Form 10-Q
period 2017-03-31
Fulgent Genetics, Inc.
filed 2017-05-09
CIK 1674930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2017, there were 17,692,247 outstanding shares of the registrant’s common stock.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FULGENT GENETICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value data)

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$6,734	$7,897
Marketable securities	20,633	12,971
Trade accounts receivable, net of allowance for doubtful accounts of $151 and $151, respectively	4,601	4,364
Other current assets	1,202	906
Total current assets	33,170	26,138
Marketable securities, long term	19,643	25,597
Fixed assets, net	5,894	6,234
Deferred tax asset	44	54
Other long-term assets	69	17
Total long-term assets	25,650	31,902
Total assets	$58,820	$58,040
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,306	$2,756
Accrued liabilities	745	436
Income tax payable	230	124
Total current liabilities	3,281	3,316
Other long-term liabilities	—	2
Deferred tax liability	243	243
Total liabilities	3,524	3,561
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value per share, 200,000 shares authorized, 17,681 and 17,676 shares issued and outstanding at March 31, 2017 and December 31, 2016 respectively	2	2
Preferred stock, $0.0001 par value per share, 1,000 shares authorized, no shares issued or outstanding at March 31, 2017 and December 31, 2016	—	—
Additional paid-in capital	110,301	109,734
Accumulated other comprehensive loss	(85)	(103)
Accumulated deficit	(54,922)	(55,154)
Total stockholders’ equity	55,296	54,479
Total liabilities and stockholders’ equity	$58,820	$58,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$5,306	$3,440
Cost of revenue	1,859	1,304
Gross profit	3,447	2,136
Operating expenses:
Research and development	851	561
Selling and marketing	891	301
General and administrative	1,486	1,889
Total operating expenses	3,228	2,751
Operating income (loss)	219	(615)
Interest and other income (expense)	119	13
Income (loss) before income taxes	338	(602)
Provision for income taxes	106	—
Income (loss) from continuing operations	232	(602)
Income (loss) from discontinued operations	—	59
Net income (loss)	$232	$(543)

Continuing operations:
Income (loss) per common share:
Basic	$0.01	$(0.05)
Diluted	$0.01	$(0.05)

Weighted-average common shares:
Basic	17,676	12,077
Diluted	18,178	12,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$232	$(543)
Other comprehensive loss, net of tax:
Net unrealized loss on marketable securities	(18)	—
Comprehensive income (loss)	$214	$(543)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Common Stock			Accumulated Other		Total
	Shares	Amount	Additional Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2016	17,676	$2	$109,734	$(103)	$(55,154)	$54,479
Equity-based compensation			$565			565
Exercise of common stock options	5		$2			2
Restricted stock awards						—
Other comprehensive loss, net				18		18
Net income					232	232
Balance at March 31, 2017	17,681	$2	$110,301	$(85)	$(54,922)	$55,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flow from operating activities:
Net income (loss)	$232	$(543)
Income (loss) from discontinued operations	—	59
Income (loss) from continuing operations	232	(602)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	565	1,625
Depreciation and amortization	412	199
Amortization of premium of marketable securities	95	—
Excess tax benefits	(59)	—
Changes in operating assets and liabilities:
Accounts receivable	(237)	(676)
Other current assets	(343)	(81)
Accounts payable	(433)	379
Taxes payable	165	—
Accrued liabilities	310	48
Cash provided by continuing operations	707	892
Cash used in discontinued operations	—	(17)
Net cash provided by operating activities	707	875
Cash flow from investing activities:
Purchases of fixed assets	(90)	(177)
Purchase of marketable securities	(2,780)	—
Maturities of marketable securities	1,000	—
Net cash used in investing activities	(1,870)	(177)
Cash flow from financing activities:
Capital contributions	—	—
Net cash provided by financing activities	—	—
Net (decrease) increase in cash	(1,163)	698
Cash balance at beginning of period (including $0 and $9 at January 1, 2017 and 2016, respectively, from discontinued operations)	7,897	498
Cash balance at end of period	$6,734	$1,196
Supplemental cash flow information:
Fixed assets included in accounts payable	$11	$159
Initial public offering costs included in accounts payable and accrued expenses	$—	$243

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Note 1. Overview and Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Nature of the Business

Fulgent Genetics, Inc., together with its subsidiaries (collectively referred to as the “Company,” unless otherwise noted or the context otherwise requires), is a rapidly growing technology company with an initial focus on offering comprehensive genetic testing to provide physicians with clinically actionable diagnostic information they can use to improve the overall quality of patient care (the “Diagnostics business”). The Company has developed a proprietary technology platform that allows it to offer a broad and flexible test menu and continually expand and improve its proprietary genetic reference library. The Company’s current test menu offers single-gene tests and pre-established, multi-gene, disease-specific panels that collectively test for many genetic conditions, including various cancers, cardiovascular diseases, neurological disorders and pediatric conditions. The Company’s existing customer base consists primarily of hospitals and medical institutions, which are frequent and high-volume users of genetic tests and which typically pay the Company directly for its tests.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These interim condensed consolidated financial statements have been prepared  on the same basis as the Company’s audited consolidated financial statements as of and for the fiscal year ended December 31, 2016, which are included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2017 (the “2016 Annual Report”), and, in the opinion of management, include all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the Company's financial position and results of operations. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or any other period. The accompanying condensed consolidated balance sheet as of December 31, 2016 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the disclosures required by U.S. GAAP.  As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements included in the 2016 Annual Report, including the notes thereto.

Discontinued Operations

The Company historically conducted two lines of business: the Diagnostics business, which the Company conducted directly and which is the only business it is presently pursuing, and its former pharmaceutical business (the “Pharma business”), which was conducted by its former wholly owned subsidiary, Fulgent Pharma LLC (“Fulgent Pharma”). In addition, Fulgent LLC’s equity interests were separated into two series based on these two lines of business, with the holders of Fulgent LLC’s Class D preferred units and Class D voting and non-voting common units (collectively, the “Class D units”) having economic rights based on the Diagnostics business, and the holders of Fulgent LLC’s Class P preferred units and Class P voting and non-voting common units (collectively, the “Class P units”) having economic rights based on the Pharma business. These Class D units and Class P units were intended to “track,” or reflect, the relative performance of the Diagnostics business and the Pharma business, respectively.

In April 2016, Fulgent LLC’s Operating Agreement was amended and restated to provide for the distribution of Fulgent Pharma in full redemption and cancellation of the Class P units. On April 4, 2016, Fulgent LLC completed the split-off of Fulgent Pharma and the Pharma business by redeeming all of the then-outstanding Class P units and distributing to each holder of Class P units substantially identical shares of Fulgent Pharma and causing Fulgent Pharma to assume all then-outstanding options to purchase Class P units. All Class P units were immediately cancelled upon redemption. The split-off of the Pharma business was a pro-rata distribution to all of the holders of Class P units, but did not involve the holders of Fulgent LLC’s Class D units. The Manager and controlling equity holder of Fulgent LLC prior to the Reorganization, Mr. Hsieh, is the Manager and controlling equity holder of Fulgent Pharma. As a result, the split-off of the Pharma business was accounted for as a common control transaction and the recorded amount of Fulgent Pharma’s net assets was transferred to the holders of Class P units and no gain or loss was recorded.

The split-off of the Pharma business is presented as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented.

The major components of statements of operations data comprising the income (loss) from discontinued operations are as follows:

	Three months Ended March 31,
	2017	2016
	(in thousands)
Operating expenses:
Research and development	$—	$332
General and administrative	—	9
Total operating expenses	—	341
Operating Income (loss)	—	(341)
Other income	—	400
Income (loss)	$—	$59

Weighted-average Class P common units - profits interests - outstanding, basic and diluted	—	$0.00
Weighted-average Class P preferred units outstanding, basic and diluted	—	$0.00
Weighted-average Class P common units - profits interests - outstanding, basic and diluted	—	39,000
Weighted-average Class P preferred units outstanding, basic and diluted	—	51,000

Note 2. Summary of Significant Accounting Policies

See the summary of the Company’s significant accounting policies set forth in the notes to its consolidated financial statements included in the 2016 Annual Report. Except as described below, no such policies materially changed during the three months ended March 31, 2017.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting periods. These estimates, judgments and assumptions are based on historical data and experience available at the date of the accompanying condensed consolidated financial statements, as well as various other factors management believes to be reasonable under the circumstances. Actual results could differ from these estimates.

On an on-going basis, management evaluates its estimates, primarily those related to: (i) revenue recognition criteria, (ii) accounts receivable and allowances for doubtful accounts, (iii) the useful lives of fixed assets, and (iv) estimates of tax liabilities.

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

Concentration of Customers

In certain periods, a small number of customers has accounted for a significant portion of  the Company’s revenue. In the three months ended March 31, 2017, and aggregating customers that are under common control or are affiliates, four customers contributed 15%, 14%, 11%, and 10% of our total revenue, respectively.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a comprehensive new revenue recognition model designed to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606)-Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which further clarifies the implementation guidance on principal versus agent considerations contained in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606)-Identifying Performance Obligations and Licensing, which further clarifies the implementation guidance relating to identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)-Narrow-Scope Improvements and Practical Expedients, which further clarifies guidance on collectability, noncash consideration, presentation of sales tax, practical expedients and transition. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which makes minor corrections or minor improvements to the codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. These standards, pursuant to ASU No. 2015-14, Revenue from Contracts with Customers-Deferral of the Effective Date (Topic 606) issued by the FASB in August 2015, will be effective for annual periods (including interim periods) beginning after December 15, 2017. The Company has commenced its assessment of these new standards, developed a project plan to guide the implementation, and is evaluating the impact these new standards will have on its consolidated financial statements. The standard can be applied either retrospectively to each period presented or as a cumulative effect adjustment as of the date of adoption. The

Company plans to implement these standards effective January 1, 2018 based on the modified retrospective method and continues to evaluate the effect this ASU will have on its consolidated financial statements and related disclosures.

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

In March 2017, the FASB issued ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20). Under the ASU, entities must amortize to the earliest call date the premium on certain purchased callable debt securities. The ASU does not require any accounting change for debt securities held at a discount. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including in an interim period. The Company has not yet evaluated the effect this ASU will have on its consolidated financial statements and related disclosures.

Note 3. Marketable Securities

The Company’s marketable securities consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Marketable securities:
Money market accounts	$6	$—	$—	$6
Corporate debt securities	40,407	—	(132)	40,275
Less: Cash equivalents	(6)	—	—	(6)
Total marketable securities	$40,407	$—	$(132)	$40,275

	December 31, 2016
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Marketable securities:
Money market accounts	$1,580	$—	$—	$1,580
Corporate debt securities	38,728	3	(163)	38,568
Less: Cash equivalents	(1,580)	—	—	(1,580)
Total marketable securities	$38,728	$3	$(163)	$38,568

As of March 31, 2017 and December 31, 2016, the contractual maturities of the Company’s marketable securities less than one year were $20.6 million and $13.0 million, respectively, and the contractual maturities of the Company’s marketable securities greater than one year and less than five years were $19.6 million and $25.6 million, respectively. Management determined that the gross unrealized losses of $132,000 on the Company’s marketable securities as of March 31, 2017 were temporary in nature. Gross unrealized losses on the Company’s marketable securities were $163,000 as of December 31, 2016. The Company currently does not intend to sell these securities prior to maturity and does not consider these investments to be other-than-temporarily impaired as of March 31, 2017. There were no sales of marketable securities in any of the periods presented.

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

The following table presents information about our financial assets measured at fair value on a recurring basis as of March 31, 2017, based on the three-tier fair value hierarchy:

	Fair Value Measurements at March 31, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Marketable securities:
Corporate debt securities	$40,275	$—	$40,275	$—
Money market accounts	6	6	—	—
Total marketable securities	$40,281	$6	$40,275	$—

The Company’s Level 1 assets include money market instruments and are valued based upon observable market prices. Level 2 assets consist of marketable investment securities consisting of corporate bonds. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. As of March 31, 2017, the Company had no investments that were measured using unobservable (Level 3) inputs.

There were no transfers between fair value measurement levels during the three months ended March 31, 2017.

Gross unrealized gains or losses for cash equivalents and marketable securities as of March 31, 2017 were not material. As of March 31, 2017 there were no securities that were in an unrealized loss position for more than 12 months.

Note 5. Fixed Assets

Major classes of fixed assets consisted of the following:

		March 31,	December 31,
	Useful Lives	2017	2016
		(in thousands)
Computer hardware	3 Years	$1,388	$1,293
Computer software	3 Years	354	354
Machinery and equipment	5 Years	—	177
Medical lab equipment	5 Years	4,836	4,678
General equipment	3 Years	—	59
Furniture and fixtures	5 Years	86	86
Leasehold improvements	Shorter of lease term or estimated useful life	561	520
Assets not yet placed in service		1,130	1,114
Total		8,355	8,281
Less: Accumulated depreciation		(2,461)	(2,047)
Property and equipment, net		$5,894	$6,234

Depreciation expense on fixed assets totaled $412,000 and $199,000 for the three months ended March 31, 2017 and 2016, respectively.

Note 6. Other Current Assets

Other current assets consisted of the following:

	March 31,	December 31,
	2017	2016
	(in thousands)
Reagents	$493	$322
Prepaid expenses	463	375
Marketable securities interest receivable	223	209
Payroll tax refund	23	—
Total	$1,202	$906

Reagents are used for DNA sequencing applications in the Company’s DNA sequencing equipment.

Note 7. Reporting Segment and Geographic Information

The Company views its operations and manages its business in one reporting segment. All long-lived assets were located in the United States during the three months ended March 31, 2017 and 2016. Revenue by region was as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Revenue:
United States	$2,090	$1,905
Foreign:
Canada	1,083	868
China	1,525	—
Other Countries	608	667
Total	$5,306	$3,440

Note 8. Commitments and Contingencies

Operating Leases

The Company has commitments under various non-cancelable operating leases with varying terms through July 2018. The Company has options to renew these leases for two or three years after their expiration.

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

Rent expense for the three months ended March 31, 2017 and 2016 was approximately $53,000 and $66,000, respectively.

Purchase Obligations

As of March 31, 2017, the Company had purchase obligations of $3.2 million for reagents and equipment.

Contingencies

From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business. Management does not believe that the outcome of any of these matters will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 9. Stockholders’ Equity

Components of Comprehensive Income (Loss)

Comprehensive income (loss) consists of market value adjustments that represent unrealized holding gains (losses) on marketable securities, net of taxes. For the three months ended March 31, 2017 and 2016, the tax effects related to unrealized holding gains (losses) on marketable securities were $48,000 and zero respectively.

Certificate of Incorporation

In accordance with the Company’s certificate of incorporation, the Company is authorized to issue 200,000,000 shares of common stock, with a par value of $0.0001 per share, and 1,000,000 shares of preferred stock, with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share held on all matters submitted to a vote of its stockholders. Holders of the Company’s common stock have no cumulative voting rights. Further, as of March 31, 2017, holders of the Company’s common stock have no preemptive, conversion, redemption or subscription rights and there are no sinking fund provisions applicable to the Company’s common stock. Upon liquidation, dissolution or winding-up of the Company, holders of the Company’s common stock are entitled to share ratably in all assets remaining after payment of all liabilities and the liquidation preferences of any outstanding shares of preferred stock. Subject to preferences that may be applicable to any outstanding shares of preferred stock, holders of the Company’s common stock are entitled to receive dividends, if any, as may be declared from time to time by the Company’s board of directors. As of March 31, 2017, there were no outstanding shares of preferred stock.

Note 10. Equity-Based Compensation

Equity-based compensation expense for awards granted to employees is measured based on the fair value of the award on the grant date and recognized in the Company’s consolidated statements of operations over the period during which the employee is required to perform services in exchange for the award (generally, the vesting period of the award). Compensation expense for awards with both a service and performance condition is recognized over the period required to achieve both conditions using the accelerated attribution method. The Company estimates the fair value of stock options using the Black-Scholes option valuation model. The Company measures the fair value of RSUs and share awards based on the fair value of the underlying shares on the date of grant. For awards of Fulgent LLC profits interests that were granted before the Reorganization, the fair value was measured using the Black-Scholes option valuation model.

Prior to the Reorganization, the Company’s employees and other service providers were granted awards under the Fulgent Therapeutics LLC Amended and Restated 2015 Equity Incentive Plan (the “2015 Plan”), which provided for the issuance of equity-based awards to eligible employees, directors and consultants. These awards generally consisted of options, RSUs and profits interests. Options granted under the 2015 Plan typically vested over four years and expired 10 years from the date of grant, and were not exercisable, whether or not vested, until the earlier of a liquidity event or incorporation, each as defined in the 2015 Plan. Because the options were subject to both a service condition (as set forth in their vesting schedules) and a performance condition (the occurrence of a qualifying liquidity event or incorporation), no equity-based compensation expense was recognized for these options until the performance condition was deemed to have been satisfied upon completion of the Reorganization. RSUs granted under the 2015 Plan typically vested over four years. Awards of profits interests were typically fully vested at the date of grant.

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

The Company has included equity-based compensation expense as part of cost of revenue and operating expenses in the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cost of revenue	$146	$—
Research and development	211	—
Selling and marketing	69	—
General and administrative	139	1,625
Total	$565	$1,625

No equity-based compensation expense related to the Pharma business and included in discontinued operations was recorded in the three months ended March 31, 2017 or 2016.

Award Activity

The below discussions of equity-based award activity, including all share numbers and weighted-average exercise prices, have been adjusted to give retroactive effect to the Reorganization as if it occurred at the beginning of each period presented.

Option Awards

The following table summarizes activity for options to acquire shares of the Company’s common stock in the three months ended March 31, 2017:

	Number of Shares Subject to Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2016	556	0.85	9.0	5,976
Authorized	—
Granted	—	$—
Exercised	(5)	$0.38
Canceled	(2)	$0.38
Balance at March 31, 2017	549	0.85	8.8	$5,554
Exercisable as of March 31, 2017	154	$0.38	8.6	$1,619

As of March 31, 2017, the remaining unrecognized compensation expense of $1.2 million related to outstanding stock options is expected to be recognized over a weighted-average period of 2.6 years.

RSU Awards

The following table summarizes activity for RSUs relating to shares of the Company’s common stock in the three months ended March 31, 2017:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Balance at December 31, 2016	362	$9.69
Granted	17	$11.58
Vested and settled
Forfeited	(4)	$9.02
Balance at March 31, 2017	375	$9.73

As of March 31, 2017, the remaining unrecognized compensation expense of $3.2 million related to outstanding RSUs is expected to be recognized over a weighted-average period of 3.6 years.

Note 11. Income Taxes

Prior to the Reorganization, Fulgent LLC was organized as a limited liability company and its members elected to have Fulgent LLC treated as a partnership for income tax purposes. All taxable income or loss and tax credits generally were reflected in the personal income tax returns of the Fulgent LLC’s members. Accordingly, no provision for federal or state income taxes was provided in the accompanying condensed consolidated financial statements prior to the Reorganization. Upon completion of the Reorganization, the Company converted from a pass-through entity for tax purposes to a taxable entity.

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

In the three months ended March 31, 2017, certain outstanding non-qualified stock options to acquire the Company’s common stock were exercised and certain outstanding RSUs relating to the Company’s common stock vested. Upon the exercise of these stock options and the vesting of these RSUs, the Company is entitled to an income tax deduction in the amount of the income recognized by the option or RSU holder, as applicable, subject to possible limitations imposed by Section 162(m) of the Internal Revenue Code and so long as the Company withholds the appropriate taxes with respect to such income (if required) and the total compensation of the option or RSU holder, as applicable, is deemed reasonable in amount. Because the Company recorded equity-based compensation expense related to stock options or RSUs in the three months ended March 31, 2017, the Company recorded the benefit from the exercise of these stock options and the vesting of these RSUs as a reduction to the Company’s provision for income taxes for the period.

Note 12. Income (Loss) per Share

Income (loss) per share for the three months ended March 31, 2017 and 2016 was computed as if the Reorganization   had occurred at the beginning of each period presented, with the exception of Class P units, as they are not subject to the Reorganization. The following is a reconciliation of the basic and diluted income (loss) per share computations:

	Three Months Ended March 31,
	2017			2016
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
	(in thousands, except per share data)
Income (loss)	$232	—	$232	$(602)	$59	$(543)
Income (loss) allocable to common stockholders	$232	—	$232	$(602)	$59	$(543)
Income (loss) allocated to common stockholders	$232			$(602)
Income (loss) allocated to Class P common units	—	$—		—	$26
Income (loss) allocated to Class P preferred units	—	$—		—	33
Weighted-average common shares—outstanding, basic	17,676	—		12,077	—
Weighted-average common shares—outstanding, diluted	18,178			12,077
Weighted-average Class P common units - profits interests - outstanding, basic and diluted	—	—		—	39,000
Weighted-average Class P preferred units outstanding, basic and diluted	—	—		—	51,000
Income (loss) per common share from continuing operations, basic	$0.01	—		$(0.05)	—
Income (loss) per common share from continuing operations, diluted	$0.01			$(0.05)
Income per Class P common unit - profits interests, basic and diluted	—	—		—	$0.00
Income per Class P preferred unit, basic and diluted	—	—		—	$0.00

On April 4, 2016, Fulgent LLC completed the split-off of the Pharma business. The financial condition and results of the Pharma business are included in the accompanying condensed consolidated financial statements as discontinued operations for all periods presented, and the weighted-average Class P units related to the Pharma business were computed through the separation date of April 4, 2016.

The Class P common and preferred units had the right to participate in earnings and distributions of Fulgent LLC but were not obligated to fund losses. As a result, in periods of net loss, Fulgent LLC allocated losses to the holders of profits interests, as they were determined to be the most subordinate unit.

The following securities have been excluded from the calculation of diluted income (loss) per share for all periods presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2017		2016
	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
	(in thousands)
Options	22	—	347	—
Class P unit options	—	—	—	1,810

The anti-dilutive shares disclosed above were calculated using the treasury stock method. During the three months ended March 31, 2016, the Company had outstanding stock options that were excluded from the weighted-average share calculation for continuing operations due to the Company’s net loss position. During the three months ended March 31, 2016, the Company had Class P unit options that were excluded from the weighted-average share calculation for discontinued operations because the units were contingently exercisable.

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

The Company, from time to time, performs research testing services for the Foundation. The Company did not recognize any revenue during the three months ended March 31, 2017 or 2016 as consideration for such services.

The Company, from time to time, performs genetic sequencing services for the University. The Company recognized $12,000 and $0 as consideration for such services in the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017 and 2016, $0 and $0 was due from the Foundation and $32,000 and $0 was due from the University, respectively.

Note 14. Subsequent Events

On April 25, 2017, the Company, through an affiliated company formed for the purpose of the relationship, entered into a cooperation agreement (the “JV Agreement”) with Xilong Scientific Co., Ltd. (“Xilong Scientific”) and Fuzhou Jinqiang Investment Partnership (LP) (“FJIP”) to form a joint venture under the laws of the People’s Republic of China (“PRC”) called Fujian Fujun Gene Biotech Co., Ltd. (“FF Gene Biotech”). FF Gene Biotech expects to offer comprehensive genetic testing services to customers in the PRC. Pursuant to the terms of the JV Agreement, the Company will contribute to FF Gene Biotech genetic sequencing and other equipment with a total cost of no more than 60,000,000 RMB (or approximately $8.7 million U.S. dollars) over a three-year period for a 30% ownership interest in FF Gene Biotech, Xilong Scientific will contribute to FF Gene Biotech 102,000,000 RMB over a three-year period for a 51% ownership interest in the FF Gene Biotech, and FJIP will contribute to FF Gene Biotech 19,000,000 RMB over a five-year period for a 19% ownership interest in FF Gene Biotech. Xilong Scientific is an affiliate of Xi Long USA, Inc., a large stockholder of the Company, and FJIP is owned by key management of FF Gene Biotech, including Dr. Han Lin Gao, the Chief Scientific Officer and a large stockholder of the Company, and the owner of approximately 25% of FJIP. The Board of Directors of FF Gene Biotech will be composed of three directors, one of which will be appointed by the Company and two of which will be appointed by Xilong Scientific, and will act by majority vote on all matters except for certain exceptional matters that require unanimous consent.

Additionally, on April 25, 2017, the Company entered into a license agreement (the “License Agreement”) with FF Gene Biotech, pursuant to which the Company has granted to FF Gene Biotech a license to use certain of the Company’s clinical molecular diagnostic gene detection technology and related software and its proprietary reference library of genetic information, along with any improvements on this technology that the Company may develop during the term of the License Agreement. Under the License Agreement, FF Gene Biotech will pay to the Company, on a quarterly basis, certain royalties based on the revenues of FF Gene Biotech, and the Company has agreed to provide certain technical services to FF Gene Biotech in connection with the license granted under the License Agreement. The License Agreement expires on December 31, 2018 and may be extended by mutual agreement of the parties.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in this report. Additionally, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the Securities and Exchange Commission, or SEC, in preparing this discussion and analysis, we presume that readers have access to and have read the discussion and analysis of our financial condition and results of operations included in our annual report on Form 10-K for our fiscal year ended December 31, 2016 filed with the SEC on March 17, 2017, or the 2016 Annual Report.

Forward-Looking Statements

The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical facts and relate to future events or circumstances or our future performance, and they are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. The forward-looking statements in this discussion and analysis include statements about, among other things, our future financial and operating performance, our future cash flows and liquidity, and our growth strategies, as well as anticipated trends in our business and industry. These forward-looking statements are subject to a number of risks and uncertainties, including, among others, those described under “Item 1A. Risk Factors” in Part II of this report. In light of these risks and uncertainties, the forward-looking events and circumstances described in this discussion and analysis may not occur, and actual results could differ materially and adversely from those described in or implied by our forward-looking statements. As a result, you should not rely upon forward-looking statements as predictions of future events and you should read this discussion and analysis with the understanding that our actual future results, levels of activity, performance and achievements may be materially different than what we expect. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

Overview

We are a profitable and rapidly growing technology company with an initial focus on offering comprehensive genetic testing to provide physicians with clinically actionable diagnostic information they can use to improve the overall quality of patient care. We have developed a proprietary technology platform that integrates sophisticated data comparison and suppression algorithms, adaptive learning software, advanced genetic diagnostics tools and integrated laboratory processes. This platform allows us to offer a broad and flexible test menu and continually expand and improve our proprietary genetic reference library, while maintaining accessible pricing, high accuracy and competitive turnaround times. We believe our test menu offers more genes for testing than our competitors in today’s market, which enables us to provide expansive options for test customization and clinically actionable results. Our current test menu includes approximately 18,000 single-gene tests and more than 300 pre-established, multi-gene, disease-specific panels that collectively test for approximately 7,700 genetic conditions, including various cancers, cardiovascular diseases, neurological disorders and pediatric conditions.

Our existing customer base consists primarily of hospitals and medical institutions, which are frequent and high-volume users of genetic tests and which typically pay us directly for our tests. We have generated growing demand for our tests with relatively little marketing efforts to date, which we believe demonstrates the advantages of our offering compared to other available genetic testing alternatives. We offer tests at competitive prices, averaging approximately $1,200 per billable test delivered in the three months ended March 31, 2017, and at a lower cost to us than many of our competitors, totaling approximately $420 per billable test delivered in the three months ended March 31, 2017. Our volume has grown rapidly since our commercial launch in 2013, with over 24,747 billable tests delivered through March 31, 2017. We delivered 4,422 billable tests in the three months ended March 31, 2017, compared to 2,428 billable tests delivered in the three months ended March 31, 2016. We recorded revenue and income from continuing operations of $5.3 million and $232,000, respectively, in the three months ended March 31, 2017, compared to revenue and loss from continuing operations of $3.4 million and $602,000, respectively, in the three months ended March 31, 2016. Moreover, we have achieved profitability at an early stage of our operations.

Recent Developments

FF Gene Biotech Joint Venture

On April 25, 2017, we, through an affiliated company formed for the purpose of the relationship, entered into a cooperation agreement with Xilong Scientific Co., Ltd., or Xilong Scientific, and Fuzhou Jinqiang Investment Partnership (LP), or FJIP, to form a joint venture under the laws of the People’s Republic of China, or PRC, called Fujian Fujun Gene Biotech Co., Ltd. or FF Gene Biotech. FF Gene Biotech expects to offer comprehensive genetic testing services to customers in the PRC. Pursuant to the terms of the cooperation agreement, we will contribute to FF Gene Biotech genetic sequencing and other equipment with a total cost of no more than 60,000,000 RMB (or approximately $8.7 million U.S. dollars) over a three-year period for a 30% ownership interest in FF Gene Biotech, Xilong Scientific will contribute to FF Gene Biotech 102,000,000 RMB over a three-year period for a 51% ownership interest in the FF Gene Biotech, and FJIP will contribute to FF Gene Biotech 19,000,000 RMB over a five-year period for a 19% ownership interest in FF Gene Biotech. Xilong Scientific is an affiliate of Xi Long USA, Inc., or Xi Long, a large stockholder of our company, and FJIP is owned by key management of FF Gene Biotech, including Dr. Han Lin Gao, our Chief Scientific Officer and a large stockholder of our company, and the owner of approximately 25% of FJIP. The Board of Directors of FF Gene Biotech will be composed of three directors, one of which will be appointed by us and two of which will be appointed by Xilong Scientific, and will act by majority vote on all matters except for certain exceptional matters that require unanimous consent.

Additionally, on April 25, 2017, we entered into a license agreement with FF Gene Biotech, pursuant to which we have granted to FF Gene Biotech a license to use certain of our clinical molecular diagnostic gene detection technology and related software and our proprietary reference library of genetic information, along with any improvements on this technology that we may develop during the term of the license agreement. Under the license agreement, FF Gene Biotech will pay to us, on a quarterly basis, certain royalties based on the revenues of FF Gene Biotech, and we have agreed to provide certain technical services to FF Gene Biotech in connection with the license granted under the agreement. The license agreement expires on December 31, 2018 and may be extended by mutual agreement of the parties.

Factors Affecting Our Performance

Market and Industry Trends

Genetic testing has experienced significant growth in recent years. As this trend continues, we believe genetic testing will become a more accepted part of standard medical care, and the knowledge of a person’s unique genetic makeup will begin to play a more important role in the practice of medicine. The advent of next generation sequencing, or NGS, technology, a relatively new genetic testing technique that enables millions of DNA fragments to be sequenced in parallel, has dramatically lowered the cost and improved the quality of genetic testing, contributing to increased adoption generally and increased volumes for our tests. According to GrandView Research, the size of the global NGS genetic testing market, which includes pre-sequencing, sequencing and data analysis, is estimated to have been approximately $4.0 billion in 2016, including approximately $1.4 billion in the United States, and is expected to reach approximately $10.5 billion by 2022, including approximately $3.6 billion in the United States.

While adoption of genetic testing has increased in recent years, we believe widespread utilization has been limited in large part because of certain barriers to adoption that exist in today’s market. Among these barriers are that genetic testing can be prohibitively expensive, only a limited number of genetic tests are currently reimbursable, certain genetic conditions cannot be diagnosed due to the limited scope of genetic analysis, genetic testing can be an inefficient process, and the interpretation of genetic results can be cumbersome and time-consuming. We believe a significant market exists for a genetic testing option that provides broad genetic coverage and the flexibility to customize tests for individual patient needs, while maintaining accuracy and affordability, and we believe the proprietary technology platform we have developed enables us to overcome many of these challenges facing our industry today.

Number and Mix of Billable Tests Delivered

Our performance is closely correlated with the number of tests for which we bill our customers, which we refer to as billable tests. The number of billable tests we deliver in any period depends on a number of factors, including the other factors affecting our performance described in this discussion and analysis. We believe the number of billable tests that we deliver is an important indicator of the performance of our business. We have experienced compound quarterly growth of 15% in the number of billable tests delivered in our last eight completed fiscal quarters.

In addition, we offer our tests at different price points depending on the nature and level of complexity and customization of the test. As a result, the mix of billable tests delivered to our customers in any period could impact our financial results for the period.

Mix of Customers

Through March 31, 2017, we have sold our tests to over 600 total customers. We consider each single billing and paying unit to be an individual customer, even though the unit may represent multiple physicians and healthcare providers ordering tests. Our existing customer base consists primarily of hospitals and medical institutions, which are frequent and high-volume users of genetic tests. Additionally, collection of billings from these institutional customers is generally more attainable than from other types of customers in today’s reimbursement environment, as approximately 86% of our test billings that were generated and due in 2016 were paid during that period. In certain periods, a small number of customers have accounted for a significant portion of our revenue. For instance, in the three months ended March 31, 2017, and aggregating customers that are under common control or are affiliates, four customers contributed 15%, 14%, 11%, and 10% of our total revenue, respectively. Generally, we do not have long-term purchase agreements with any of our customers and, as result, any or all of them could decide at any time to increase, decrease or delay their orders from us. We are focused on more deeply penetrating our relationships with existing customers, including our key customers, to increase the volume of tests they order from us.

In addition, we are seeking to grow our customer base by continuing to acquire new hospital and medical institution customers and expand into additional customer groups, such as individual physicians and other practitioners, as well as research institutions. To this end, we have made efforts to diversify our customer base beyond hospitals, including, for instance, establishing a vendor code in the second quarter of 2016 with a national clinical laboratory that orders our tests to fulfill some of the genetic testing orders it receives from certain U.S. government agencies, and contracting in the third quarter of 2016 with a regional hospital network within the U.S. Army to provide genetic tests for members and their families. We have also pursued relationships with payors, including Medicare, some state Medicaid programs and commercial third-party payors, to obtain coverage and reimbursement for our tests in order to make them accessible to more individual physicians. Subject to limited exceptions for minimal amounts, none of these relationships obligate any party to order our tests at any agreed volume or frequency, or at all. However, we believe our ability to establish these types of relationships and relationships with other new customers, as well as our ability to achieve increased sales to existing customers, are significant indicators of the growth potential of our business.

We believe the key to further penetrating our existing customer base and expanding into new customer markets is to continue to focus on delivering a broad and flexible test menu while maintaining affordable prices. In order to offer our customers affordable price points, we continue to improve our technology platform to develop tests that we can perform at a low internal cost. In addition, we believe an increased focus on sales and marketing will facilitate customer growth. We have been investing in our sales and marketing function and we plan to continue to do so in the near-term, with the goal of more than doubling the size of our sales and marketing team in the next 12 months.

Ability to Maintain Our Broad and Flexible Test Menu

We believe the large number of genes that we incorporate into our test menu provides a meaningful competitive advantage. We believe the breadth of genes in our portfolio allows us to provide more comprehensive genetic information and improves our variant detection rate, which can increase the clinical actionability of the data we produce. The breadth of genes in our portfolio also allows us to provide a flexible and customizable test menu for our customers. We believe that our ability to continue to offer more genes than our competitors could be a key contributor to the growth of our business.

Ability to Maintain Low Costs

We have developed various proprietary technologies that improve our laboratory efficiency and reduce the costs we incur to perform our tests, including our proprietary gene probes, data algorithms, adaptive learning software and genetic reference library. This technology platform enables us to perform each test and deliver its results at a lower cost to us than many of our competitors, totaling approximately $420 per billable test delivered in the three months ended March 31, 2017. This low cost per billable test allows us to maintain affordable pricing for our customers, averaging approximately $1,200 per billable test delivered in the three months ended March 31, 2017, which we believe encourages repeat ordering from existing customers and attracts new customers. We believe this low internal cost is a key contributor to our ability to grow our business and drive increased profitability.

Expansion into New Markets

We believe expanding our test menu and our geographic presence will appeal to a broader base of potential customers and increase our revenue potential.

We intend to continue to expand our test menu to include more options and cover more genes. For example, we intend to expand our offering of oncology, cardiology, pediatrics and prenatal test panels, which represent large genetic testing markets in which we believe our comprehensive and flexible tests will be competitive. In addition, in the third quarter of 2016, we launched a new chromosomal test called CNV+ that is designed to use NGS technology to detect copy number variants with similar or improved results as compared to microarray-based genomic tests. Further, we expect to offer somatic testing for certain cancers in late 2017.

We also believe there is a large potential for growth of genetic testing in many international markets due to the presence of high unmet diagnostic and predictive testing needs, rapidly rising healthcare expenditures and patient awareness of next generation sequencing technologies. We plan to continue to pursue direct sales to customers in a variety of geographic markets, including Canada, the PRC and others, and to engage distributors or establish other types of arrangements, such as joint ventures or other relationships, to expand our presence and test volume in certain of these markets. To this end, in April 2017, our joint venture FF Gene Biotech was established to offer genetic testing to customers in the PRC. Although this joint venture is subject to a number of risks, including market, regulatory and other factors that could cause it to fail to produce to us the revenue or other benefits we anticipate, we believe the joint venture could expand our long-term opportunities to address the genetic testing market in Asia.

Success Obtaining Reimbursement

In today’s market, third-party payors generally restrict the reimbursement of genetic testing to a limited subset of genetic tests and only for those patients who meet specific criteria. This lack of widespread favorable reimbursement policies has presented a challenge for genetic testing companies in building sustainable business models. As part of our growth strategy, we intend to pursue coverage and reimbursement from third-party payors at a level adequate for us to achieve profitability with this payor group. To this end, we have contracted with one regional physician services organization and one national health insurance company to become an in-network provider and we have enrolled as a supplier with Medicare and 11 state Medicaid programs, which means that we have agreed with these payors to provide certain of our tests at negotiated rates. Although this does not guarantee that we will receive reimbursement for our tests from these or any other payors at adequate levels, we believe our low cost per billable test will enhance our ability to compete effectively in the third-party payor market and our flexibility in establishing relationships with additional third-party payors in the future. Our level of success in obtaining and maintaining adequate coverage and reimbursement from third-party payors for our testing services will, we believe, be a key factor in the rate and level of growth of our business over the long term.

Equity-Based Compensation

In January 2016, our predecessor Fulgent LLC granted an award of fully vested equity to one of our employees. The equity-based compensation expense associated with this award was recorded in full in the period in which the award was granted. As a result, there was a substantial increase in operating expenses in the quarter ended March 31, 2016. We do not intend to grant additional awards of fully vested equity and, as a result, we do not expect that we will experience similar levels of equity-based compensation expense in future periods. Generally, we record equity-based compensation over the requisite service period from the grant date of the applicable award.

Business Risks and Uncertainties

Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Item 1A. Risk Factors” in Part II of this report.

Discontinued Operations

Prior to April 4, 2016, Fulgent LLC conducted the following two lines of business: the genetic testing business we are currently pursuing, which Fulgent LLC conducted directly; and our former pharmaceutical business, or the Pharma Business, which was conducted through Fulgent LLC’s former subsidiary, Fulgent Pharma LLC, or Fulgent Pharma. Prior to April 4, 2016, all of Fulgent LLC’s equity interests were separated into two series of units based on these two lines of business, with the Class D units having economic rights based on the genetic testing business we are currently pursuing and the Class P units having economic rights based on the Pharma Business. On April 4, 2016, Fulgent LLC separated the Pharma Business from the genetic testing business we are currently pursuing in a transaction we refer to as the Pharma Split-Off. To effect the Pharma Split-Off, Fulgent LLC redeemed each member’s Class P units, distributed to each such member substantially identical units of Fulgent Pharma and caused Fulgent Pharma to assume all then-outstanding options to acquire Class P units.

The operating results of the Pharma Business have been reported as discontinued operations for all applicable periods presented in the consolidated financial statements included in this report. In the three months ended March 31, 2016, we recorded an income from discontinued operations of $59,000.

Reorganization

On September 30, 2016, our predecessor Fulgent LLC became our wholly owned subsidiary upon completion of the Reorganization. For purposes of this discussion and analysis, Fulgent LLC’s equity interests outstanding prior to the Reorganization are referred to as “units,” and Fulgent LLC’s equity holders prior to the Reorganization are referred to as “members.” Prior to the Reorganization, Fulgent Inc. did not conduct any activities other than activities incidental to its formation and preparation for its initial public offering.

Upon completion of the Reorganization, among other things: each outstanding 7.6 units of Fulgent LLC were cancelled in exchange for one share of our common stock; all outstanding options to acquire units of Fulgent LLC were cancelled in exchange for equivalent options to acquire shares of our common stock, and all such options became immediately exercisable to the extent vested; and all outstanding restricted share units relating to units of Fulgent LLC were cancelled in exchange for equivalent restricted stock units relating to shares of our common stock. After completion of the Reorganization, we continue to exist as a holding company, with no material assets other than 100% of the equity interests in Fulgent LLC and our other subsidiaries. We consolidate the financial results of Fulgent LLC, and the historical financial statements of Fulgent LLC are our historical financial statements.

Financial Overview

Revenue

We generate revenue from sales of our genetic tests. We recognize revenue upon delivery of a report to the ordering physician based on the established billing rate, less contractual and other adjustments, to arrive at the amount that we expect to collect. We generally bill directly to a hospital, medical institution or research institution customer or to a patient, a third-party payor or a combination of a patient and a third-party payor. We also generate revenue from certain research services related to gene sequencing as a service. Research revenue has been minimal in the past, but we expect revenue from these activities could grow in the future. In addition, following the establishment of FF Gene Biotech and our related license agreement with FF Gene Biotech in April 2017, we will begin to generate revenue upon our receipt of certain royalties from FF Gene Biotech under such license agreement, the amount of which will be based on the revenue levels of FF Gene Biotech.

Cost of Revenue

Cost of revenue reflects the aggregate costs incurred in delivering test results and gene sequencing services and consists of: personnel costs, including salaries, employee benefit costs, bonuses and equity-based compensation expenses; costs of laboratory supplies; depreciation of laboratory equipment; amortization of leasehold improvements and allocated overhead, including rent and utilities. Costs associated with performing tests are recorded as tests are processed. We expect cost of revenue to generally increase as we increase the number of tests we deliver.

Operating Expenses

Our operating expenses are classified into the following three categories: research and development; selling and marketing; and general and administrative. For each category, the largest component is personnel costs, which include salaries, employee benefit costs, bonuses and equity-based compensation expenses.

Research and Development Expenses

Research and development expenses represent costs incurred to develop our technology and future tests. These costs consist of personnel costs, laboratory supplies, consulting costs and allocated overhead, including rent and utilities. We expense all research and development costs in the periods in which they are incurred. We expect our research and development expenses will increase in absolute dollars in future periods, as we expect to continue to invest in research and development.

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

General and Administrative Expenses

General and administrative expenses include executive, finance and accounting, legal and human resources functions. These expenses consist of personnel costs, audit and legal expenses, consulting costs and allocated overhead, including rent and utilities. We expense all general and administrative expenses as incurred. We expect our general and administrative expenses will increase as we scale our operations. We also expect to continue to incur increased general and administrative expenses as a result of completing our initial public offering in October 2016 and operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and the NASDAQ Stock Market, additional insurance expenses, investor relations activities and other administrative and professional services.

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

We record a valuation allowance when it is more likely than not that some portion or all of a deferred tax asset will not be realized. In making such a determination, we consider all the available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, and ongoing prudent and feasible tax planning strategies, to assess the amount of the valuation allowance. When we establish or reduce the valuation allowance against the deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period in which such the determination is made.

Results of Operations

The following table summarizes the results of our continuing operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016:

	Three Months Ended March 31,
	2017	2016	Dollar Change	% Change
Revenue	$5,306	$3,440	$1,866	54%
Cost of revenue	1,859	1,304	555	43%
Gross profit	3,447	2,136	1,311	61%
Operating expenses:
Research and development	851	561	290	52%
Selling and marketing	891	301	590	196%
General and administrative	1,486	1,889	(403)	-21%
Total operating expenses	3,228	2,751	477	17%
Operating income (loss)	219	(615)	834	-136%
Interest and other income (expense)	119	13	106	815%
Income (loss) before income taxes	338	(602)	940	-156%
Provision for income taxes	106	—	106	*
Income (loss) from continuing operations	232	(602)	834	-139%

Other Operating Data:
Billable tests	4,422	2,428		82%

* Percentage not meaningful

Revenue

Revenue increased $1.9 million, or 54%, from $3.4 million in the three months ended March 31, 2016 to $5.3 million in the three months ended March 31, 2017. The increase in revenue was primarily due to an increased number of billable tests delivered, which increased from 2,428 in the three months ended March 31, 2016 to 4,422 in the three months ended March 31, 2017. The increase in the number of billable tests delivered between periods was primarily attributable to the expansion of our test menu, including single-gene tests and multi-gene panels, and an increase in sales to our existing customers, combined with growth in the genetic testing market and increased physician awareness and acceptance of genetic tests generally. We also generated minimal research revenue  in the three months ended March 31, 2017, and no such revenue in the three months ended March 31, 2016.

The average price of the billable tests we delivered decreased from $1,417 in the three months ended March 31, 2016 to $1,200 in the three months ended March 31, 2017. This decrease was largely due to the mix of tests we delivered in these periods, including primarily fewer exome tests in the 2017 period, which carry higher price points.

Revenue from non-U.S. customers increased $1.7 million, from $1.5 million in the three months ended March 31, 2016 to $3.2 million in the three months ended March 31, 2017. The increase in revenue from non-U.S. customers was primarily attributable to our commencement of sales to customers in China in the third quarter of 2016, which contributed $1.5 million in revenue in the three months ended March 31, 2017, and to an increase of $215,000 in revenue from customers in Canada.

Cost of Revenue

Cost of revenue increased $555,000, or 43%, from $1.3 million in the three months ended March 31, 2016 to $1.9 million in the three months ended March 31, 2017. The increase was primarily due to increases of $174,000 in depreciation costs due an increasing amount of medical lab equipment purchased to expand our capacity and throughput, $149,000 in personnel costs related to increased headcount, and $146,000 in equity-based compensation expense related to our mark-to-market valuation of non-employee equity-based awards and our grant of additional equity-based awards in the 2017 period.

Our gross profit increased $1.3 million between periods, primarily due to increased revenue, and our gross profit as a percent of revenue, or gross margin, increased from 62.1% to 65.0% between periods, primarily due to increased efficiencies in our laboratory processes, including our utilization of reagents.

Research and Development

Research and development expenses increased $290,000, or 52%, from $561,000 in the three months ended March 31, 2016 to $851,000 in the three months ended March 31, 2017. The increase was primarily due to an increase of $211,000 in equity-based compensation expense related to our mark-to-market valuation of non-employee equity-based awards and our grant of additional equity-based awards in the 2017 period.

Selling and Marketing

Selling and marketing expenses increased $590,000, or 196%, from $301,000 in the three months ended March 31, 2016 to $891,000 in the three months ended March 31, 2017. The increase was primarily due to increases of $240,000 in personnel costs related to increased headcount, $110,000 in travel expenses related to increased headcount, and $101,000 in marketing costs related to our targeted marketing initiatives, including increased attendance at various exhibitions and conferences.

General and Administrative

General and administrative expenses decreased $403,000, or 21%, from $1.9 million in the three months ended March 31, 2016 to $1.5 million in the three months ended March 31, 2017. The decrease was primarily due to a decrease of $1.5 million in equity-based compensation expense related to the grants of a fully vested equity-based award in the 2016 period that did not recur in the 2017 period, partially offset by increases of $571,000 in accounting fees related to services performed in connection with being a public company, $164,000 in personnel costs related to increased headcount, and $155,000 in other professional service fees, including legal fees.

Interest and Other Income (Expense)

Interest and other income was $119,000 in the three months ended March 31, 2017. This income related to interest received on various investments in marketable securities. Interest income was not significant in the three months ended March 31, 2016.

Provision for Income Taxes

Provision for income taxes increased $106,000 from $0 in the three months ended March 31, 2016 to $106,000 in the three months ended March 31, 2017, primarily due to the conversion of the Company from a pass-through entity to a taxable entity upon completion of the Reorganization on September 30, 2016. Prior to the Reorganization, Fulgent LLC was organized as a limited liability company and its members elected to have Fulgent LLC treated as a partnership for income tax purposes. All taxable income or loss and tax credits generally were reflected in the personal income tax returns of the Fulgent LLC’s members. Accordingly, no provision for federal or state income taxes was provided in the accompanying condensed consolidated financial statements prior to the Reorganization.

Liquidity and Capital Resources

Liquidity and Sources of Cash

We had $6.7 million and $7.9 million in cash and cash equivalents as of March 31, 2017 and December 31, 2016, respectively, and $40.3 million and $38.6 million in marketable securities, consisting of corporate bonds, as of March 31, 2017 and December 31, 2016, respectively.

Since inception, our operations have been financed primarily by our founder, Ming Hsieh, and, in recent periods, by cash from our operations and equity financings. In May 2016, we closed an equity financing with Xi Long for net proceeds to us of approximately $15.0 million, and in October 2016, we closed the initial public offering of our common stock for net proceeds to us of approximately $36.0 million, after deducting underwriting discounts and commissions and offering expenses paid or payable by us.

Our primary uses of cash are to fund our operations as we continue to grow and invest in our business. Cash used to fund operating expenses is impacted by the timing of our payment of expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. In addition, in the third and fourth quarter of 2016, we used an aggregate of $5.8 million in cash to make tax and other distributions to the members of Fulgent LLC, but we do not expect to make these types of distributions in the future. Further, in April 2017, in connection with the establishment of FF Gene Biotech, we became obligated to contribute to FF Gene Biotech genetic sequencing and other equipment with a total cost of no more than 60,000,000 RMB (or approximately $8.7 million U.S. dollars) over a three-year period. Depending on the performance of FF Gene Biotech, this joint venture may never produce sufficient revenue to us to recover these capital and other investments, or any revenue at all, in which case our liquidity and cash flow could be negatively affected.

We believe that our existing cash, along with cash from our operations and proceeds from our recent equity financings, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Much of the losses we incurred in certain prior periods, including in the fourth quarter of 2015 and all periods in 2016, were attributable to a variety of non-cash charges, including equity-based compensation expenses associated with grants of a fully vested equity-based awards and certain other expenses. Thus, in spite of the losses we recorded during these periods, cash provided by continuing operations has been positive since 2015 and has significantly contributed to our ability to meet our liquidity needs, including paying for capital expenditures. Additionally, if our business continues to grow as we anticipate and we are able to achieve increased efficiencies and economies of scale in line with this growth, we expect that increased revenue will increase our ability to rely on cash from our operations to support our business in future periods, even if our expenses also increase as a result of the growth of our business. As a result, we anticipate that cash from our operations will play a meaningful role in our ability to meet our liquidity requirements and pursue our business plans and strategies in the next 12 months and in the longer term.

However, our expectations regarding the cash to be provided by our operations and our cash needs in future periods could be wrong, in which case we may require additional financing to support our operations, as we do not presently have any commitments for future capital. For instance, cash provided by our operations has in the past experienced fluctuations from period to period, which we expect may continue in the future. These fluctuations can occur as a result of a variety of factors, including the amount and timing of sales of billable tests, the prices that our customers pay for our tests due to changes in product mix or other factors, changes in our mix of customers between periods, the rate and timing of our billing and collections cycles and the timing and amount of our commitments and other payments, among others. Moreover, even if our liquidity expectations are correct, we may still seek to raise additional capital through securities offerings, credit facilities or other debt financings, asset sales or collaborations or licensing arrangements. Additional funding may not be available to us when needed, on acceptable terms or at all. If we raise funds by issuing equity securities, our existing stockholders could experience substantial dilution. Additionally, any preferred equity securities we issue could provide for rights, preferences or privileges senior to those of our common stock and our issuance of any additional equity securities, or the possibility of such an issuance, could cause the market price of our common stock to decline. The terms of debt securities issued or borrowings, if available, could impose significant restrictions on our operations, such as limitations on our ability to incur additional debt or issue additional equity or other operating restrictions that could adversely affect our ability to conduct our business, and would result in increased fixed payment obligations. In the event that we seek to sell assets or enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms or relinquish or license to a third party our rights to important or valuable technologies or tests we may otherwise seek to develop ourselves. Moreover, we may incur substantial costs in pursuing future capital, including investment banking, legal and accounting fees, printing and distribution expenses and other costs. If we are not able to secure funding if and when needed and on reasonable terms, we may be forced to delay, reduce the scope of or eliminate one or more sales and marketing initiatives, research and development programs or other growth plans or strategies. In addition, we may be forced to work with a partner on one or more aspects of our tests or market development programs or initiatives, which could lower the economic value of these tests, programs or initiatives to our company. Any such outcome could significantly harm our business, performance and prospects.

Cash Flows

Continuing Operations

The following table summarizes cash flows from continuing operations for each of the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash provided by operating activities	$707	$892
Cash used in investing activities	$(1,870)	$(177)

Operating Activities

Cash provided by operating activities in the three months ended March 31, 2017 was $707,000. The difference between net income and cash provided by operating activities for the period was primarily due to the effect of $565,000 in equity-based compensation charges and $412,000 in the depreciation of assets, some of which were acquired in 2016. Cash provided by operating activities increased between periods primarily due to a $310,000 increase in accrued liabilities mainly due to payroll liabilities, offset by the negative effect of a $433,000 decrease in accounts payable, a $343,000 increase in other current assets primarily due to an increase in prepaid insurance, licenses and subscriptions, and a $237,000 increase in accounts receivable from increased revenue. Cash provided by operating activities in the three months ended March 31, 2016 was $892,000. The difference between net loss and cash provided by operating activities for the period was primarily due to the effect of $1.6 million of non-cash equity-based compensation charges associated with the grant of a fully vested equity-based award in January 2016, as well as a $379,000 increase in accounts payable offset by a $676,000 increase in accounts receivable that were caused by increased revenue and the consequent increased purchases.

Investing Activities

Cash used in investing activities in the three months ended March 31, 2017 was $1.9 million, which primarily related to purchases of marketable securities. Cash used in investing activities in the three months ended March 31, 2016 was $177,000, which primarily related to purchases of fixed assets consisting mainly of computer hardware.

Discontinued Operations

The following table summarizes cash flows from discontinued operations for each of the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash used in operating activities	$—	$(17)

Financing Activities

There was no cash provided by or used in financing activities in the three months ended March 31, 2017 or 2016.

Contractual Obligations

In the three months ended March 31, 2017, there were no material changes outside the ordinary course of our business in our contractual obligations and other commitments. In April 2017, in connection with the establishment of FF Gene Biotech, we became obligated to contribute to FF Gene Biotech genetic sequencing and other equipment with a total cost of no more than 60,000,000 RMB (or approximately $8.7 million U.S. dollars) over a three-year period.

Critical Accounting Policies and Use of Estimates

This discussion and analysis is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP. The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates, judgments and assumptions, as well as a variety of decisions that affect the reported amounts and related disclosures, including the selection of appropriate accounting principles and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgment based on our understanding and analysis of the relevant circumstances, including historical data and experience available at the date of the condensed consolidated financial statements, as well as various other factors management believes to be reasonable under the circumstances. Actual results could differ from our estimates. We are committed to incorporating accounting principles, assumptions and estimates that promote the representational faithfulness, verifiability, neutrality and transparency of the accounting information included in the financial statements.

There have been no significant changes in the critical accounting policies and estimates as previously described in the 2016 Annual Report.

The JOBS Act

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable to public companies that are not emerging growth companies, including an extended transition period to comply with new or revised accounting standards applicable to public companies. We have chosen to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable. See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this report for information about recent accounting pronouncements.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to various market risks in the ordinary course of our business. As of March 31, 2017, we had $6.7 million of cash and cash equivalents, which consists of bank deposits and money market funds, and $40.3 million in marketable securities, which consist of corporate bonds. These interest-bearing instruments carry a degree of risk; however, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during the periods presented in this report would not have had a material impact on our financial results.

Revenue from sales outside of the United States represented $3.2 million, or 61%, of our revenue in the three months ended March 31, 2017. Currently, our revenue-producing transactions are primarily denominated in U.S. dollars; however, as we continue to expand internationally, our results of operations and cash flows may increasingly become subject to fluctuations due to changes in foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to foreign currencies in which we incur expenses, our foreign-currency based expenses will increase when translated into U.S. dollars. In addition, future fluctuations in the value of the U.S. dollar may affect the price at which we sell our tests outside the United States. To date, our foreign currency risk has been minimal and we have not historically hedged our foreign currency risk, although we may consider doing so in the future.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.

Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We began operations in May 2012 and commercially launched our first genetic tests in 2013. As a result, we have only a limited operating history upon which you can evaluate our business and prospects. Our revenue growth may not continue or increase, and we may not be able to sustain or grow our recently achieved profitability. Our limited operating history makes it difficult to evaluate our current business and inhibits our ability to forecast our future operating results, including revenue, cash flows and profitability. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in the life sciences and technology industries, such as risks related to an evolving and unpredictable industry and business model, management of growth and other uncertainties described in this report. If our assumptions regarding these risks and uncertainties are incorrect or these risks and uncertainties change due to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

Our results of operations may fluctuate significantly from period to period and can be difficult to predict.

Our results of operations have in the past experienced fluctuations from period to period, which we expect may continue in the future. These fluctuations can occur as a result of a variety of factors, including the amount and timing of sales of billable tests, the prices that our customers pay for our tests due to changes in product mix or other factors, changes in our mix of customers between periods, the rate and timing of our billing and collections cycles and the timing and amount of our commitments and other payments, as well as the other risk factors discussed in this report. In addition, in certain prior periods, our results have been impacted by events that may not recur regularly, in the same amounts or at all in the future, such as, for example, the negative effect in the fourth quarter of 2015 and the first and third quarters of 2016 of increased equity-based compensation expenses related to certain grants of fully vested equity-based awards and other events. Moreover, our limited operating history makes it difficult to determine if fluctuations in our performance reflect seasonality trends or are the result of other factors or events. These fluctuations in our operating results may render period-to-period comparisons less meaningful, and investors should not rely on the results of any one period as an indicator of future performance. Additionally, these fluctuations in our operating results could cause our performance in any particular period to fall below the expectations of securities analysts or investors, which could negatively affect the price of our common stock.

We have a history of losses, and we may not be able to sustain or grow profitability.

We have a history of losses. Although we achieved profitability in the three months ended March 31, 2017, we recorded a loss from continuing operations of $5.4 million  for the year ended December 31, 2016 and we recorded losses from continuing operations in all prior periods. As a result, we may not be able to sustain or grow our recently achieved profitability. Further, we have generated limited revenue to date, and our historical revenue levels may not grow or even continue. We may incur additional losses in the future, particularly as we focus on growing our business and operations and experience expected increases in expenses related to this growth. Our prior losses and any future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to sustain or grow our revenue levels and our recently achieved profitability would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.

Our mix of customers can fluctuate, and the loss of, or a significant reduction in sales to, any one of our key customers could materially harm our business.

The composition of our customer base can fluctuate from period to period, as our key customers can experience volatility in their genetic testing demand. In certain prior periods, a small number of customers has accounted for a significant portion of our revenue. For instance, in the three months ended March 31, 2017, and aggregating customers that are under common control or are affiliates, four customers contributed 15%, 14%, 11%, and 10% of our total revenue, respectively. Generally, we do not have long-term purchase agreements with any of our customers, including these key customers, and as result, any or all of them could decide at any time to discontinue, decrease or delay their orders from us. In addition, the failure of any one of our customers to pay on a timely basis would negatively impact our results and cash flows. Our ability to maintain or increase sales to our customers depends on a variety of factors, including the other risk factors discussed in this report, many of which are beyond our control. Because of these and other factors, sales to any of our customers, including our key customers, may not continue in the amounts or at the rates as they have in the past, and such sales may never reach or exceed historical levels in any future period. The loss of any of our customers, or a reduction in orders or difficulties collecting payments from any of them, could significantly reduce our revenue and adversely affect our operating results.

If we are not able to grow and diversify our customer base and increase demand for our tests from existing and new customers, our commercial success would be limited.

To achieve our anticipated revenue growth, we must increase test volume by further penetrating our existing hospital and medical institution customers. In addition, we must grow our customer base beyond hospitals and medical institutions and into additional customer groups, such as individual physicians, other practitioners and research institutions. To this end, we have made efforts to diversify our customer base beyond hospitals by establishing a vendor code in the second quarter of 2016 with a national clinical laboratory that orders our tests to fulfill some of the genetic testing orders it receives from certain U.S. government agencies, and contracting in the third quarter of 2016 with a regional hospital network within the U.S. Army to provide genetic tests for members and their families. We have also pursued relationships with payors, including Medicare, some state Medicaid programs and third-party payors, in order to obtain coverage and reimbursement for our tests to make them accessible to more individual physicians. Establishing these relationships means that we have agreed with the applicable payor, laboratory or other customer to provide certain of our tests at negotiated rates, but, subject to limited exceptions for minimal amounts, none of these relationships obligate any party to order our tests at any agreed volume or frequency, or at all. Further, our relationship with the hospital network within the U.S. Army is subject to unique risks associated with government contracts, including cancellation if adequate appropriations for subsequent performance periods are not made and modification or termination at their convenience and without prior notice. As a result, these relationships, or any similar relationships we may establish in the future, may not amount to meaningful increases in our customer base, the number of billable tests we deliver or our total revenue, or improve our ability to sustain or grow our recently achieved profitability. We may not succeed in facilitating the clinical acceptance and adoption of our tests needed to achieve the increased volumes and customer growth we expect. Because detailed genetic data from tests such as ours have only recently become available at relatively affordable prices, the pace and degree of market acceptance and adoption of these tests is uncertain.

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

We face intense competition, which is likely to intensify further as existing competitors devote additional resources to, and new participants enter, the market, and if we cannot compete successfully, we may be unable to increase our revenue or sustain or grow profitability.

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

Additionally, increased competition and cost-saving initiatives on the part of government entities and other third-party payors could result in pricing pressures, which could harm our sales, our ability to gain market share or our ability to sustain or grow our recently achieved profitability. In addition, competitors may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of NGS for clinical diagnosis and preventative care increases. Further, companies or governments that effectively control access to genetic testing through umbrella contracts or regional preferences could promote our competitors or prevent us from performing certain tests in certain territories. If we are unable to compete successfully against current and future competitors, we may be unable to increase market acceptance and sales volume of our tests, which could prevent us from increasing our revenue or sustaining or growing profitability.

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

We have limited experience marketing and selling our tests, and our commercial success will depend in part upon our ability to grow our sales and marketing team and generate sales using this relatively small internal and developing team, as well as our ability to develop successful sales and marketing plans for international sales.

We have limited experience marketing and selling our tests, which we began selling in 2013. We may not be able to market or sell our existing tests or any future tests we may develop in order to drive demand sufficient to support our planned growth. We currently sell our tests in the United States through a small internal sales force and outside the United States through one internal sales person and we have historically relied significantly on organic growth and word-of-mouth among our customers to generate interest in our tests. Our ability to maintain and grow sales volume in the future will depend in large part upon our ability to develop and substantially expand our sales team, create and implement an effective sales and marketing strategy and increase the scope of our marketing efforts. We have been and intend to continue aggressively building our sales and marketing team, with the goal of more than doubling the size of this team in the next 12 months, in order to pursue expansion of our customer base and growth in the volume of tests ordered. This expansion will involve significant time and expense. Additionally, we may not be able to attract and hire the qualified personnel we need to grow our sales and marketing team as quickly or as successfully as we would like for various reasons, including intense competition in our industry for qualified personnel and our relative lack of experience marketing our tests. Even if we are able to further develop our sales and marketing team, we have limited experience managing such a team and it may not be successful in growing our customer base or increasing penetration into our existing customers.

In addition, our future sales will depend in large part upon our ability to expand our brand awareness, laterally grow our customer base and vertically penetrate our relationships with existing customers by educating the medical community, including existing and potential future customers, about the benefits and the full scale of our offering. We also intend to continue to obtain publication of scientific and medical results in peer-reviewed journals and make presentations at leading industry conferences. We have limited experience with this type of activity and we may not be successful in implementing these initiatives or other marketing strategies that we may develop and pursue. If we are not able to drive sufficient levels of revenue using our sales and marketing strategies to support our planned growth, our business and results of operations would be negatively affected. Additionally, if we are not able to obtain sufficient clinical information in support of our tests, third-party payors could designate our tests as experimental or investigational and decline to cover and reimburse our tests as a result of such designation.

We also intend to continue to increase our focus on growing our international sales and customer base. Outside the United States, we use and intend to continue to use one internal sales person, and we may also engage distributors or establish other types of arrangements, such as joint ventures or other relationships, to manage or assist with sales, logistics, education and customer support in the future. To this end, we have worked with Xi Long USA, Inc., or Xi Long, a large stockholder of our company, to establish a joint venture in April 2017, which we refer to as FF Gene Biotech, to offer genetic testing to customers in the People’s Republic of China, or PRC. Although we believe this joint venture could expand our long-term opportunities to address the genetic testing market in Asia, these expectations could turn out to be wrong and we may never realize the benefits we anticipate from this joint venture. In general, we believe identifying, qualifying and engaging distributors or other commercial partners with local industry experience and knowledge will be necessary to effectively market and sell our tests outside the United States. To date, we have not established any such distributorships or other commercial partnerships to cover any non-United States territories, except for the establishment of the FF Gene Biotech joint venture in the PRC. As a result, we may not be successful in finding, attracting and retaining qualified distributors or other commercial partners or we may not be able to enter into arrangements covering desired territories on favorable terms. In addition, sales practices utilized by distributors or other commercial partners that are locally acceptable may not comply with sales practices or standards required under U.S. laws that apply to us, which could subject us to additional compliance risks. If our sales and marketing efforts outside the United States are not successful, we may not achieve significant acceptance for our tests in international markets, which could materially and adversely impact our business operations.

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

Our ability to sustain or grow profitability depends upon our ability to collect payment for the tests we deliver to hospitals and medical institutions, which we may not be able to do successfully.

We are currently, and we have been since starting our genetic testing business, focused primarily on providing our tests to hospitals and medical institutions. These customers are typically able to pay for the cost of our tests using funds reimbursed in connection with a patient’s diagnosis related group, or DRG. However, our ability to collect payment for the tests we perform is subject to a number of risks, many of which are not within our control, including risks of default or bankruptcy by the party responsible for payment and other risks associated with payment collection generally. Further, healthcare policy changes that influence the way healthcare is financed or other changes in the market that impact payment rates by institutional or non-institutional customers could affect our collection rates. For example, because reimbursement under a DRG is typically provided at a fixed amount intended to cover all services provided to the patient, the cost of our tests may be viewed to limit the profitability of the billing institution. If we are unable to convince hospitals and medical institutions of the value and benefit provided by our tests, or if the amount reimbursed under these DRG codes was decreased, these customers may slow, or stop altogether, their purchasing of our tests. Moreover, our ability to collect payment for our tests in a timely manner or at all may decline to the extent we expand our business into new customer groups, including individual physicians and other practitioners, from which collection rates may be lower than hospitals and medical institutions. Any inability to maintain our past payment collection levels could cause our revenues and our recently achieved profitability to decline.

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

To date, we have contracted with one regional physician services organization and one national health insurance company to become an in-network provider. We have also enrolled as a supplier in the Medicare program and in 11 state Medicaid programs, but we have not obtained any coverage, pricing or reimbursement approvals from payors in any countries outside of the United States. Although becoming an in-network provider or enrolling as a supplier means that we have agreed with these payors to provide certain of our tests at negotiated rates, it does not obligate any physicians to order our tests or guarantee that we will receive reimbursement for our tests from these or any other payors at adequate levels. Thus, these payor relationships, or any similar relationships we may establish in the future, may not result in acceptable levels of reimbursement for our tests or meaningful increases in our physician customer base or the number of billable tests we sell to physicians. We expect to focus on increasing coverage and reimbursement for our current tests and any future tests we may develop. We believe it may take several years to achieve coverage and adequate contracted reimbursement with third-party payors. However, we cannot predict whether, under what circumstances, or at what payment levels payors will cover and reimburse for our tests. If we fail to establish and maintain broad coverage and reimbursement for our tests, our ability to generate increased revenue and grow our test volume and customer base could be limited and our future prospects and our business could suffer.

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

Further, if we need to move to a different facility or locate additional laboratory space as our business grows, we may have difficulty locating suitable space in a timely manner, on reasonable terms or at all, and even if acceptable space was available, it would be challenging, time-consuming and expensive to obtain or transfer the licensure and accreditation required for a commercial laboratory like ours and the equipment we use to perform our tests. These challenges could be amplified if we or our joint ventures or other commercial partners, such as FF Gene Biotech, seek to procure laboratory space outside the United States as we seek to expand our international operations. If we are unable to obtain or are delayed in obtaining new laboratory space as needed, we may not be able to provide existing tests or develop and launch new tests, which could result in harm to our business, reputation, financial condition and results of operations.

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

We rely on a third party for certain portions of our billing and collection processing, which is complex and time-consuming, and any delay in transmitting and collecting claims could have an adverse effect on our future revenue.

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

Even though we have engaged a third party to assist with some of these billing and collections functions, we will still need to make significant efforts and expend substantial resources to develop systems and procedures to handle these aspects of our business, which will become increasingly important as we focus on establishing coverage and reimbursement policies with third-party payors. As a result, these billing complexities, along with the related uncertainty in obtaining payment for our tests, could negatively affect our revenue and cash flow, our ability to sustain or grow our recently achieved profitability and the consistency and comparability of our results of operations. In addition, if claims for our tests are not submitted to payors on a timely basis, or if we are required to switch to a different provider to handle our processing and collections functions, it could have an adverse effect on our revenue and our business.

We are exposed to additional business, regulatory, political, operational, financial and economic risks related to our international operations.

Our existing customer base includes many international customers. Approximately $3.2 million and $1.5 million of our revenue came from non-U.S. customers in the three months ended March 31, 2017 and 2016, respectively, and of this, approximately $1.1 million and $868,000 in the respective periods came from customers located in Canada and approximately $1.5 million and $0 in the respective periods came from customers located in the PRC. Our business strategy includes plans to increase this volume of direct sales to customers in a variety of geographic markets, including Canada, the PRC and others, and to engage distributors or establish other types of arrangements, such as joint ventures or other relationships, to conduct physician outreach activities, develop and expand payor relationships outside of the United States, or otherwise expand our presence and test volume in existing foreign markets or enter into new geographic markets.

To this end, in April 2017, our joint venture FF Gene Biotech was established to offer genetic testing to customers in the PRC. Although we anticipate that this joint venture could expand our long-term opportunities to address the genetic testing market in Asia, this expectation could turn out to be wrong. This joint venture is subject to a number of risks, including, among others, difficulties predicting the market for genetic testing in Asia, local differences in customer demands and preferences and regulatory requirements, and our lack of control over FF Gene Biotech due to our non-majority ownership interest, as well as the other risks of doing business in international markets that are discussed below. As a result, we may never realize the benefits we anticipate from this joint venture or any other joint venture we may seek to establish, the joint venture may never produce sufficient revenue to us to recover our capital and other investments, or any revenue at all, and we could become subject to liabilities based on our involvement in its operations.

In general, doing business internationally involves a number of risks, including, among others:

•	multiple, conflicting and evolving laws and regulations, such as privacy regulations, tax laws, employment laws, regulatory requirements and other government approvals, permits and licenses;
•

logistics associated with the shipment of blood or other tissue specimens, including infrastructure conditions, transportation delays and the impact of U.S. and local laws and regulations, such as export and import restrictions, tariffs or other charges and other trade barriers, all of which involve increased uncertainty following the results of the 2016 U.S. presidential election and the trade policies of the current administration, which may threaten existing and proposed trade agreements and impose more restrictive U.S. export-import regulations;

•

limits on our ability to penetrate international markets if we do not conduct our tests locally, including local legal and regulatory requirements that would force us to build additional laboratories or engage in joint ventures or other relationships in order to offer our tests in certain countries, which relationships could deny us control over certain aspects of the foreign operations or reduce the economic value to us of these operations;

•

failure by us, any joint ventures or other arrangements we may establish or any distributors or other commercial partners we may engage to obtain regulatory approvals for the use of our tests in various countries;

•	complexities and difficulties in obtaining protection for and enforcing our intellectual property;
•	difficulties in staffing and managing foreign operations;
•	complexities associated with managing multiple payor coverage and reimbursement regimes, government payors or patient self-pay systems;
•	financial risks, such as longer payment cycles, difficulty collecting accounts receivable and the impact of local and regional financial conditions on demand and payment for our tests;
•

exposure to foreign currency exchange rate fluctuations and risks regarding conversion and repatriation of certain foreign currencies, including particularly the Chinese renminbi (“RMB”), which is subject to legal procedures and restrictions on currency conversion and movement outside the PRC and which could impact our ability to receive the anticipated financial benefits of our FF Gene Biotech joint venture;

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

We believe our future success will depend upon our ability to continue to expand our test offering and develop and sell new tests. For instance, in the third quarter of 2016, we launched a new chromosomal test called CNV+ that is designed to use NGS technology to detect copy number variants with similar or improved results as compared to microarray-based genomic tests. We expect these tests will target customers that are already using microarray-based testing; however, these tests may not be accepted as a replacement for microarray-based tests and they may not be adopted by these customers or at all. In addition, we expect to offer somatic testing for certain cancers in late 2017. We may not be successful in launching or marketing these or any other new tests we may develop or, if we are successful, the demand for our other tests could decrease or may not continue to increase at historical rates due to sales of the new tests.

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

We expect our capital expenditures and operating expenses to increase over the next several years as we expand our infrastructure, sales and marketing and other commercial operations and research and development activities. We may seek to raise additional capital through securities offerings, credit facilities or other debt financings, asset sales or collaborations or licensing arrangements. Additional funding may not be available to us when needed, on acceptable terms or at all. If we raise funds by issuing equity securities, our existing stockholders could experience substantial dilution. Additionally, any preferred equity securities we issue could provide for rights, preferences or privileges senior to those of our common stock, and our issuance of any additional equity securities, or the possibility of such an issuance, could cause the market price of our common stock to decline. The terms of debt securities issued or borrowings, if available, could impose significant restrictions on our operations, such as limitations on our ability to incur additional debt or issue additional equity or other operating restrictions that could adversely affect our ability to conduct our business, and would result in increased fixed payment obligations. In the event that we seek to sell assets or enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms or relinquish or license to a third party our rights to important or valuable technologies or tests we may otherwise seek to develop ourselves. Moreover, we may incur substantial costs in pursuing future capital, including investment banking, legal and accounting fees, printing and distribution expenses and other costs. If we are not able to secure funding if and when needed and on reasonable terms, we may be forced to delay, reduce the scope of or eliminate one or more sales and marketing initiatives, research and development programs or other growth plans or strategies. In addition, we may be forced to work with a partner on one or more aspects of our tests or market development programs or initiatives, which could lower the economic value of these tests, programs or initiatives to our company. Any such outcome could significantly harm our business, performance and prospects.

We may acquire businesses or assets, form joint ventures, make investments in other companies or technologies or establish other strategic relationships that could harm our operating results, dilute our stockholders’ ownership or cause us to incur debt or significant expense.

As part of our business strategy, we may pursue acquisitions of complementary businesses or assets, investments in other companies, technology licensing arrangements, joint ventures or strategic relationships, including relationships with pharmaceutical companies to further develop our pharmacogenomics opportunities. As an organization, we have limited experience with respect to acquisitions, investments or the formation of strategic relationships or joint ventures. If we make acquisitions in the future, we may not be able to successfully integrate the acquired businesses or technologies into our existing business, we could assume unknown or contingent liabilities and we could be forced to record significant write-offs or incur debt as a result of the acquisitions, any of which could harm our operating results. Further, integration of an acquired business or technology could require management and capital resources that otherwise would be available for ongoing development of our existing business or pursuit of other opportunities. If we pursue relationships with pharmaceutical companies, our ability to establish and maintain these relationships could be challenging due to several factors, including competition with other genetic testing companies and internal and external constraints placed on pharmaceutical organizations that limit the number and type of relationships they can establish with companies like ours. Moreover, we may not be able to identify or complete any acquisition, investment, technology license, joint venture or strategic relationship in a timely manner, on a cost-effective basis or at all, and we may not realize the anticipated benefits of any such transaction sufficiently to recoup our costs.

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

We depend on information technology and telecommunications systems for significant elements of our operations, such as our laboratory information management systems, including test validation, specimen tracking and quality control, our bioinformatics analytical software systems, our expansive reference library of information relating to genetic variants and their role in disease, personal information storage, maintenance and transmission, our customer-facing web-based software and customer service, our report production systems and our billing and reimbursement, research and development, scientific and medical data analysis and general administrative activities, including our disclosure controls, internal control over financial reporting and other public reporting functions. In addition, our third-party service providers depend upon technology and telecommunications systems in order to provide the contracted services for us. Now that we are a public company, we expect to continue to expand and strengthen a number of enterprise software systems that affect a broad range of business processes and functions, including for example, systems handling human resources, financial and other disclosure controls and reporting, customer relationship management, regulatory compliance, security controls and other infrastructure operations.

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

The laws and regulations governing the marketing of diagnostic products are evolving, extremely complex and in many instances there are no significant regulatory or judicial interpretations of these laws and regulations. Pursuant to its authority under the federal Food, Drug, and Cosmetic Act, or FDC Act, the FDA has jurisdiction over medical devices, including our tests. Among other things, pursuant to the FDC Act and its implementing regulations, the FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, premarket clearance or approval, marketing and promotion, and sales and distribution of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In addition, the FDA regulates the import and export of medical devices.

Although the FDA has statutory authority to assure that medical devices, including our tests, are safe and effective for their intended uses, the FDA has historically exercised its enforcement discretion and not enforced applicable provisions of the FDC Act and regulations with respect to laboratory developed tests, or LDTs, which are a particular type of medical device. We believe our tests are LDTs. As a result, we believe our tests are not currently subject to the FDA’s enforcement of its medical device regulations and the applicable FDC Act provisions.

Even though we commercialize our tests as LDTs, our tests may in the future become subject to more onerous regulation by the FDA. For example, the FDA may disagree with our assessment that our tests fall within the definition of an LDT and seek to regulate our tests as medical devices. Moreover, the FDA has issued certain guidance stating that it intends to modify its policy of enforcement discretion with respect to LDTs and begin to enforce its medical device requirements, including premarket submission requirements, for LDTs that have historically been marketed without FDA premarket review and oversight. Subsequently, the FDA published a discussion paper in which it outlined a substantially revised possible approach to the oversight of LDTs, and published two draft guidance documents relating to FDA oversight of NGS-based tests. This discussion paper and these two draft guidance documents describe the FDA’s current thinking and proposed approach regarding LDTs and NGS-based tests. However, none of these documents represent finalized guidance from the FDA regarding enforcement of these tests. Until the FDA finalizes its guidance regarding LDTs and NGS-based tests, it is unknown how the FDA may regulate our tests in the future and what testing and data may be required to support any required clearance or approval.

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

In addition, while we qualify all materials used in our products in accordance with the regulations and guidelines of the Clinical Laboratory Improvement Amendments of 1988, or CLIA, the FDA could promulgate regulations or guidance documents impacting our ability to purchase materials necessary for the performance of our tests. If any of the reagents we obtain from suppliers and use in our tests are affected by future regulatory actions, our business could be adversely affected, including by increasing the cost of testing or delaying, limiting or prohibiting the purchase of reagents necessary to perform testing with our products.

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

In addition to CLIA requirements, we elect to participate in the accreditation program of the College of American Pathologists, or CAP. The Centers for Medicate and Medicaid Services, or CMS, has deemed CAP standards to be equally or more stringent than CLIA regulations and has approved CAP as a recognized accrediting organization. Inspection by CAP is performed in lieu of inspection by CMS for CAP-accredited laboratories. Because we are accredited by the CAP Laboratory Accreditation Program, we are deemed to also comply with CLIA. While not required to operate a CLIA-certified laboratory, many private insurers require CAP accreditation as a condition to contracting with clinical laboratories to cover their tests. In addition, some countries outside the United States require CAP accreditation as a condition to permitting clinical laboratories to test samples taken from their citizens. Failure to maintain CAP accreditation could have a material adverse effect on the sales of our tests and the results of our operations.

We are subject to broad legal requirements regarding the information we test and analyze and any failure to comply with these requirements could result in harsh penalties, damage our reputation and materially harm our business.

Our business is subject to federal and state laws that protect the privacy and security of personal health information, including the federal Health Insurance Portability and Accountability Act of 1986, or HIPAA, the federal Health Information Technology for Economic and Clinical Health Act, or HITECH, and similar state laws.

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

•

the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, collectively referred to as the Affordable Care Act, which, among other things, establishes a requirement for providers and suppliers to report and return any overpayments received from government payors under the Medicare and Medicaid programs;

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

•	the federal Foreign Corrupt Practices Act, or FCPA, and applicable foreign anti-bribery laws;
•	federal, state and local regulations relating to the handling and disposal of regulated medical waste, hazardous waste and biohazardous waste and workplace safety for healthcare employees; and
•	similar foreign laws and regulations that apply to us in the countries in which we operate or may operate in the future.

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

We currently engage in significant business outside of the United States, and we plan to increase our international operations in the future. These operations could involve dealings with governments, foreign officials and state-owned entities, such as government hospitals, outside of the United States. In addition, we may engage distributors, other commercial partners or third-party intermediaries, such as representatives or contractors, or establish joint ventures or other arrangements to manage or assist with promotion and sale of our tests abroad and obtaining necessary permits, licenses and other regulatory approvals. Any such third parties could be deemed to be our agents and we could be held responsible for any corrupt or other illegal activities of our employees or these third parties, even if we do not explicitly authorize or have actual knowledge of such activities. We have instituted policies, procedures, and internal controls reasonably designed to promote compliance with the FCPA and other anti-corruption laws and we exercise a high degree of vigilance in maintaining, implementing and enforcing these policies and controls. However, these policies and controls could be circumvented or ignored and they cannot guarantee compliance with these laws and regulations. Any violations of these laws or allegations of such violations could disrupt our operations, involve significant management distraction, involve significant costs and expenses, including legal fees, and harm our reputation. Additionally, other U.S. companies in the medical device and pharmaceutical fields have faced substantial fines and criminal penalties in the recent past for violating the FCPA, and we could also incur these types of penalties, including criminal and civil penalties, disgorgement, and other remedial measures, if we violate the FCPA or other applicable anti-bribery laws. Any of these outcomes could result in a material adverse effect on our business, prospects, financial condition, or results of operations.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or JOBS Act. We will remain an emerging growth company until December 31, 2021, unless our gross revenue exceeds $1.07 billion in any fiscal year before that date, we issue more than $1.0 billion of non-convertible debt in any three-year period before that date or the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of the second fiscal quarter of any fiscal year before that date. As an emerging growth company, we are eligible for certain exemptions from various reporting requirements applicable to certain other public companies, including exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced financial statement and other financial disclosures in registration statements we file, reduced disclosure obligations regarding executive compensation and exemption from the requirements of holding a nonbinding advisory vote on executive compensation and obtaining stockholder approval of any golden parachute payments not previously approved. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and having reduced disclosure obligations regarding executive compensation. We have relied on many of these exemptions to date and investors may find our common stock less attractive if we choose to continue to rely on any of these exemptions, in which case there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Prior to the completion of our initial public offering on October 4, 2016, no public market for shares of our common stock existed. An active trading market for our shares may never develop or, if developed, may not be sustained. Further, as of May 1, 2017, Mr. Hsieh, our founder and Chief Executive Officer, beneficially owned approximately 43.9% of our outstanding voting equity. As a result, fewer shares are actively traded in the public market, which reduces the liquidity of the market for our common stock. The lack of an active trading market could impair your ability to sell your shares at the time you wish to sell them or at a price you consider reasonable. Further, an inactive trading market may impair our ability to raise capital in the future by selling shares of our common stock and may impair our ability to enter into strategic relationships or acquire companies or technologies using shares of our common stock as consideration.

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

As of May 1, 2017, our executive officers, directors, holders of 5% or more of our outstanding voting equity and their respective affiliates beneficially owned approximately 70.1% of our outstanding voting equity and Mr. Hsieh, our founder and Chief Executive Officer, beneficially owned approximately 43.9% of our outstanding voting equity. As a result, these stockholders have the ability to control matters submitted to our stockholders for approval, including elections of directors, amendments to our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders, as the interests of these stockholders may not coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of all stockholders. Further, this concentration of ownership could adversely affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could cause the price of our common stock to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that such sales are pending or could occur, could reduce the market price of our common stock. As of May 1, 2017, we had 17,692,247 outstanding shares of common stock. All of these shares are freely tradable without restriction in the public market, subject to certain volume and manner of sale limitations applicable to shares held by our “affiliates,” as that term is defined in the Securities Act.

Moreover, Xi Long, which holds an aggregate of 2,025,623 shares of our common stock, has the right, subject to certain conditions, to include its shares in registration statements we may file for ourselves or other stockholders and to require us to file registration statements covering its shares following May 16, 2019. In addition, as of March 31, 2017, there were 924,000 shares of our common stock subject to outstanding equity-based awards and 1,173,000 additional shares of our common stock reserved for issuance pursuant to future such awards that we may grant under our 2016 Omnibus Incentive Plan, or the 2016 Plan. Subject to certain volume and manner of sale limitations applicable to our affiliates and any other applicable legal and contractual limitations, all of these shares are registered under the Securities Act or are otherwise eligible under applicable securities laws for free trading in the public market upon their issuance.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

On October 4, 2016, we completed the initial public offering of our common stock, or the IPO, in which we issued and sold an aggregate of 4,830,000 shares of common stock (including 630,000 shares issued and sold on October 7, 2016 pursuant to the underwriters’ exercise in full of their option to purchase additional shares) at a public offering price of $9.00 per share. We received net proceeds of approximately $36.0 million, after deducting underwriting discounts and commissions and offering expenses paid or payable by us of approximately $4.4 million. The shares issued and sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-213469), as amended, and the final prospectus dated September 28, 2016 included in such registration statement, or the Prospectus.

The net proceeds from the IPO are invested in short-term, investment-grade, interest-bearing securities, such as money market accounts, certificates of deposit, commercial paper and guaranteed obligations of the U.S. government. There has been no material change in the planned use of proceeds from the IPO from that described in the Prospectus.

Item 6. Exhibits.

The information required by this Item 6 is set forth on the Exhibit Index that immediately follows the signature page to this report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULGENT GENETICS, INC.

Date: May 9, 2017	By:	/s/ Ming Hsieh
Ming Hsieh
President, Chief Executive Officer (principal executive officer)

Date: May 9, 2017	By:	/s/ Paul Kim
Paul Kim
Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.