Form 10-Q
period 2017-06-30
Fulgent Genetics, Inc.
filed 2017-08-14
CIK 1674930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 1, 2017, there were 17,740,491 outstanding shares of the registrant’s common stock.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FULGENT GENETICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value data)

(unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$11,473	$7,897
Marketable securities	17,400	12,971
Trade accounts receivable, net of allowance for doubtful accounts of $133 and $151, respectively	4,186	4,364
Other current assets	1,668	906
Total current assets	34,727	26,138
Marketable securities, long term	17,243	25,597
Fixed assets, net	6,737	6,234
Deferred tax asset	37	54
Other long-term assets	61	17
Total assets	$58,805	$58,040
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,820	$2,756
Accrued liabilities	902	436
Income tax payable	—	124
Accumulated losses of unconsolidated companies in excess of investment	105	—
Total current liabilities	2,827	3,316
Other long-term liabilities	2	2
Deferred tax liability	243	243
Total liabilities	3,072	3,561
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value per share, 50,000 and 200,000 shares authorized, 17,740 and 17,676 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively.	2	2
Preferred stock, $0.0001 par value per share, 1,000 shares authorized, no shares issued or outstanding at June 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	110,746	109,734
Accumulated other comprehensive loss	(68)	(103)
Accumulated deficit	(54,947)	(55,154)
Total stockholders’ equity	55,733	54,479
Total liabilities and stockholders’ equity	$58,805	$58,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$4,640	$3,971	$9,946	$7,411
Cost of revenue	1,879	1,411	3,738	2,715
Gross profit	2,761	2,560	6,208	4,696
Operating expenses:
Research and development	920	656	1,771	1,217
Selling and marketing	851	477	1,742	778
General and administrative	1,140	457	2,626	2,346
Total operating expenses	2,911	1,590	6,139	4,341
Operating income (loss)	(150)	970	69	355
Interest and other income (expense)	120	(5,462)	239	(5,449)
Income (loss) before income taxes and equity in net loss of affiliate	(30)	(4,492)	308	(5,094)
Provision for (benefit from) income taxes	(110)	—	(4)	—
Income (loss) before equity in net loss of affiliate	80	(4,492)	312	(5,094)
Equity in net loss of affiliate	(105)	—	(105)	—
Income (loss) from continuing operations	(25)	(4,492)	207	(5,094)
Income (loss) from discontinued operations	—	(18)	—	41
Net income (loss)	$(25)	$(4,510)	$207	$(5,053)

Continuing operations:
Income (loss) per common share:
Basic	$(0.00)	$(0.66)	$0.01	$(0.72)
Diluted	$(0.00)	$(0.66)	$0.01	$(0.72)

Weighted-average common shares:
Basic	17,711	12,438	17,694	12,258
Diluted	17,711	12,438	18,156	12,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(25)	$(4,510)	$207	$(5,053)
Other comprehensive income (loss), net of tax:
Net unrealized gain on marketable securities	17	—	35	—
Comprehensive income (loss)	$(8)	$(4,510)	$242	$(5,053)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Common Stock			Accumulated Other		Total
	Shares	Amount	Additional Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2016	17,676	$2	$109,734	$(103)	$(55,154)	$54,479
Equity-based compensation	—	—	989	—	—	989
Exercise of common stock options	60	—	23	—	—	23
Restricted stock awards	4	—	—	—	—	—
Other comprehensive income, net	—	—	—	35	—	35
Net income	—	—	—	—	207	207
Balance at June 30, 2017	17,740	$2	$110,746	$(68)	$(54,947)	$55,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flow from operating activities:
Net income (loss)	$207	$(5,053)
Income (loss) from discontinued operations	—	41
Income (loss) from continuing operations	207	(5,094)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	989	1,625
Depreciation and amortization	817	447
Loss on disposal of fixed asset	5	—
Amortization of premium of marketable securities	196	—
Provision for bad debt	—	(26)
Fair value adjustment recorded upon issuance of Class D-2 preferred units	—	5,472
Equity in net loss of affiliate	105	—
Changes in operating assets and liabilities:
Accounts receivable	178	(649)
Other current assets	(825)	(202)
Accounts payable	(555)	568
Taxes payable	(123)	—
Accrued liabilities	1,078	243
Cash provided by continuing operations	2,072	2,384
Cash used in discontinued operations	—	(31)
Net cash provided by operating activities	2,072	2,353
Cash flow from investing activities:
Purchases of fixed assets	(1,517)	(563)
Sale of marketable securities	3,781	—
Purchase of marketable securities	(3,582)	—
Maturities of marketable securities	3,600	—
Net cash provided by (used in) investing activities	2,282	(563)
Cash flow from financing activities:
Cash distributed in split-off of Pharma business	—	(159)
Payment of initial public offering costs	(801)	(1,072)
Proceeds from issuance of Class D-2 preferred units	—	27,165
Repurchase and retirement of Class D-1 preferred and Class D common units	—	(11,977)
Issuance costs of Class D-2 preferred units	—	(185)
Proceeds from exercise of stock options	23	—
Net cash provided by (used in) financing activities	(778)	13,772
Net (decrease) increase in cash	3,576	15,562
Cash balance at beginning of period (including $0 and $9 at January 1, 2017 and 2016, respectively, from discontinued operations)	7,897	498
Cash balance at end of period	$11,473	$16,060
Supplemental disclosures of cash flow information:
Income taxes paid	$756	$—
Supplemental disclosures of non-cash investing and financing activities:
Fixed assets included in accounts payable	$943	$2,409
Deferred initial public offering costs included in accounts payable	$—	$1,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Note 1. Overview and Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These financial statements include the assets, liabilities, revenues and expenses of all wholly-owned subsidiaries and entities in which the Company has a controlling financial interest or is deemed to be the primary beneficiary.  In determining whether the Company is the primary beneficiary of an entity, the Company applies a qualitative approach that determines whether it has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. The Company uses the equity method to account for its investments in entities that it does not control, but in which it has the ability to exercise significant influence over operating and financial policies. All significant intercompany accounts and transactions are eliminated from the accompanying condensed consolidated financial statements.

Nature of the Business

Fulgent Genetics, Inc., together with its subsidiaries (collectively referred to as the “Company,” unless otherwise noted or the context otherwise requires), is a growing technology company with an initial focus on offering comprehensive genetic testing to provide physicians with clinically actionable diagnostic information they can use to improve the quality of patient care (the “Diagnostics business”). The Company has developed a proprietary technology platform that allows it to offer a broad and flexible test menu and continually expand and improve its proprietary genetic reference library. The Company’s current test menu offers single-gene tests and pre-established, multi-gene, disease-specific panels that collectively test for many genetic conditions, including various cancers, cardiovascular diseases, neurological disorders and pediatric conditions. The Company’s existing customer base consists primarily of hospitals and medical institutions, which are frequent and high-volume users of genetic tests and which typically pay the Company directly for its tests.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements as of and for the fiscal year ended December 31, 2016, which are included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2017 (the “2016 Annual Report”), and, in the opinion of management, include all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the Company's financial position and results of operations. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or any other period. The accompanying condensed consolidated balance sheet as of December 31, 2016 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the disclosures required by U.S. GAAP. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements included in the 2016 Annual Report, including the notes thereto.

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

The financial condition and results of the Pharma business were included in the accompanying consolidated financial statements as discontinued operations for all periods presented. The Class P common and preferred units had the right to participate in earnings and distributions of Fulgent Pharma but were not obligated to fund losses. As a result, in periods of Pharma business net loss, losses were allocated to the holders of Class P common units subject to profits interest thresholds, as they were determined to be the most subordinate unit.

The split-off of the Pharma business is presented as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented.

The major components of statements of operations data comprising the income (loss) from discontinued operations are as follows:

	Three months Ended June 30,		Six months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Operating expenses:
Research and development	$—	$18	$—	$350
General and administrative	—	—	—	9
Total operating expenses	—	18	—	359
Operating income (loss)	—	(18)	—	(359)
Other income	—	—	—	400
Income (loss)	$—	$(18)	$—	$41
Income (loss) allocated to Class P common units - profit interests	$—	$(18)	$—	$—
Income (loss) allocated to Class P common units	$—	$—	$—	$23
Income (loss) allocated to Class P preferred units	$—	$—	$—	$18
Income (loss) per Class P common units - profit interests, basic and diluted	$—	$(0.07)	$—	$—
Income (loss) per Class P common units, basic and diluted	$—	$—	$—	$0.00
Income (loss) per Class P preferred units, basic and diluted	$—	$—	$—	$0.00
Weighted-average Class P common units - profit interests, basic and diluted	—	264	—	3,132
Weighted-average Class P common units, basic and diluted	—	1,714	—	20,357
Weighted-average Class P preferred units, basic and diluted	—	2,242	—	26,621

Note 2. Summary of Significant Accounting Policies

See the summary of the Company’s significant accounting policies set forth in the notes to its consolidated financial statements included in the 2016 Annual Report. Except as described below, no such policies materially changed during the six months ended June 30, 2017.

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

On an on-going basis, management evaluates its estimates, primarily those related to: (i) revenue recognition criteria, (ii) accounts receivable and allowances for doubtful accounts, (iii) the useful lives of fixed assets, (iv) estimates of tax liabilities and (v) equity method investments.

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

Concentration of Customers

In certain periods, a small number of customers has accounted for a significant portion of the Company’s revenue. In the three and six months ended June 30, 2017, after aggregating customers that are under common control or are affiliates, two customers contributed 13% and 12% of our revenue and three customers contributed 12%, 11% and 11% of our total revenue in the respective periods.

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

Equity Method Investments

The Company uses the equity method to account for investments in entities that it does not control, but in which it has the ability to exercise significant influence over operating and financial policies. The Company's proportionate share of the net income or loss of these companies is included in consolidated net earnings. Judgment regarding the level of influence over each equity method investment includes considering key factors such as the Company's ownership interest, representation on the board of directors or other management body and participation in policy-making decisions.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those reporting periods. Early adoption is permitted. The Company has not yet evaluated the effect this ASU will have on its consolidated financial statements and related disclosures.

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

In March 2017, the FASB issued ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20). Under the ASU, entities must amortize to the earliest call date the premium on certain purchased callable debt securities. The ASU does not require any accounting change for debt securities held at a discount. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including in an interim period. The Company has not yet evaluated the effect this ASU will have on its consolidated financial statements and related disclosures.

Note 3. Marketable Securities

The Company’s marketable securities consisted of the following:

	June 30, 2017
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Marketable securities:
Money market accounts	$803	$—	$—	$803
Corporate debt securities	34,752	1	(110)	34,643
Less: Cash equivalents	(803)	—	—	(803)
Total marketable securities	$34,752	$1	$(110)	$34,643

	December 31, 2016
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Marketable securities:
Money market accounts	$1,580	$—	$—	$1,580
Corporate debt securities	38,728	3	(163)	38,568
Less: Cash equivalents	(1,580)	—	—	(1,580)
Total marketable securities	$38,728	$3	$(163)	$38,568

As of June 30, 2017 and December 31, 2016, the contractual maturities of the Company’s marketable securities less than one year were $17.4 million and $13.0 million, respectively, and the contractual maturities of the Company’s marketable securities greater than one year and less than five years were $17.2 million and $25.6 million, respectively. Management determined that the gross unrealized losses of $109,000 on the Company’s marketable securities as of June 30, 2017 were temporary in nature. Gross unrealized losses on the Company’s marketable securities were $163,000 as of December 31, 2016. The Company currently does not intend to sell these securities prior to maturity and does not consider these investments to be other-than-temporarily impaired as of June 30, 2017.

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

The following table presents information about our financial assets measured at fair value on a recurring basis, based on the three-tier fair value hierarchy:

	June 30, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Marketable securities:
Corporate debt securities	$34,643	$—	$34,643	$—
Money market accounts	803	803	—	—
Total marketable securities	$35,446	$803	$34,643	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Marketable securities:
Corporate debt securities	$38,568	$—	$38,568	$—
Money market accounts	1,580	1,580	—	—
Total marketable securities	$40,148	$1,580	$38,568	$—

The Company’s Level 1 assets include money market instruments and are valued based upon observable market prices. Level 2 assets consist of marketable investment securities consisting of corporate bonds. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. As of June 30, 2017, the Company had no investments that were measured using unobservable (Level 3) inputs.

There were no transfers between fair value measurement levels during the three months ended June 30, 2017.

Gross unrealized gains or losses for cash equivalents and marketable securities as of June 30, 2017 were not material. As of June 30, 2017 there were no securities that were in an unrealized loss position for more than 12 months.

Note 5. Fixed Assets

Major classes of fixed assets consisted of the following:

		June 30,	December 31,
	Useful Lives	2017	2016
		(in thousands)
Computer hardware	3 Years	$1,375	$1,293
Computer software	3 Years	354	354
Machinery and equipment	5 Years	—	177
Medical lab equipment	5 Years	4,883	4,678
General equipment	3 Years	—	59
Furniture and fixtures	5 Years	86	86
Leasehold improvements	Shorter of lease term or estimated useful life	630	520
Assets not yet placed in service		2,262	1,114
Total		9,590	8,281
Less: Accumulated depreciation		(2,853)	(2,047)
Property and equipment, net		$6,737	$6,234

Depreciation expense on fixed assets totaled $405,000 and $248,000 for the three months ended and $817,000 and $447,000 for the six months ended June 30, 2017 and 2016, respectively.

Note 6. Other Current Assets

Other current assets consisted of the following:

	June 30,	December 31,
	2017	2016
	(in thousands)
Reagents	$279	$322
Prepaid expenses	558	375
Prepaid income taxes	636	—
Marketable securities interest receivable	195	209
Total	$1,668	$906

Reagents are used for DNA sequencing applications in the Company’s DNA sequencing equipment.

Note 7. Reporting Segment and Geographic Information

The Company views its operations and manages its business in one reporting segment. All long-lived assets were located in the United States during the three and six months ended June 30, 2017 and 2016. Revenue by region was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Revenue:
United States	$2,286	$2,232	$4,377	$4,137
Foreign:
Canada	1,148	871	2,231	1,739
China	522	—	2,047	—
Other Countries	684	868	1,291	1,535
Total	$4,640	$3,971	$9,946	$7,411

Note 8. Commitments and Contingencies

Operating Leases

The Company has commitments under various non-cancelable operating leases with varying terms through August 2022. The Company has options to renew these leases for two or three years after their expiration.

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

Rent expense was approximately $61,000 and $59,000 for the three months ended and $114,000 and $125,000 for the six months ended June 30, 2017 and 2016, respectively.

FF Gene Biotech

See Note 14 for a description of the Company’s commitments related to its joint venture, FF Gene Biotech (as defined below).

Purchase Obligations

As of June 30, 2017, the Company had purchase obligations of $3.1 million for reagents and equipment.

Contingencies

From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business. Management does not believe that the outcome of any of these matters will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 9. Stockholders’ Equity

Components of Comprehensive Income (Loss)

Comprehensive income (loss) consists of market value adjustments that represent unrealized holding gains (losses) on marketable securities, net of taxes. The tax effects related to unrealized holding gains (losses) on marketable securities were $7,000 and $17,000 for the three and six months ended June 30, 2017, respectively, and zero for the three and six months ended June 30, 2016, respectively.

Certificate of Incorporation

In accordance with the Company’s amended certificate of incorporation, the Company is authorized to issue 50,000,000 shares of common stock, with a par value of $0.0001 per share, and 1,000,000 shares of preferred stock, with a par value of $0.0001 per share. In May 2017, the Company amended its certificate of incorporation to reduce its authorized shares from 200,000,000 to 50,000,000. Holders of the Company’s common stock are entitled to one vote for each share held on all matters submitted to a vote of its stockholders. Holders of the Company’s common stock have no cumulative voting rights. Further, as of June 30, 2017, holders of the Company’s common stock have no preemptive, conversion, redemption or subscription rights and there are no sinking fund provisions applicable to the Company’s common stock. Upon liquidation, dissolution or winding-up of the Company, holders of the Company’s common stock are entitled to share ratably in all assets remaining after payment of all liabilities and the liquidation preferences of any outstanding shares of preferred stock. Subject to preferences that may be applicable to any outstanding shares of preferred stock, holders of the Company’s common stock are entitled to receive dividends, if any, as may be declared from time to time by the Company’s board of directors. As of June 30, 2017, there were no outstanding shares of preferred stock.

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

The Company has included equity-based compensation expense as part of cost of revenue and operating expenses in the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenue	$62	$—	$208	$—
Research and development	197	—	408	—
Selling and marketing	51	—	120	—
General and administrative	114	—	253	1,625
Total	$424	$—	$989	$1,625

No equity-based compensation expense related to the Pharma business and included in discontinued operations was recorded in the three or six months ended June 30, 2017 or 2016.

Award Activity

The below discussions of equity-based award activity, including all share numbers and weighted-average exercise prices, have been adjusted to give retroactive effect to the Reorganization as if it occurred at the beginning of each period presented.

Option Awards

The following table summarizes activity for options to acquire shares of the Company’s common stock in the six months ended June 30, 2017:

	Number of Shares Subject to Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2016	556	$0.85	9.0	$5,976
Authorized	—
Granted	—	$—
Exercised	(60)	$0.38
Canceled	(9)	$5.71
Balance at June 30, 2017	487	0.82	8.5	$2,819
Exercisable as of June 30, 2017	155	$0.68	8.5	$909

As of June 30, 2017, the remaining unrecognized compensation expense of $850,000 related to outstanding stock options is expected to be recognized over a weighted-average period of 2.3 years.

RSU Awards

The following table summarizes activity for RSUs relating to shares of the Company’s common stock in the six months ended June 30, 2017:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Balance at December 31, 2016	362	$9.69
Granted	223	$10.13
Vested and settled	(4)	$9.42
Forfeited	(33)	$9.24
Balance at June 30, 2017	548	$9.78

As of June 30, 2017, the remaining unrecognized compensation expense of $4.7 million related to outstanding RSUs is expected to be recognized over a weighted-average period of 3.5 years.

Note 11. Income Taxes

Prior to the Reorganization, Fulgent LLC was organized as a limited liability company and treated as a partnership for income tax purposes. All taxable income or loss and tax credits generally were reflected in the personal income tax returns of Fulgent LLC’s members. Accordingly, no provision for federal or state income taxes was provided in the accompanying condensed consolidated financial statements prior to the Reorganization.

In order to determine the Company’s quarterly provision for income taxes, the Company used an estimated annual effective tax rate that is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter during which they occur and can cause the effective tax rate to vary from quarter to quarter.

The Company’s income tax benefit from continuing operations for the three and six months ended June 30, 2017 was $110,000 and $4,000, respectively. Income tax benefit for the three and six months ended June 30, 2017 is based on the Company’s estimated annual effective tax rate for the full fiscal year ending December 31, 2017, adjusted by discrete items recognized during the period. For the three and six months ended June 30, 2017, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate primarily due to the effect of state income taxes, certain expenses or adjustments related to equity-based compensation.

The Company has outstanding non-qualified stock options to acquire the Company’s common stock and outstanding RSUs relating to the Company’s common stock. Upon the exercise of these stock options and the vesting of these RSUs, the Company is entitled to an income tax deduction in the amount of the income recognized by the option or RSU holder, as applicable, subject to possible limitations imposed by Section 162(m) of the Internal Revenue Code and so long as the Company withholds the appropriate taxes with respect to such income (if required) and the total compensation of the option or RSU holder, as applicable, is deemed reasonable in amount.

The Company will file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions for the year ending December 31, 2017. As of June 30, 2017, there were no pending tax audits in any jurisdiction.

Note 12. Income (Loss) per Share

Income (loss) per share for the three and six months ended June 30, 2017 and 2016 was computed as if the Reorganization had occurred at the beginning of each period presented, with the exception of Class P units, as they are not subject to the Reorganization. The following is a reconciliation of the basic and diluted income (loss) per share computations:

	Three Months Ended June 30,
	2017			2016
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
	(in thousands, except per share data)
Income (loss)	$(25)	—	$(25)	$(4,492)	$(18)	$(4,510)
Deemed dividend on redemption of Class D-1 preferred units				$(3,727)		$(3,727)
Income (loss) allocable to common stockholders	$(25)	—	$(25)	$(8,219)	$(18)	$(8,237)
Income (loss) allocated to common stockholders	$(25)			$(8,219)
Income (loss) allocated to Class P common units - profit interests		$—			$(18)
Income (loss) allocated to Class P common units		$—			$—
Income (loss) allocated to Class P preferred units		$—			$—
Weighted-average common shares—outstanding, basic	17,711			12,438
Weighted-average common shares—outstanding, diluted	17,711			12,438
Weighted-average Class P common units - profit interests, basic and diluted		—			264
Weighted-average Class P common units, basic and diluted		—			1,714
Weighted-average Class P preferred units, basic and diluted		—			2,242
Income (loss) per Class P common units - profit interests, basic and diluted		—			$(0.07)
Income (loss) per Class P common units, basic and diluted		—			$—
Income (loss) per Class P preferred units, basic and diluted		—			$—
Income (loss) per common share from continuing operations, basic	$(0.00)			$(0.66)
Income (loss) per common share from continuing operations, diluted	$(0.00)			$(0.66)

	Six Months Ended June 30,
	2017			2016
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
	(in thousands, except per share data)
Income (loss)	$207	—	$207	$(5,094)	$41	$(5,053)
Deemed dividend on redemption of Class D-1 preferred units				$(3,727)		$(3,727)
Income (loss) allocable to common stockholders	$207	—	$207	$(8,821)	$41	$(8,780)
Income (loss) allocated to common stockholders	$207			$(8,821)
Income (loss) allocated to Class P common units - profit interests		$—			$—
Income (loss) allocated to Class P common units		$—			$23
Income (loss) allocated to Class P preferred units		$—			$18
Weighted-average common shares—outstanding, basic	17,694			12,258
Weighted-average common shares—outstanding, diluted	18,156			12,258
Weighted-average Class P common units - profit interests - outstanding, basic and diluted		—			3,132
Weighted-average Class P common units outstanding, basic and diluted		—			20,357
Weighted-average Class P preferred units outstanding, basic and diluted		—			26,621
Income (loss) per Class P common units - profit interests, basic and diluted		$—			$—
Income (loss) per Class P common units, basic and diluted		$—			$0.00
Income (loss) per Class P preferred units, basic and diluted		$—			$0.00
Income (loss) per common share from continuing operations, basic	$0.01			$(0.72)
Income (loss) per common share from continuing operations, diluted	$0.01			$(0.72)

On April 4, 2016, Fulgent LLC completed the split-off of the Pharma business. The financial condition and results of the Pharma business are included in the accompanying condensed consolidated financial statements as discontinued operations for all periods presented. The split-off of the Pharma business was effected with a pro-rata distribution to all of the holders of Class P units.  As a result, on April 4, 2016, Fulgent LLC redeemed all Class P preferred and common units, distributed to each holder of such units substantially identical units of Fulgent Pharma, and caused Fulgent Pharma to assume all then-outstanding options to acquire Class P common units.

The following securities have been excluded from the calculation of diluted income (loss) per share because their effect would have been anti-dilutive:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
	(in thousands)				(in thousands)
Options	487	—	550		21	—	448
RSUs	487		—		15		—
Class P unit options	—	—	—	1,810	—	—	—	1,810

The anti-dilutive shares described above were calculated using the treasury stock method. During the three months ended June 30, 2017 and the three and six months ended June 30, 2016, the Company had outstanding stock options that were excluded from the weighted-average share calculation for continuing operations due to the Company’s net loss position. During the three and six months ended June 30, 2016, the Company had Class P unit options that were excluded from the weighted-average share calculation for discontinued operations because the units were contingently exercisable.

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

The Company subleases certain of its headquarters facilities to the Foundation. As consideration for this sublease, the Company recognized $7,000 and $0 in the three months ended and $7,000 and $11,000 in the six months ended June 30, 2017 and 2016, respectively.

The Company, from time to time, performs genetic sequencing services for the University. The Company recognized $24,000 and $160,000 as consideration for such services in the three months ended and $36,000 and $160,000 in the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017 and 2016, $0 and $0 was due from the Foundation and $47,000 and $160,000 was due from the University, respectively.

As more fully described in Note 14, in April 2017, the Company, through an affiliated company formed for the purpose of the relationship, entered into a cooperation agreement (the “JV Agreement”) with Xilong Scientific Co., Ltd. (“Xilong Scientific”) and Fuzhou Jinqiang Investment Partnership (LP) (“FJIP”) to form a joint venture under the laws of the People’s Republic of China (“PRC”) called Fujian Fujun Gene Biotech Co., Ltd. (“FF Gene Biotech”). Xilong Scientific is an affiliate of Xi Long USA, Inc., a large stockholder of the Company that, as of June 30, 2017, owned 11% of the outstanding shares of the Company’s common stock, and FJIP is owned by key management of FF Gene Biotech, including Dr. Han Lin Gao, the Chief Scientific Officer and a large stockholder of the Company and the owner of approximately 25% of FJIP.

Note 14. Equity Method Investments

In April 2017, the Company, through an affiliated company formed for the purpose of the relationship, entered into the JV Agreement with Xilong Scientific and FJIP to form FF Gene Biotech, a joint venture formed under the laws of the PRC to offer genetic testing services to customers in the PRC. Pursuant to the terms of the JV Agreement, the Company has agreed to contribute to FF Gene Biotech genetic sequencing and other equipment with a total cost of up to 60,000,000 renminbi (“RMB”) (or approximately $8.9 million U.S. dollars) over a three-year period for a 30% ownership interest in FF Gene Biotech, Xilong Scientific has agreed to contribute to FF Gene Biotech 102,000,000 RMB (or approximately $15.1 million U.S. dollars) over a three-year period for a 51% ownership interest in the FF Gene Biotech, and FJIP has agreed to contribute to FF Gene Biotech 19,000,000 RMB (or approximately $2.8 million U.S. dollars) over a five-year period for a 19% ownership interest in FF Gene Biotech. The Company’s maximum exposure to fund losses of FF Gene Biotech as a result of its minority ownership of this entity is equal to its contribution obligation under the JV Agreement as described above. As of June 30, 2017, the Company had contributed no amounts pursuant to its contribution commitment under the JV Agreement.

The Company concluded FF Gene Biotech is a variable interest entity as the Company lacks sufficient equity ownership in FF Gene Biotech. The Company concluded that it alone does not have the power to direct the most significant activities of FF Gene Biotech and therefore is not the primary beneficiary of the entity. Judgment regarding the level of influence over FF Gene Biotech includes consideration of key factors such as the Company's ownership interest, representation on the board of directors or other management body and participation in policy-making decisions.

The Company accounts for its 30% interest in FF Gene Biotech using the equity method of accounting. The Company recorded its proportionate share of the losses of FF Gene Biotech in the three and six months ended June 30, 2017 in the accompanying condensed consolidated statements of operations, and recorded its proportionate share in the accumulated losses of FF Gene Biotech as a liability in the accompanying condensed consolidated balance sheet as of June 30, 2017.

The Company entered into a license agreement with FF Gene Biotech, pursuant to which it granted FF Gene Biotech a license to use certain of the Company’s clinical molecular diagnostic gene detection technology and related software and proprietary reference library of genetic information, along with any improvements on this technology that they may develop during the term of the license agreement. Under the license agreement, FF Gene Biotech will pay to the Company, on a quarterly basis, certain royalties based on the revenues of FF Gene Biotech. The Company received an insignificant amount of royalties under the license agreement during the period ended June 30, 2017.

Equity method investments consisted of the following:

	June 30, 2017
	Carrying Value	Ownership Percentage
	(in thousands)
FF Gene Biotech	$(105)	30%
Total equity method investments	$(105)	30%

Summary Financial Information

Summary financial information for FF Gene Biotech is as follows:

	June 30,	December 31
Balance Sheet Data:	2017	2016
	(in thousands)
Current Assets	$4,912	$3,640
Non-Current Assets	1,758	1,783
Current Liabilities	2,303	119
Non-Current Liabilities	—	—
Shareholders' Equity	4,367	5,304

	Six Months Ended June 30,	Six Months Ended June 30,
Statement of Operations Data:	2017	2016
	(in thousands)
Net Sales	$25	$—
Gross Profit	6	—
Net Earnings (loss)	(939)	(62)
Share of loss from investments accounted for using the equity method*	(105)	—

* The Company's share of loss is based on prorated net loss beginning April 25, 2017, the date on which the Company entered into the JV Agreement.

Note 15. Subsequent Events

Subsequent to June 30, 2017, the Company contributed to FF Gene Biotech an aggregate of $2.5 million in equipment pursuant to its contribution obligations under the JV Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On September 30, 2016, Fulgent Therapeutics LLC became a wholly owned subsidiary of Fulgent Genetics, Inc. in a transaction we refer to as the Reorganization. As used in the following discussion and analysis and elsewhere in this report, unless the context otherwise requires, (i) the term “Fulgent LLC” refers to Fulgent Therapeutics LLC, (ii) the term “Fulgent Inc.” refers to Fulgent Genetics, Inc. and (iii) the terms “Fulgent,” the “company,” “we,” “us” and “our” refer, for periods prior to completion of the Reorganization, to Fulgent LLC and, for periods after completion of the Reorganization, to Fulgent Inc. and its consolidated subsidiaries after giving effect to the Reorganization. Following the Reorganization, Fulgent Inc. is a holding company with no material assets other than 100% of the equity interests in its subsidiaries, including Fulgent LLC. Fulgent LLC is considered Fulgent Inc.’s predecessor for accounting purposes and Fulgent LLC’s financial statements for all periods prior to completion of the Reorganization constitute Fulgent Inc.’s historical financial statements.

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

Forward-Looking Statements

The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical facts and relate to future events or circumstances or our future performance, and they are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. The forward-looking statements in this discussion and analysis include statements about, among other things, our future financial and operating performance, our future cash flows and liquidity, and our growth strategies, as well as anticipated trends in our business and industry. These forward-looking statements are subject to a number of risks and uncertainties, including, among others, those described under “Item 1A. Risk Factors” in Part II of this report. In light of these risks and uncertainties, the forward-looking events and circumstances described in this discussion and analysis may not occur, and actual results could differ materially and adversely from those described in or implied by our forward-looking statements. As a result, you should not rely upon forward-looking statements as predictions of future events and you should read this discussion and analysis with the understanding that our actual future results, levels of activity, performance and achievements or other future events may be materially different than what we currently expect. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

Overview

We are a profitable and growing technology company with an initial focus on offering comprehensive genetic testing to provide physicians with clinically actionable diagnostic information they can use to improve the quality of patient care. We have developed a proprietary technology platform that integrates sophisticated data comparison and suppression algorithms, adaptive learning software, advanced genetic diagnostics tools and integrated laboratory processes. This platform allows us to offer a broad and flexible test menu and continually expand and improve our proprietary genetic reference library, while maintaining accessible pricing, high accuracy and competitive turnaround times. We believe our test menu offers more genes for testing than our competitors in today’s market, which enables us to provide expansive options for test customization and clinically actionable results. Our current test menu includes approximately 18,000 single-gene tests and more than 850 pre-established, multi-gene, disease-specific panels that collectively test for approximately 7,700 genetic conditions, including various cancers, cardiovascular diseases, neurological disorders and pediatric conditions.

Our existing customer base consists primarily of hospitals and medical institutions, which are frequent and high-volume users of genetic tests and which typically pay us directly for our tests. We have generated high demand for our tests with less marketing efforts to date than many of our competitors, which we believe demonstrates the advantages of our offering compared to other available genetic testing alternatives, and we believe that our focus on investing in and growing our sales and marketing function in recent periods and in the near term will help stimulate further demand. We offer tests at competitive prices, averaging approximately $1,199 per billable test delivered in the first half of 2017, and at a lower cost to us than many of our competitors, totaling approximately $451 per billable test delivered in the first half of 2017. Our volume has grown rapidly since our commercial launch in 2013, with over 28,618 billable tests delivered through June 30, 2017. We delivered 3,871 and 8,293 billable tests in the second quarter and the first half of 2017, respectively, compared to 2,781 and 5,209 billable tests delivered in the second quarter and the first half of 2016, respectively. We recorded revenue and loss from continuing operations of $4.6 million and $25,000, respectively, in the three months ended June 30, 2017, compared to revenue and loss from continuing operations of $4.0 million and $4.5 million, respectively, in the three months ended June 30, 2016. We recorded revenue and income from continuing operations of $9.9 million and $207,000, respectively, in the six months ended June 30, 2017, compared to revenue and loss from continuing operations of $7.4 million and $5.1 million, respectively, in the six months ended June 30, 2016. Moreover, based on our results of operations for the first half of 2017, we have achieved profitability at an early stage of our operations.

Recent Developments

FF Gene Biotech Joint Venture

On April 25, 2017, we, through an affiliated company formed for the purpose of the relationship, entered into a cooperation agreement with Xilong Scientific Co., Ltd., or Xilong Scientific, and Fuzhou Jinqiang Investment Partnership (LP), or FJIP, to form a joint venture under the laws of the People’s Republic of China, or PRC, called Fujian Fujun Gene Biotech Co., Ltd. or FF Gene Biotech. FF Gene Biotech offers genetic testing services to customers in the PRC. Pursuant to the terms of the cooperation agreement, we have agreed to contribute to FF Gene Biotech genetic sequencing and other equipment with a total cost of up to 60,000,000 renminbi, or RMB (or approximately $8.9 million U.S. dollars), over a three-year period for a 30% ownership interest in FF Gene Biotech, Xilong Scientific has agreed to contribute to FF Gene Biotech 102,000,000 RMB (or approximately $15.1 million U.S. dollars) over a three-year period for a 51% ownership interest in the FF Gene Biotech, and FJIP has agreed to contribute to FF Gene Biotech 19,000,000 RMB (or approximately $2.8 million U.S. dollars) over a five-year period for a 19% ownership interest in FF Gene Biotech. In the third quarter of 2017 to date, we have contributed to FF Gene Biotech an aggregate of $2.5 million in equipment pursuant to our contribution obligations under the cooperation agreement. Xilong Scientific, one of the owners of FF Gene Biotech, is an affiliate of Xi Long USA, Inc., or Xi Long, a large stockholder of our company, and FJIP, the third owner of FF Gene Biotech, is owned by key management of FF Gene Biotech, including Dr. Han Lin Gao, our Chief Scientific Officer and a large stockholder of our company, and the owner of approximately 25% of FJIP. The Board of Directors of FF Gene Biotech is composed of three directors, one of which has been appointed by us and two of which have been appointed by Xilong Scientific, and acts by majority vote on all matters except for certain exceptional matters that require unanimous consent.

Additionally, on April 25, 2017, we entered into a license agreement with FF Gene Biotech, pursuant to which we have granted to FF Gene Biotech a license to use certain of our clinical molecular diagnostic gene detection technology and related software and our proprietary reference library of genetic information, along with any improvements on this technology that we may develop during the term of the license agreement. Under the license agreement, FF Gene Biotech will pay to us, on a quarterly basis, certain royalties based on the revenues of FF Gene Biotech, and we have agreed to provide certain technical services to FF Gene Biotech in connection with the license granted under the agreement. We recorded minimal royalties, on the accompanying condensed consolidated statements of operations, under the license agreement in the first half of 2017, but we expect to begin generating more royalties in the near term. The license agreement expires on December 31, 2018 and may be extended by mutual agreement of the parties.

Factors Affecting Our Performance

Market and Industry Trends

Genetic testing has experienced significant growth in recent years. If this trend continues, we believe genetic testing will become a more accepted part of standard medical care, and the knowledge of a person’s unique genetic makeup will begin to play a more important role in the practice of medicine. The advent of next generation sequencing, or NGS, technology, a relatively new genetic testing technique that enables millions of DNA fragments to be sequenced in parallel, has dramatically lowered the cost and improved the quality of genetic testing, contributing to increased adoption generally and increased volumes for our tests. According to GrandView Research, the size of the global NGS genetic testing market, which includes pre-sequencing, sequencing and data analysis, is estimated to have been approximately $4.0 billion in 2016, including approximately $1.4 billion in the United States, and is expected to reach approximately $10.5 billion by 2022, including approximately $3.6 billion in the United States.

The increased adoption of genetic testing in recent years has caused increased competition in our industry. This increased competition, as well as cost-saving initiatives on the part of government entities and other third-party payors, has resulted in downward pressure on the price for genetic analysis and interpretation generally, which could intensify in future periods if adoption of genetic testing becomes more widespread. We have reduced the prices for certain of our tests in recent periods to maintain our competitive position, and increased downward pricing pressure could harm our revenue and margins and our ability sustain or grow profitability.

While adoption of genetic testing has increased in recent years, we believe widespread utilization has been limited in large part because of certain barriers to adoption that exist in today’s market. Among these barriers are that genetic testing can be prohibitively expensive, only a limited number of genetic tests are currently reimbursable, certain genetic conditions cannot be diagnosed due to the limited scope of some genetic analysis, genetic testing can be an inefficient process, and the interpretation of genetic results can be cumbersome and time-consuming. We believe a significant market exists for a genetic testing option that provides broad genetic coverage and the flexibility to customize tests for individual patient needs, while maintaining accuracy and affordability. We believe the proprietary technology platform we have developed enables us to overcome many of these challenges facing our industry today.

Number and Mix of Billable Tests Delivered

Our performance is closely correlated with the number of tests for which we bill our customers, which we refer to as billable tests. The number of billable tests we deliver in any period depends on a number of factors, including the other factors affecting our performance described in this discussion and analysis. We believe the number of billable tests that we deliver is an important indicator of the performance of our business. We have experienced compound quarterly growth of 9% in the number of billable tests delivered in our last eight completed fiscal quarters.

In addition, we offer our tests at different price points depending on the nature and level of complexity and customization of the test and the specific rates we have negotiated for the tests, which can vary from customer to customer. As a result, the mix of billable tests delivered in any period, and the customers that order these tests, impacts our financial results for the period.

Mix of Customers

Through June 30, 2017, we have sold our tests to over 650 total customers. We consider each single billing and paying unit to be an individual customer, even though the unit may represent multiple physicians and healthcare providers ordering tests. Our existing customer base consists primarily of hospitals and medical institutions, which are frequent and high-volume users of genetic tests. Additionally, collection of billings from these institutional customers is generally more attainable than from other types of customers in today’s reimbursement environment, as approximately 86% of our test billings that were generated and due in 2016 were paid during that period. In certain periods, a small number of customers have accounted for a significant portion of our revenue. For instance, in the three and six months ended June 30, 2017, aggregating customers that are under common control or are affiliates, two customers contributed 13% and 12% of our revenue, and three customers contributed 12%, 11% and 11% of our revenue in the respective periods. Generally, we do not have long-term purchase agreements with any of our customers and, as result, any or all of them could decide at any time to increase, decrease or delay their orders from us. For example, certain of our international customers, including two of our most significant customers in the first quarter of 2017, ordered significantly fewer tests and generated significantly less revenue to us in the second quarter of 2017. We believe these fluctuations may be attributable in part to the nature of our business, in which key customers can experience significant volatility in their genetic testing demand from period to period in the ordinary course of their operations, and we are focused on more deeply penetrating our relationships with all of our existing customers, including our key customers, to increase the overall volume of tests they order from us.

In addition, we are seeking to grow our customer base by continuing to acquire new hospital and medical institution customers and expand into additional customer groups, such as individual physicians and other practitioners, as well as research institutions. To this end, we have made efforts to diversify our customer market, including developing relationships with a national clinical laboratory and a regional medical network in an effort to fulfill some of the genetic testing needs of the U.S. military and certain other U.S. government agencies. We have also pursued relationships with payors, including Medicare, some state Medicaid programs and commercial third-party payors, to obtain coverage and reimbursement for our tests in order to make them accessible to more individual physicians. Subject to limited exceptions for minimal amounts, none of these relationships obligate any party to order our tests at any agreed volume or frequency, or at all. However, we believe our ability to establish these types of relationships and relationships with other new customers, as well as our ability to achieve increased sales to existing customers, are significant indicators of the growth potential of our business.

We believe the key to further penetrating our existing customer base and expanding into new customer markets is to continue to focus on delivering a broad and flexible test menu while maintaining affordable prices. In order to offer our customers affordable price points, we continue to improve our technology platform to develop tests that we can perform at a low internal cost. In addition, we believe an increased focus on sales and marketing will facilitate customer growth. We have been heavily investing in our sales and marketing function in recent periods and we plan to continue to do so in the near-term, with the goal of continuing to increase the size of our sales and marketing team over the next 12 months.

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

Ability to Maintain Low Costs

We have developed various proprietary technologies that improve our laboratory efficiency and reduce the costs we incur to perform our tests, including our proprietary gene probes, data algorithms, adaptive learning software and genetic reference library. This technology platform enables us to perform each test and deliver its results at a lower cost to us than many of our competitors, totaling approximately $451 per billable test delivered in the first half of 2017. This low cost per billable test allows us to maintain affordable and competitive pricing for our customers, averaging approximately $1,199 per billable test delivered in the first half of 2017, which we believe encourages repeat ordering from existing customers and attracts new customers. We believe this low internal cost is a key contributor to our ability to grow our business and drive increased profitability.

Expansion into New Markets

We believe expanding our test menu and our geographic presence will appeal to a broader base of potential customers and increase our revenue potential.

We intend to continue to expand our test menu to more comprehensively cover certain key markets and to address new markets. For example, we intend to expand our offering of oncology, cardiology, pediatrics and prenatal test panels, which represent large genetic testing markets in which we believe our comprehensive and flexible tests will be competitive. In addition, we intend to continue to develop new types of tests to include more options in our offering. For example, in the third quarter of 2016, we launched a chromosomal test called CNV+ that is designed to use NGS technology to detect copy number variants with similar or improved results as compared to microarray-based genomic tests. In addition, we launched carrier screening tests in August 2017, and we intend to expand upon these tests in future periods with larger panels that cover more genes.

We also believe there is a large potential for growth of genetic testing in many international markets due to the presence of high unmet diagnostic and predictive testing needs, rapidly rising healthcare expenditures and patient awareness of NGS technologies. We plan to continue to pursue direct sales to customers in a variety of geographic markets, including Canada, where we have historically focused much of our international efforts, the PRC, where we started selling tests directly to customers in the third quarter of 2016, and others. We also intend to engage distributors or establish other types of arrangements, such as joint ventures or other relationships, to expand our presence and test volume in certain of these markets. To this end, in April 2017, our joint venture FF Gene Biotech was established to offer genetic testing to customers in the PRC. Although this joint venture is subject to a number of risks, including market, regulatory and other factors that could cause it to fail to produce to us the revenue or other benefits we anticipate, or a potential decline in our direct sales to customers in Asia if any of these customers choose to obtain genetic testing services from FF Gene Biotech instead of from us, we believe the joint venture could result in expanded long-term opportunities to address the genetic testing market in Asia.

Success Obtaining Reimbursement

In today’s market, third-party payors generally restrict the reimbursement of genetic testing to a limited subset of genetic tests and only for those patients who meet specific criteria. This lack of widespread favorable reimbursement policies has presented a challenge for genetic testing companies in building sustainable business models. As part of our growth strategy, we intend to pursue coverage and reimbursement from third-party payors at a level adequate for us to achieve profitability with this payor group. To this end, we have contracted with one regional physician services organization and one national health insurance company to become an in-network provider and we have enrolled as a supplier with Medicare and 15 state Medicaid programs, which means that we have agreed with these payors to provide certain of our tests at negotiated rates. Although this does not guarantee that we will receive reimbursement for our tests from these or any other payors at adequate levels, we believe our low cost per billable test will enhance our ability to compete effectively in the third-party payor market and our flexibility in establishing relationships with additional third-party payors in the future. Our level of success in obtaining and maintaining adequate coverage and reimbursement from third-party payors for our testing services will, we believe, be a key factor in the rate and level of growth of our business over the long term.

Equity-Based Compensation

In January 2016, our predecessor Fulgent LLC granted an award of fully vested equity to one of our employees. The equity-based compensation expense associated with this award was recorded in full in the period in which the award was granted. As a result, there were substantially increased operating expenses in the first half of 2016. We do not intend to grant additional awards of fully vested equity and, as a result, we do not expect that we will experience similar levels of equity-based compensation expense in future periods. Generally, we record equity-based compensation over the requisite service period from the grant date of the applicable award.

Xi Long Financing

In May 2016, our predecessor Fulgent LLC completed a transaction with Xi Long and certain of Fulgent LLC’s other equity holders, or members. In this transaction, (i) Xi Long acquired Class D-1 preferred and Class D common units of Fulgent LLC from certain existing members of Fulgent LLC for an aggregate purchase price of $12.0 million, which units were required to be redeemed and exchanged by Fulgent LLC, on a one-for-one basis, for Class D-2 preferred units of Fulgent LLC, and (ii) Fulgent LLC sold additional Class D-2 preferred units to Xi Long for gross proceeds of $15.2 million. Fulgent LLC incurred issuance costs of $185,000 for the transaction, resulting in net proceeds to Fulgent LLC of $15.0 million. As a result of the transaction, Xi Long had acquired Class D‑2 preferred units of Fulgent LLC for an aggregate purchase price of $27.2 million, even though, at issuance, the fair value of the acquired Class D-2 preferred units, as evidenced by Fulgent LLC’s then most recent third-party valuation, was $32.6 million. The $5.5 million difference between the fair value of, and the aggregate consideration paid by Xi Long for, the Class D-2 preferred units of Fulgent LLC that were issued in the transaction was not attributable to any stated rights or privileges. Rather, Fulgent LLC, Xi Long and the members of Fulgent LLC who were party to the transaction determined to complete the transaction consistent with their discussions, notwithstanding that the fair value of the Class D-2 preferred units as evidenced by Fulgent LLC’s third-party valuation had increased from the time these discussions were initiated to the time the transaction was completed. The $5.5 million difference was determined to be a cost of completing the transaction with Xi Long and was recorded as an expense in the accompanying condensed consolidated statement of operations for the three months ended June 30, 2016.

Upon completion of the Reorganization, all outstanding units of Fulgent LLC, including the Class D-2 preferred units issued to Xi Long in this transaction, were cancelled in exchange for shares of our common stock. See “Reorganization” below for additional information.

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

The operating results of the Pharma Business have been reported as discontinued operations for all applicable periods presented in the consolidated financial statements included in this report. In the three and six months ended June 30, 2016, we recorded loss from discontinued operations of $18,000 and income of $41,000, respectively.

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

Upon completion of the Reorganization, among other things: each then-outstanding 7.6 units of Fulgent LLC (which included voting and non-voting common units and two classes (Class D-1 and Class D-2) of preferred units convertible into Class D common units) were cancelled in exchange for one share of our common stock; all outstanding options to acquire units of Fulgent LLC were cancelled in exchange for equivalent options to acquire shares of our common stock, and all such options became immediately exercisable to the extent vested; and all outstanding restricted share units relating to units of Fulgent LLC were cancelled in exchange for equivalent restricted stock units relating to shares of our common stock. After completion of the Reorganization, we continue to exist as a holding company, with no material assets other than 100% of the equity interests in Fulgent LLC and our other subsidiaries.

We consolidate the financial results of Fulgent LLC, and the historical financial statements of Fulgent LLC are our historical financial statements.

Financial Overview

Revenue

We generate revenue from sales of our genetic tests. We recognize revenue upon delivery of a report to the ordering physician based on the established billing rate, less contractual and other adjustments, to arrive at the amount that we expect to collect. We generally bill directly to a hospital, medical institution or research institution customer or to a patient, a third-party payor or a combination of a patient and a third-party payor. We also generate revenue from certain research services related to gene sequencing as a service. Research revenue has been minimal in the past, but we expect revenue from these activities could grow in the future. In addition, as a result of the establishment of FF Gene Biotech and our related license agreement with FF Gene Biotech in April 2017, we began recording revenue upon our receipt of royalties from FF Gene Biotech under the license agreement, the amount of which is based on the revenue levels of FF Gene Biotech and has been minimal through June 30, 2017.

Cost of Revenue

Cost of revenue reflects the aggregate costs incurred in delivering test results and gene sequencing for clinical and research services and consists of: personnel costs, including salaries, employee benefit costs, bonuses and equity-based compensation expenses; costs of laboratory supplies; depreciation of laboratory equipment; amortization of leasehold improvements and allocated overhead, including rent and utilities. Costs associated with performing tests are recorded as tests are processed. We expect cost of revenue to generally increase as we increase the number of tests we deliver.

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

General and Administrative Expenses

General and administrative expenses include executive, finance and accounting, legal and human resources functions. These expenses consist of personnel costs, audit and legal expenses, consulting costs and allocated overhead, including rent and utilities. We expense all general and administrative expenses as incurred. We expect our general and administrative expenses will continue to increase in absolute dollars as we scale our operations. We also expect to continue to incur increased general and administrative expenses as a result of completing our initial public offering in October 2016 and operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and the NASDAQ Stock Market, additional insurance expenses, investor relations activities and other administrative and professional services.

Provision for (Benefit from) Income Taxes

Provision for income taxes consists of U.S. federal and state income taxes. To date, we have not had significant U.S. federal and state income taxes because of the status of our predecessor Fulgent LLC as a pass-through entity for tax purposes. As a result, for all periods prior to the Reorganization, all taxable income or loss and tax credits of Fulgent LLC generally were reflected in the personal income tax returns of the Fulgent LLC’s members and no provision for federal or state income taxes was provided in our consolidated financial statements. We became a taxable entity upon completion of the Reorganization on September 30, 2016.

We record a valuation allowance when it is more likely than not that some portion or all of a deferred tax asset will not be realized. In making such a determination, we consider all the available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, and ongoing prudent and feasible tax planning strategies, to assess the amount of the valuation allowance. When we determine to establish or reduce the valuation allowance against the deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period in which the determination is made.

Results of Operations

The following table summarizes the results of our continuing operations for each period indicated:

	Three Months				Six Months
	Ended				Ended
	June 30,		$	%	June 30,		$	%
	2017	2016	Change	Change	2017	2016	Change	Change
Revenue	$4,640	$3,971	$669	17%	$9,946	$7,411	$2,535	34%
Cost of revenue	1,879	1,411	468	33%	3,738	2,715	1,023	38%
Gross profit	2,761	2,560	201	8%	6,208	4,696	1,512	32%
Operating expenses:
Research and development	920	656	264	40%	1,771	1,217	554	46%
Selling and marketing	851	477	374	78%	1,742	778	964	124%
General and administrative	1,140	457	683	149%	2,626	2,346	280	12%
Total operating expenses	2,911	1,590	1,321	83%	6,139	4,341	1,798	41%
Operating income (loss)	(150)	970	(1,120)	-115%	69	355	(286)	-81%
Interest and other income (expense)	120	(5,462)	5,582	-102%	239	(5,449)	5,688	-104%
Income (loss) before income taxes and equity in net loss of affiliate	(30)	(4,492)	4,462	-99%	308	(5,094)	5,402	-106%
Provision for (benefit from) income taxes	(110)	—	(110)	*	(4)	—	(4)	*
Income (loss) before equity in net loss of affiliate	80	(4,492)	4,572	-102%	312	(5,094)	5,406	-106%
Equity in net loss of affiliate	(105)	—	(105)	*	(105)	—	(105)	*
Income (loss) from continuing operations	$(25)	$(4,492)	$4,467	-99%	$207	$(5,094)	$5,301	-104%

Other Operating Data:
Billable tests	3,871	2,781		39%	8,293	5,209		59%

* Percentage not meaningful

Revenue

Revenue increased $669,000, or 17%, from $4.0 million in the three months ended June 30, 2016 to $4.6 million in the three months ended June 30, 2017, and increased $2.5 million, or 34%, from $7.4 million in the six months ended June 30, 2016 to $9.9 million in the six months ended June 30, 2017. The increase in revenue across all periods was primarily due to an increased number of billable tests delivered, which increased from 2,781 in the three months ended June 30, 2016 to 3,871 in the three months ended June 30, 2017 and from 5,209 in the six months ended June 30, 2016 to 8,293 in the six months ended June 30, 2017. The increase in the number of billable tests delivered between periods was primarily attributable to the expansion of our test menu, including single-gene tests and multi-gene panels, an increase in sales to certain of our existing customers, and our commencement of sales to certain new customers, including particularly sales to certain significant customers located in the PRC, combined with growth in the genetic testing market and increased physician awareness and acceptance of genetic tests generally.

The average price of the billable tests we delivered decreased from $1,428 in the three months ended June 30, 2016 to $1,198 in the three months ended June 30, 2017 and from $1,423 in the six months ended June 30, 2016 to $1,199 in the six months ended

June 30, 2017. We believe this decrease was due to (i) the mix of tests we delivered in these periods, including fewer higher price-point tests in the 2017 period, (ii) the mix of customers ordering tests in these periods, which may order tests at different rates depending on the arrangements we have negotiated with them, and (iii) our reduction of prices for certain of our tests due to general price degradation for genetic tests and other competitive factors.

Revenue from non-U.S. customers increased $616,000, or 35%, from $1.7 million in the three months ended June 30, 2016 to $2.4 million in the three months ended June 30, 2017, and increased $2.3 million, or 70%, from $3.3 million in the six months ended June 30, 2016 to $5.6 million in the six months ended June 30, 2017. The increase in revenue from non-U.S. customers was primarily attributable to our commencement of sales to customers in the PRC in the third quarter of 2016, which contributed $522,000 in revenue in the three months ended June 30, 2017 and $2.0 million in revenue in the six months ended June 30, 2017, and to an increase of $277,000 and $493,000 in revenue from customers in Canada in the three and six months ended June 30, 2017, respectively, in each case compared to the comparable 2016 period. Sales to non-U.S. customers expose us to fluctuations in our results associated with changes in foreign currency exchange rates, depending upon the value of the U.S. dollar compared to the foreign currencies in which we record revenue. During all periods covered by this report, we consider the estimated effect on our revenue of foreign currency exchange rate fluctuations to be immaterial. However, the impact of foreign currency exchange rate fluctuations may increase in the future as we continue to expand internationally. For instance, all of our revenue-producing transactions have historically been denominated in U.S. dollars; however, we started billing certain of our Canadian hospital customers in their local currency during the second quarter of 2017. Additionally, we began recording revenue under our license agreement with FF Gene Biotech in the second quarter of 2017 as this joint venture began to generate revenue based on its sales of genetic tests to customers in the PRC, and we expect such royalty revenue to increase in the future. The royalty revenue we receive from FF Gene Biotech is paid to us in Chinese RMB, which we then convert to U.S. dollars. These or other changes in the currencies in which we receive payments and record revenue could result in an increased impact in future periods of foreign currency translations and exchange rate fluctuations.

Cost of Revenue

Cost of revenue increased $468,000, or 33%, from $1.4 million in the three months ended June 30, 2016 to $1.9 million in the three months ended June 30, 2017. The increase was primarily due to increases of $153,000 in personnel costs related to increased headcount, $127,000 in depreciation costs due to an increasing amount of medical lab equipment purchased to expand our capacity and throughput, $94,000 in reagents and supplies expenses related to increased billable tests delivered, and $62,000 in equity-based compensation expense related to our mark-to-market valuation of non-employee equity-based awards and our grant of additional equity-based awards in the 2017 period.

Cost of revenue increased $1.0 million, or 38%, from $2.7 million in the six months ended June 30, 2016 to $3.7 million in the six months ended June 30, 2017. The increase was primarily due to increases of $302,000 in personnel costs related to increased headcount, $301,000 in depreciation costs due an increasing amount of medical lab equipment purchased to expand our capacity and throughput, $208,000 in equity-based compensation expense related to our mark-to-market valuation of non-employee equity-based awards and our grant of additional equity-based awards in the 2017 period, and $153,000 in reagents and supplies expenses related to increased billable tests delivered.

Our gross profit increased $201,000, from $2.6 million in the three months ended June 30, 2016 to $2.8 million in the three months ended June 30, 2017, and increased $1.5 million, from $4.7 million in the six months ended June 30, 2016 to $6.2 million in the six months ended June 30, 2017. The increase in gross profit across all periods was primarily due to increased revenue. Our gross profit as a percent of revenue, or gross margin, decreased from 64.5% to 59.5% between the three months ended June 30, 2016 and 2017 and from 63.4% to 62.4% between the six months ended June 30, 2016 and 2017. The decrease in gross margin across all periods was primarily due to an increase in personnel-related costs between periods related to increased headcount.

Research and Development

Research and development expenses increased $264,000, or 40%, from $656,000 in the three months ended June 30, 2016 to $920,000 in the three months ended June 30, 2017. The increase was primarily due to an increase of $197,000 in equity-based compensation expense related to our mark-to-market valuation of non-employee equity-based awards and our grant of additional equity-based awards in the 2017 period.

Research and development expenses increased $554,000, or 46%, from $1.2 million in the six months ended June 30, 2016 to $1.8 million in the six months ended June 30, 2017. The increase was primarily due to an increase of $408,000 in equity-based compensation expense related to our mark-to-market valuation of non-employee equity-based awards and our grant of additional equity-based awards in the 2017 period.

Selling and Marketing

Selling and marketing expenses increased $374,000, or 78%, from $477,000 in the three months ended June 30, 2016 to $851,000 in the three months ended June 30, 2017. The increase was primarily due to increases of $168,000 in personnel costs related to increased headcount, $101,000 in consulting expenses related to international business development, and $70,000 in marketing costs related to our targeted marketing initiatives, including increased attendance at various exhibitions and conferences.

Selling and marketing expenses increased $964,000, or 124%, from $778,000 in the six months ended June 30, 2016 to $1.7 million in the six months ended June 30, 2017. The increase was primarily due to increases of $408,000 in personnel costs related to increased headcount, $171,000 in marketing costs related to our targeted marketing initiatives, including increased attendance at various exhibitions and conferences, $139,000 in consulting expenses related to international business development, and $87,000 in travel expenses related to increased headcount.

General and Administrative

General and administrative expenses increased $683,000, or 149%, from $457,000 in the three months ended June 30, 2016 to $1.1 million in the three months ended June 30, 2017. The increase was primarily due to increases of $149,000 in other taxes primarily related to payments of local business property tax, $127,000 in professional service fees, including legal fees, $114,000 in equity-based compensation expense related to our mark-to-market valuation of non-employee equity-based awards and our grant of additional equity-based awards in the 2017 period, and $109,000 in personnel costs related to increased headcount.

General and administrative expenses increased $280,000, or 12%, from $2.3 million in the six months ended June 30, 2016 to $2.6 million in the six months ended June 30, 2017. The increase was primarily due to increases of $605,000 in accounting fees related to services performed in connection with being a public company, $281,000 in professional service fees, including legal fees, $274,000 in personnel costs related to increased headcount, $166,000 in insurance expenses related to directors and officers liability insurance policies, and $160,000 in other taxes primarily related to payments of local business property tax, partially offset by a decrease of $1.4 million in equity-based compensation expense related to the grant of a fully vested equity-based award in the 2016 period that did not recur in the 2017 period.

Interest and Other Income (Expense)

Interest income was $114,000 and $233,000 in the three months and six months ended June 30, 2017, respectively. This income related to interest received on various investments in marketable securities. Interest income was not significant in the three or six months ended June 30, 2016.

Other income (expense) was not significant in the three or six months ended June 30, 2017. The primary component of other income (expense) in the three and six months ended June 30, 2017 is related to foreign currency valuation gains (losses). Other expense was $5.5 million and $5.4 million in the three and six months ended June 30, 2016, respectively, which primarily related to the difference between the fair value and the effective issuance price of Class D-2 preferred units of the Fulgent LLC issued to Xi Long in May 2016.

Benefit from Income Taxes

Benefit from income taxes was $110,000 and $4,000 in the three and six months ended June 30, 2017 compared to $0 in the three and six months ended June 30, 2016. The increase between periods was primarily due to the conversion of the Company from a pass-through entity to a taxable entity for income tax purposes upon completion of the Reorganization on September 30, 2016. The effect of state income taxes, certain expenses or adjustments related to equity-based compensation were the primary factors impacting our effective tax rate for the six months ended June 30, 2017. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of state income taxes and certain expenses or adjustments related to equity-based compensation.

Equity in Net Loss of Affiliate

Equity in net loss of affiliate was $105,000 in the three and six months ended June 30, 2017 and relates to our 30% ownership interest in FF Gene Biotech. We did not have any income or loss from equity method investments in the 2016 periods.

Liquidity and Capital Resources

Liquidity and Sources of Cash

We had $11.5 million and $7.9 million in cash and cash equivalents as of June 30, 2017 and December 31, 2016, respectively, and $34.6 million and $38.6 million in marketable securities, consisting of corporate bonds, as of June 30, 2017 and December 31, 2016, respectively.

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

Our primary uses of cash are to fund our operations as we continue to grow and invest in our business. Cash used to fund operating expenses is impacted by the timing of our payment of expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. In addition, in the third and fourth quarter of 2016, we used an aggregate of $5.8 million in cash to make tax and other distributions to the members of Fulgent LLC, but we do not expect to make these types of distributions in the future. Further, in April 2017, in connection with the establishment of FF Gene Biotech, we became obligated to contribute to FF Gene Biotech genetic sequencing and other equipment with a total cost of up to 60,000,000 RMB (or approximately $8.9 million U.S. dollars) over a three-year period. In the third quarter of 2017 to date, we have contributed to FF Gene Biotech an aggregate of $2.5 million in equipment pursuant to our contribution obligations under the cooperation agreement. Depending on the performance of FF Gene Biotech, this joint venture may never produce sufficient revenue to us to recover these capital and other investments, or any revenue at all, and could cause our revenue to decrease if any of our direct customers in Asia choose to obtain genetic testing services from FF Gene Biotech instead of from us, any of which could negatively affect our liquidity and cash flow.

We believe that our existing cash, along with cash from our operations and proceeds from our recent equity financings, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Much of the losses we incurred in certain prior periods, including all periods in 2016, were attributable to a variety of non-cash charges, including equity-based compensation expenses related to grants of fully vested equity-based awards and recognition of previously unrecognized compensation expense in connection with the Reorganization and certain other expenses associated with the accounting for our equity financing with Xi Long in May 2016. Thus, in spite of the losses we recorded during these periods, cash provided by continuing operations has been positive since 2015 and has significantly contributed to our ability to meet our liquidity needs, including paying for capital expenditures. Additionally, if our business continues to grow as we anticipate and we are able to achieve increased efficiencies and economies of scale in line with this growth, we expect that increased revenue will increase our ability to rely on cash from our operations to support our business in future periods, even if our expenses also increase as a result of the growth of our business. As a result, we anticipate that cash from our operations will continue to play a meaningful role in our ability to meet our liquidity requirements and pursue our business plans and strategies in the next 12 months and in the longer term.

However, our expectations regarding the cash that may be provided by our operations and our cash needs in future periods could be wrong, in which case we may require additional financing to support our operations, as we do not presently have any commitments for future capital. For instance, cash provided by our operations has in the past experienced fluctuations from period to period, which we expect may continue in the future. These fluctuations can occur as a result of a variety of factors, including the amount and timing of sales of billable tests, the prices that we charge for our tests due to changes in product mix, customer mix, general price degradation for genetic tests or other factors, the rate and timing of our billing and collections cycles and the timing and amount of our commitments and other payments, among others. Moreover, even if our liquidity expectations are correct, we may still seek to raise additional capital through securities offerings, credit facilities or other debt financings, asset sales or collaborations or licensing arrangements. Additional funding may not be available to us when needed, on acceptable terms or at all. If we raise funds by issuing equity securities, our existing stockholders could experience substantial dilution. Additionally, any preferred equity securities we issue could provide for rights, preferences or privileges senior to those of our common stock and our issuance of any additional equity securities, or the possibility of such an issuance, could cause the market price of our common stock to decline. The terms of any debt securities we issue or borrowings we incur, if available, could impose significant restrictions on our operations, such as limitations on our ability to incur additional debt or issue additional equity or other operating restrictions that could adversely affect our ability to conduct our business, and would result in increased fixed payment obligations. In the event that we seek to sell assets or enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms or relinquish or license to a third party our rights to important or valuable technologies or tests we may otherwise seek to develop ourselves. Moreover, we may incur substantial costs in pursuing future capital, including investment banking, legal and accounting fees, printing and distribution expenses and other costs. If we are not able to secure funding if and when needed and on reasonable terms, we may be forced to delay, reduce the scope of or eliminate one or more sales and marketing initiatives, research and development programs or other growth plans or strategies. In addition, we may be forced to work with a partner on one or more aspects of our tests or market development programs or initiatives, which could lower the economic value of these tests, programs or initiatives to our company. Any such outcome could significantly harm our business, performance and prospects.

Cash Flows

Continuing Operations

The following table summarizes cash flows from continuing operations for each of the periods indicated:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash provided by operating activities	$2,072	$2,384
Cash provided by (used in) investing activities	$2,282	$(563)

Operating Activities

Cash provided by operating activities in the six months ended June 30, 2017 was $2.1 million. The difference between net income and cash provided by operating activities for the period was primarily due to the effect of a $989,000 equity-based compensation charge and $817,000 in the depreciation of assets, some of which were acquired in prior periods. Cash provided by operating activities increased between periods primarily due to a $1.1 million increase in accrued liabilities mainly related to payroll liabilities and deferred revenue and a $178,000 decrease in accounts receivable mainly due to timing of collections from customers, offset by the negative effect of a $825,000 increase in other current assets primarily due to an increase in prepaid income taxes, insurance, licenses and subscriptions and a $555,000 decrease in accounts payable mainly due to timing of payments to vendors.

Cash provided by operating activities in the six months ended June 30, 2016 was $2.4 million. The difference between net loss and cash provided by operating activities for the period was primarily due to the effect of a $5.5 million charge related to our equity financing with Xi Long in May 2016, which was recorded as other expense, and a $1.6 million equity-based compensation charge related to the grant of a fully vested equity-based award in January 2016. Cash provided by operating activities increased between periods primarily due to a $568,000 increase in accounts payable, which resulted from increased revenue and purchases, offset by the negative effect of a $649,000 increase in accounts receivable from increased revenue.

Investing Activities

Cash used in investing activities in the six months ended June 30, 2017 was $2.3 million, which primarily related to maturities of marketable securities, offset by purchases of fixed assets consisting mainly of computer hardware, leasehold improvements, and medical lab equipment.

Cash used in investing activities in the six months ended June 30, 2016 was $563,000, which primarily related to purchases of fixed assets consisting mainly of computer hardware, software and leasehold improvements.

Discontinued Operations

Cash used in operating activities by discontinued operations was $31,000 in the six months ended June 30, 2016. There was no cash provided by or used in investing activities by discontinued operations in the six months ended June 30, 2016.

Financing Activities

Cash used by financing activities in the six months ended June 30, 2017 was $778,000, which represents payments of $801,000 for our initial public offering costs, partially offset by $23,000 in cash proceeds from exercises of stock options.

Cash provided by financing activities in the six months ended June 30, 2016 was $14.0 million, which represents net proceeds of $15.0 million received from our equity financing with Xi Long in May 2016, partially offset by $1.1 million of costs related to our initial public offering.

Contractual Obligations

There were no material changes outside the ordinary course of our business in our contractual obligations and other commitments in the six months ended June 30, 2017, except for the establishment of our contribution obligations to FF Gene Biotech and our contributions pursuant to these obligations, as discussed under “Recent Developments—FF Gene Biotech Joint Venture” above.

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

There have been no significant changes in the critical accounting policies and estimates as described in the 2016 Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to various market risks in the ordinary course of our business, including primarily the risk that losses may occur in the value of financial instruments as a result of fluctuations in interest rates and foreign currency exchange rates. As of June 30, 2017, we had $11.5 million of cash and cash equivalents, which consist of bank deposits and money market funds, and $34.6 million in marketable securities, which consist of corporate bonds. These interest-bearing instruments carry a degree of risk relating to fluctuations in interest rates; however, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during the first half of 2017 would not have had a material impact on our financial results.

Revenue from sales outside the United States represented $5.6 million, or 56%, of our revenue in the six months ended June 30, 2017. Historically, all of our revenue-producing transactions have been denominated in U.S. dollars; however, we started billing certain of our Canadian hospital customers in their local currency during the first half of 2017, and as we continue to expand internationally, including our receipt of revenue under our license agreement with FF Gene Biotech, our joint venture in the PRC, our results of operations and cash flows may increasingly become subject to fluctuations due to changes in foreign currency exchange rates. In general, in periods when the U.S. dollar declines in value as compared to foreign currencies in which we record revenue or incur expenses, our foreign-currency based revenue or expenses will increase when translated into U.S. dollars. Conversely, in periods when the U.S. dollar appreciates in value as compared to foreign currencies in which we record revenue or expenses, our foreign-currency based revenue or expenses will decrease when translated into U.S. dollars. In addition, future fluctuations in the value of the

U.S. dollar may affect the prices at which we sell our tests outside the United States. During the first half of 2017, a hypothetical appreciation in value of the U.S. dollar relative to the local currencies of our customers would not have had a material impact on our financial results.

We have not hedged our interest rate or foreign currency risks, although we may consider doing so in the future.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, among others, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.

Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in legal proceedings arising in the ordinary course of business. We are not presently a party, and our properties are not presently subject, to any legal proceedings that, in the opinion of management, would have a material effect on our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm, among other factors.

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

In recent years, there have been numerous advances in the analysis of large amounts of genomic information and the role of genetics and gene variants in disease diagnosis and treatment. Our industry has been, and we believe will continue to be, characterized by rapid technological change, increasing amounts of data, frequent introductions of new genetic tests and evolving industry standards, all of which could make our tests obsolete if we are not able to enhance our technologies and tests faster and better than our competitors. Our future success will depend on our ability to keep pace with the evolving needs of our customers in a timely and cost-effective manner and to pursue new market opportunities that develop as a result of technological and scientific advances. If we are not able to keep pace with these advances and increased customer expectations that develop as a result of these advances, we may be unable to sustain or grow our business and our future operations and prospects could suffer.

Our results of operations may fluctuate significantly from period to period and can be difficult to predict.

Our results of operations have in the past experienced fluctuations from period to period, which we expect may continue in the future. These fluctuations can occur as a result of a variety of factors, including the amount and timing of sales of billable tests, the prices that we charge for our tests due to changes in product mix, customer mix, general price degradation for genetic tests or other factors, the rate and timing of our billing and collections cycles and the timing and amount of our commitments and other payments, as well as the other risk factors discussed in this report. In addition, in certain prior periods, our results have been impacted by events that may not recur regularly, in the same amounts or at all in the future, such as, for example, the negative effect in the first and third quarters of 2016 of increased equity-based compensation expenses associated with grants of fully vested equity-based awards and recognition of previously unrecognized compensation expense in connection with our reorganization from a limited liability company to a corporation, and the negative effect in the second quarter of 2016 of certain other expenses associated with the accounting for one of our equity financings. Moreover, our limited operating history makes it difficult to determine if fluctuations in our performance reflect seasonality or other trends or are the result of other factors or events. These fluctuations in our operating results may render period-to-period comparisons less meaningful, and investors should not rely on the results of any one period as an indicator of future performance. Additionally, these fluctuations in our operating results could cause our performance in any particular period to fall below the expectations of securities analysts or investors, which could negatively affect the price of our common stock.

We have a history of losses, and we may not be able to sustain or grow profitability.

We have a history of losses. Although we achieved profitability in the six months ended June 30, 2017, we recorded losses from continuing operations of $25,000 for the three months ended June 30, 2017 and $5.4 million for the year ended December 31, 2016, and we recorded losses from continuing operations in all prior periods. As a result, we may not be able to sustain or grow profitability in any future period. Further, we have generated limited revenue to date, and our historical revenue levels may not grow or even continue. We may incur additional losses in the future, particularly as we focus on growing our business and operations and experience expected increases in expenses related to this growth. Our prior losses and any future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to sustain or grow our revenue levels and profitability would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.

We are an early-stage company with a limited operating history, which may expose us to enhanced risks and increase the difficulty of evaluating our business and prospects.

We began operations in May 2012 and commercially launched our first genetic tests in 2013. As a result, we have only a limited operating history upon which you can evaluate our business and prospects. Our revenue growth may not continue or increase at historical rates or at all, and we may not be able to sustain or grow profitability. Our limited operating history makes it difficult to evaluate our current business and inhibits our ability to forecast our future operating results, including revenue, cash flows and profitability. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in the life sciences and technology industries, such as risks related to an evolving and unpredictable industry and business model, management of growth and other uncertainties described in this report. If our assumptions regarding these risks and uncertainties are incorrect or these risks and uncertainties change due to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

Our mix of customers can fluctuate from period to period, and the loss of, or a significant reduction in sales to, any of our customers could materially harm our business.

The composition of our customer base can fluctuate from period to period, as our key customers can experience significant volatility in their genetic testing demand from period to period in the ordinary course of their operations. In certain prior periods, a small number of customers has accounted for a significant portion of our revenue. For instance, in the three and six months ended June 30, 2017, aggregating customers that are under common control or are affiliates, two customers contributed 13% and 12% of our revenue, and three customers contributed 12%, 11% and 11% of our revenue in the respective periods. Generally, we do not have long-term purchase agreements with any of our customers, including these key customers, and as result, any or all of them could decide at any time to discontinue, decrease or delay their orders from us. For example, certain of our international customers, including two of our most significant customers in the first quarter of 2017, ordered significantly fewer tests and generated significantly less revenue to us in the second quarter of 2017. In addition, the failure of any one of our customers to pay on a timely basis would negatively impact our results and cash flows. Our ability to maintain or increase sales to our customers depends on a variety of factors, including the other risk factors discussed in this report, many of which are beyond our control. Because of these and other factors, sales to any of our customers, including our key customers, may not continue in the amounts or at the rates as they have in the past, and such sales may never reach or exceed historical levels in any future period. The loss of any of our customers, or a reduction in orders or difficulties collecting payments from any of them, could significantly reduce our revenue and adversely affect our operating results.

If we are not able to grow and diversify our customer base and increase demand for our tests from existing and new customers, our commercial success would be limited.

To achieve our anticipated revenue growth, we must increase test volume by further penetrating our existing hospital and medical institution customers. In addition, we must grow our customer base beyond hospitals and medical institutions and into additional customer groups, such as individual physicians, other practitioners and research institutions. To this end, we have made efforts to diversify our customer market, including developing relationships with a national clinical laboratory and a regional medical network in an effort to fulfill some of the genetic testing needs of the U.S. military and certain other U.S. government agencies. We have also pursued relationships with payors, including Medicare, some state Medicaid programs and third-party payors, in order to obtain coverage and reimbursement for our tests to make them accessible to more individual physicians. Establishing these relationships means that we have agreed with the applicable payor, laboratory or other customer to provide certain of our tests at negotiated rates, but, subject to limited exceptions for minimal amounts, none of these relationships obligate any party to order our tests at any agreed volume or frequency, or at all. Further, our relationships with the U.S. military or any other U.S. government agencies are subject to unique risks associated with government contracts, including cancellation if adequate appropriations for subsequent performance periods are not made and modification or termination at their convenience and without prior notice. As a result, these relationships, or any similar relationships we may establish in the future, may not amount to meaningful increases in our customer base, the number of billable tests we deliver or our revenue, and may not improve our ability to sustain or grow profitability. We may not succeed in facilitating the clinical acceptance and adoption of our tests needed to achieve the increased volumes and customer growth we expect. Because detailed genetic data from tests such as ours have only recently become available at relatively affordable prices, the pace and degree of market acceptance and adoption of these tests is uncertain.

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
•

negative publicity or regulatory investigations into the actions of companies within our industry could raise doubts about the legitimacy of diagnostic technologies generally, and could result in scrutiny of diagnostic activities by the U.S. Food and Drug Administration, or FDA, or other applicable government agencies; and

•	our competitors could introduce new tests that cover more genes or that provide more accurate or reliable results.

If we are unable to address these and other risks associated with growing our customer base and deepening our relationships with existing customers, we may not achieve our anticipated growth in billable tests and our results of operations could be adversely impacted.

We face intense competition, which is likely to intensify further as existing competitors devote additional resources to, and new participants enter, the genetic testing market, and if we cannot compete successfully, we may be unable to increase our revenue or sustain or grow profitability.

With the development of NGS, the clinical genetic testing market has become increasingly competitive, and we expect this competition to intensify further in the future. We face competition from a variety of sources, including, among others:

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

Additionally, participants in closely related markets, such as prenatal testing and clinical trial or companion diagnostic testing, could converge on offerings that are competitive with the type of tests we perform. Instances where potential competitors are aligned with key suppliers or are themselves suppliers could provide these potential competitors with significant advantages. Further, hospitals, research institutions and eventually individual physicians and other practitioners may also seek to perform at their own facilities the type of genetic testing we would otherwise perform for them. In this regard, continued development of, and associated decreases in the cost of, equipment, reagents and other materials and databases and genetic data interpretation services may enable broader direct participation in genetic testing and analysis and drive down the use of third-party testing companies such as ours. Moreover, the biotechnology and genetic testing fields continue to undergo significant consolidation, permitting larger clinical laboratory service providers to increase cost efficiencies and service levels, resulting in more intense competition.

Many of our existing and potential future competitors have longer operating histories, larger customer bases, greater brand recognition and market penetration, substantially greater financial, technological and research and development resources and selling and marketing capabilities, and considerably more experience dealing with third-party payors. As a result, they may be able to respond more quickly to changes in customer requirements or preferences, devote greater resources to the development, promotion and sale of their tests, obtain more favorable results from third-party payors regarding coverage and reimbursement for their offerings, adopt more aggressive pricing policies for their tests, secure supplies from vendors on more favorable terms or devote substantially more resources to infrastructure and systems development. We may not be able to compete effectively against these organizations.

Additionally, increased competition and cost-saving initiatives on the part of government entities and other third-party payors could result in downward pressure on the price for genetic analysis and interpretation generally, which could harm our sales, our ability to gain market share or our ability to sustain or grow profitability. This downward pricing pressure could intensify in future periods if adoption of genetic testing becomes more widespread, and we may not be able to maintain acceptable margins on our sales if we are forced to reduce prices for our tests to try to remain competitive. In addition, competitors may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of NGS for clinical diagnosis and preventative care increases. Further, companies or governments that effectively control access to genetic testing through umbrella contracts or regional preferences could promote our competitors or prevent us from performing certain tests in certain territories. If we are unable to compete successfully against current and future competitors, we may be unable to increase market acceptance and sales volume of our tests, which could prevent us from increasing our revenue or sustaining or growing profitability.

We will need to invest in and expand our infrastructure and hire additional skilled personnel in order to support our anticipated growth, and our failure to effectively manage any future growth could jeopardize our business.

To increase the volume of tests that we offer and deliver, we must invest in our infrastructure, including our testing capacity and information systems, enterprise software systems, customer service, billing and collections systems and processes and internal quality assurance programs. We will also need to invest in hiring additional skilled personnel, including biostatisticians, geneticists, software engineers, laboratory directors and specialists, sales and marketing experts and other scientific, technical and managerial personnel to market, process, interpret and validate the quality of results of our genetic tests and otherwise manage our operations. For example, before we deliver a report for any of our genetic tests, the results summarized in the report must be reviewed and approved by a licensed and qualified laboratory director. We currently have only one such laboratory director with all of the required licenses, Dr. Han Lin Gao, who conducts this review and approval for each test we deliver. We are in the process of licensing additional laboratory directors to assist Dr. Gao, and we may need to hire more laboratory directors in the future to further scale our business. If we fail to hire additional qualified personnel or otherwise develop our infrastructure sufficiently in advance of demand or if we fail to generate demand commensurate with our level of investment in our infrastructure, our business, prospects, financial condition and results of operations could be adversely affected. Additionally, although we do not presently have plans to acquire new or expand our existing laboratory space, we may need to do so in the future as our volume increases, and any need to obtain an additional facility or replace our existing facility with a larger one would involve significant challenges.

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

We have limited experience marketing and selling our tests, and our commercial success will depend in part upon our ability to grow our sales and marketing team and generate sales using this relatively small and developing team, as well as our ability to develop successful sales and marketing plans for international sales.

We have limited experience marketing and selling our tests, which we began selling in 2013. We may not be able to market or sell our existing tests or any tests we may develop in the future in order to drive demand sufficient to support our planned growth. We currently sell our tests in the United States through a small internal sales force and outside the United States through one internal sales person and we have historically relied significantly on organic growth and word-of-mouth among our customers to generate interest in our tests. Our ability to maintain and grow sales volume in the future will depend in large part upon our ability to develop and substantially expand our sales team, create and implement an effective sales and marketing strategy and increase the scope of our marketing efforts. We have been aggressively building our sales and marketing function in recent periods and we plan to continue to do so in the near-term, with the goal of continuing to increase the size of our sales and marketing team over the next 12 months, in order to pursue expansion of our customer base and growth in the volume of tests ordered. This expansion will involve significant time and expense. Additionally, we may not be able to attract and hire the qualified personnel we need to grow our sales and marketing team as quickly or as successfully as we would like for various reasons, including intense competition in our industry for qualified personnel and our relative lack of experience marketing our tests. Even if we are able to further develop our sales and marketing team, we have limited experience managing such a team and it may not be successful in growing our customer base or increasing penetration into our existing customers.

In addition, our future sales levels will depend in large part upon our ability to expand our brand awareness, grow our customer base and further penetrate our relationships with existing customers by educating the medical community, including existing and potential future customers, about the benefits and the full scale of our offering. We also intend to continue to obtain publication of scientific and medical results in peer-reviewed journals and make presentations at leading industry conferences. We have limited experience with this type of activity and we may not be successful in implementing these initiatives or other marketing strategies that we may develop and pursue. If we are not able to drive sufficient revenue using our sales and marketing strategies to support our planned growth, our business and results of operations would be negatively affected. Additionally, if we are not able to obtain sufficient clinical information in support of our tests, third-party payors could designate our tests as experimental or investigational and decline to cover and reimburse our tests as a result of such designation.

We also intend to continue to increase our focus on growing our international sales and customer base. Outside the United States, we use and intend to continue to use one internal sales person, and we may also engage distributors or establish other types of arrangements, such as joint ventures or other relationships, to manage or assist with sales, logistics, education and customer support in certain territories. To this end, we have worked with Xi Long USA, Inc., or Xi Long, a large stockholder of our company, to establish a joint venture in April 2017, which we refer to as FF Gene Biotech, to offer genetic testing to customers in the People’s Republic of China, or PRC. Although we believe this joint venture could result in expanded long-term opportunities to address the genetic testing market in Asia, these expectations could turn out to be wrong and we may never realize the benefits we anticipate from this joint venture. In general, we believe identifying, qualifying and engaging distributors or other commercial partners with local industry experience and knowledge will be necessary to effectively market and sell our tests outside the United States. To date, we have not established any such distributorships or other commercial partnerships to cover any non-U.S. territories, except for the establishment of the FF Gene Biotech joint venture in the PRC. As a result, we may not be successful in finding, attracting and retaining qualified distributors or other commercial partners or we may not be able to enter into arrangements covering desired territories on favorable terms. In addition, sales practices utilized by distributors or other commercial partners that are locally acceptable may not comply with sales practices or standards required under U.S. laws that apply to us, which could subject us to additional compliance risks. If our sales and marketing efforts outside the United States are not successful, we may not achieve significant acceptance for our tests in international markets, which could materially and adversely impact our business operations.

If we are sued for product or professional liability, we could face substantial liabilities that exceed our resources.

Our business depends upon our ability to provide reliable and accurate test results that incorporate rapidly evolving information about the role of genes and gene variants in disease and clinically relevant outcomes associated with these variants. Hundreds of genes can be implicated in some disorders and overlapping networks of genes and symptoms can be implicated in multiple conditions. As a result, a substantial amount of judgment is required in order to interpret the results of each test we perform and produce a report summarizing these results. Errors, such as failures to detect genomic variants with high accuracy, or mistakes, such as failures to completely and correctly identify the significance of gene variants, could subject us to product liability or professional liability claims. A product liability or professional liability claim against us could result in substantial damages and be costly and time-consuming to defend. Although we maintain liability insurance, including for errors and omissions, our insurance may not fully protect us from the financial impact of defending against these types of claims or any judgments, fines or settlement costs arising out of any such claims. Any liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing adequate insurance coverage in the future. Additionally, any liability lawsuit could damage our reputation or force us to suspend sales of our tests. The occurrence of any of these events could have a material adverse effect on our business, reputation and results of operations.

Our ability to sustain or grow profitability depends upon our ability to collect payment for the tests we deliver, which we may not be able to do successfully.

Since starting our genetic testing business, we have been focused primarily on providing our tests to hospitals and medical institutions. These customers are typically able to pay for the cost of our tests using funds reimbursed in connection with a patient’s diagnosis related group, or DRG. However, our ability to collect payment for the tests we deliver to our hospital and medical institution customers, as well as to other types of customers, is subject to a number of risks, many of which are not within our control. These risks include risks of default or bankruptcy by the party responsible for payment and other risks associated with payment collection generally. Further, healthcare policy changes that influence the way healthcare is financed or other changes in the market that impact payment rates by institutional or non-institutional customers could affect our collection rates. For example, because reimbursement under a DRG is typically provided at a fixed amount intended to cover all services provided to the patient, the cost of our tests may be viewed to limit the profitability of the billing institution. If we are unable to convince hospitals and medical institutions of the value and benefit provided by our tests, or if the amount reimbursed under these DRG codes is decreased, these customers may slow, or stop altogether, their purchasing of our tests. Moreover, our ability to collect payment for our tests in a timely manner or at all may decline to the extent we expand our business into new customer groups, including individual physicians and other practitioners, from which collection rates may be lower than hospitals and medical institutions. Any inability to maintain our past payment collection levels could cause our revenues and profitability to decline.

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

To date, we have contracted with one regional physician services organization and one national health insurance company to become an in-network provider. We have also enrolled as a supplier in the Medicare program and in 15 state Medicaid programs, but we have not obtained any coverage, pricing or reimbursement approvals from payors in any countries outside the United States. Although becoming an in-network provider or enrolling as a supplier means that we have agreed with these payors to provide certain of our tests at negotiated rates, it does not obligate any physicians to order our tests or guarantee that we will receive reimbursement for our tests from these or any other payors at adequate levels. Thus, these payor relationships, or any similar relationships we may establish in the future, may not result in acceptable levels of reimbursement for our tests or meaningful increases in our physician customer base or the number of billable tests we sell to physicians. We expect to focus on increasing coverage and reimbursement for our current tests and any future tests we may develop. We believe it may take several years to achieve coverage and adequate contracted reimbursement with third-party payors. However, we cannot predict whether, under what circumstances, or at what payment levels payors will cover and reimburse for our tests. If we fail to establish and maintain broad coverage and reimbursement for our tests, our ability to generate increased revenue and grow our test volume and customer base could be limited and our future prospects and our business could suffer.

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

Further, if we need to move to a different facility or locate additional laboratory space as our business grows, we may have difficulty locating suitable space in a timely manner, on reasonable terms or at all, and even if acceptable space was available, it would be challenging, time-consuming and expensive to obtain or transfer the licensure and accreditation required for a commercial laboratory like ours and the equipment we use to perform our tests. These challenges could be amplified if we or our joint ventures or other commercial partners, such as FF Gene Biotech, seek to procure and maintain laboratory space outside the United States as we pursue international expansion. If we are unable to obtain or are delayed in obtaining new laboratory space as needed, we may not be able to provide existing tests or develop and launch new tests, which could result in harm to our business, reputation, financial condition and results of operations.

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

Even though we have engaged a third party to assist with some of these billing and collections functions, we will still need to make significant efforts and expend substantial resources to develop systems and procedures to handle these aspects of our business, which will become increasingly important as we focus on establishing coverage and reimbursement policies with third-party payors. As a result, these billing complexities, along with the related uncertainty in obtaining payment for our tests, could negatively affect our revenue and cash flow, our ability to sustain or grow profitability and the consistency and comparability of our results of operations. In addition, if claims for our tests are not submitted to payors on a timely basis, or if we are required to switch to a different provider to handle our processing and collections functions, it could have an adverse effect on our revenue and our business.

We are exposed to additional business, regulatory, political, operational, financial and economic risks related to our international operations.

Our existing customer base includes many international customers. Approximately $2.4 million and $5.6 million of our revenue came from non-U.S. customers in the three and six months ended June 30, 2017, respectively, and of this, approximately $1.1 million and $2.2 million in the respective periods came from customers located in Canada and approximately $522,000 and $2.0 million in the respective periods came from customers located in the PRC. Our business strategy includes plans to increase this volume of direct sales to customers in a variety of geographic markets, including Canada, the PRC and others, and to engage distributors or establish other types of arrangements, such as joint ventures or other relationships, to conduct physician outreach activities, develop and expand payor relationships outside the United States, or otherwise expand our presence and test volume in existing foreign markets or enter into new geographic markets.

To this end, in April 2017, our joint venture FF Gene Biotech was established to offer genetic testing to customers in the PRC. Although we believe this joint venture could result in expanded long-term opportunities to address the genetic testing market in Asia, this expectation could turn out to be wrong. This joint venture is subject to a number of risks, including, among others, difficulties predicting the market for genetic testing in Asia, local differences in customer demands and preferences and regulatory requirements, and our lack of control over FF Gene Biotech due to our non-majority ownership interest, as well as the other risks of doing business in international markets that are discussed below. Further, we could experience declines in our direct sales to customers in Asia if any of these customers choose to obtain genetic testing services from FF Gene Biotech instead of from us. As a result of these risks, we may never realize the benefits we anticipate from this joint venture or any other joint venture we may seek to establish, the joint venture may never produce sufficient revenue to us to recover our capital and other investments, or any revenue at all, the joint venture could cause our revenue to decrease if it results in our loss of any direct customers in Asia, and we could become subject to liabilities based on our involvement in its operations.

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

•

exposure to foreign currency exchange rate fluctuations, including increased risk with respect to the Canadian dollar after we recently started billing certain of our Canadian hospital customers in their local currency and with respect to the Chinese renminbi, or RMB, related to recording revenue under our license agreement with FF Gene Biotech;

•

risks relating to conversion and repatriation of certain foreign currencies, including particularly the RMB, which is subject to legal procedures and restrictions on currency conversion and movement outside the PRC and which could impact our ability to receive the anticipated financial benefits of our FF Gene Biotech joint venture;

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

We believe our future success will depend upon our ability to continue to expand our test offering and develop and sell new tests. For instance, in the third quarter of 2016, we launched a chromosomal test called CNV+ that is designed to use NGS technology to detect copy number variants with similar or improved results as compared to microarray-based genomic tests. We expect these tests will target customers that are already using microarray-based testing; however, these tests may not be accepted as a replacement for microarray-based tests and they may not be adopted by these customers or at all. In addition, we launched carrier screening tests in August 2017, and we intend to expand upon these tests in future periods with larger panels that cover more genes. We may not be successful in launching or marketing these or any other new tests we may develop or, if we are successful, the demand for our other tests could decrease or may not continue to increase at historical rates due to sales of the new tests.

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

We expect our capital expenditures and operating expenses to increase over the next several years as we expand our infrastructure, sales and marketing and other commercial operations and research and development activities. We may seek to raise additional capital through securities offerings, credit facilities or other debt financings, asset sales or collaborations or licensing arrangements. Additional funding may not be available to us when needed, on acceptable terms or at all. If we raise funds by issuing equity securities, our existing stockholders could experience substantial dilution. Additionally, any preferred equity securities we issue could provide for rights, preferences or privileges senior to those of our common stock, and our issuance of any additional equity securities, or the possibility of such an issuance, could cause the market price of our common stock to decline. The terms of any debt securities we issue or borrowings we incur, if available, could impose significant restrictions on our operations, such as limitations on our ability to incur additional debt or issue additional equity or other operating restrictions that could adversely affect our ability to conduct our business, and would result in increased fixed payment obligations. In the event that we seek to sell assets or enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms or relinquish or license to a third party our rights to important or valuable technologies or tests we may otherwise seek to develop ourselves. Moreover, we may incur substantial costs in pursuing future capital, including investment banking, legal and accounting fees, printing and distribution expenses and other costs. If we are not able to secure funding if and when needed and on reasonable terms, we may be forced to delay, reduce the scope of or eliminate one or more sales and marketing initiatives, research and development programs or other growth plans or strategies. In addition, we may be forced to work with a partner on one or more aspects of our tests or market development programs or initiatives, which could lower the economic value of these tests, programs or initiatives to our company. Any such outcome could significantly harm our business, performance and prospects.

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

We depend on information technology and telecommunications systems for significant elements of our operations, such as our laboratory information management systems, including test validation, specimen tracking and quality control, our bioinformatics analytical software systems, our expansive reference library of information relating to genetic variants and their role in disease, personal information storage, maintenance and transmission, our customer-facing web-based software and customer service, our report production systems and our billing and reimbursement, research and development, scientific and medical data analysis and general administrative activities, including our disclosure controls, internal control over financial reporting and other public reporting functions. In addition, our third-party service providers depend upon technology and telecommunications systems in order to provide the contracted services for us. Now that we are a public company, we expect that we will need to continue to expand and strengthen a number of enterprise software systems that affect a broad range of business processes and functions, particularly as our operations grow, including, for example, systems handling human resources, financial and other disclosure controls and reporting, customer relationship management, regulatory compliance, security controls and other infrastructure operations.

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

We are also required to maintain a license to conduct testing in the State of California. California laws establish standards for day-to-day operation of our clinical reference laboratory in Temple City, including with respect to the training and skills required of personnel, quality control and proficiency testing requirements. In addition, certain other states require us to maintain out-of-state laboratory licenses or obtain approval on a test-specific basis to perform testing on specimens from these states. Additional states could adopt similar licensure requirements in the future, which could require us to modify, delay or discontinue our operations in such jurisdictions. We are also subject to regulation in foreign jurisdictions, which we expect will increase as we seek to expand international utilization of our tests or if jurisdictions in which we pursue operations adopt new or modified licensure requirements. Foreign licensure requirements could require review and modification of our tests in order to offer them in certain jurisdictions or could impose other limitations, such as restrictions on the transport of human blood or other tissue necessary for us to perform our tests that may limit our ability to make our tests available outside the United States. Additionally, complying with licensure requirements in new jurisdictions may be expensive, time-consuming and subject us to significant and unanticipated delays.

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

Healthcare policy changes, including recently enacted and proposed new legislation reforming the U.S. healthcare system, could cause significant harm to our business, operations and financial condition.

The Affordable Care Act made a number of substantial changes to the way healthcare is financed both by governmental and private insurers. For example, the Affordable Care Act requires each medical device manufacturer to pay a sales tax on the medical devices it sells. It is unclear at this time when, or if, sales of our LDTs will trigger the medical device tax if the FDA ends its policy of general enforcement discretion and regulates certain LDTs as medical devices, and it is possible that this tax will apply to some or all of our existing tests or tests we may develop in the future. Additionally, the Affordable Care Act introduces mechanisms to reduce the per capita rate of growth in Medicare spending if expenditures exceed certain targets. Any such reductions could affect reimbursement payments for our tests. The Affordable Care Act also contains a number of other provisions, including provisions governing enrollment in federal and state healthcare programs, reimbursement matters and fraud and abuse, which we expect will impact our industry and our operations in ways that we cannot currently predict.

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

We cannot predict whether or when these or other recently enacted healthcare initiatives will be implemented at the federal or state level or how any such legislation or regulation may affect us. For instance, the payment reductions imposed by the Affordable Care Act and the changes to reimbursement amounts paid by Medicare for tests such as ours based on the procedure set forth in PAMA, could limit the prices we will be able to charge or the amount of available reimbursement for our tests, which would reduce our revenue. Additionally, these healthcare policy changes could be amended or additional healthcare initiatives could be implemented in the future. For instance, there is uncertainty regarding the continued effect or the Affordable Care Act in its current form following the results of the 2016 U.S. presidential election and in light of the policies of the current administration, which has threatened to repeal, replace or change the Affordable Care Act. Further, the impact on our business of the expansion of the federal and state governments’ role in the U.S. healthcare industry generally, including the social, governmental and other pressures to reduce healthcare costs while expanding individual benefits, is uncertain. Any future changes or initiatives could have a materially adverse effect on our business, financial condition, results of operations and cash flows.

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

We currently engage in significant business outside the United States, and we plan to increase our international operations in the future. These operations could involve dealings with governments, foreign officials and state-owned entities, such as government hospitals, outside the United States. In addition, we may engage distributors, other commercial partners or third-party intermediaries, such as representatives or contractors, or establish joint ventures or other arrangements to manage or assist with promotion and sale of our tests abroad and obtaining necessary permits, licenses and other regulatory approvals. Any such third parties could be deemed to be our agents and we could be held responsible for any corrupt or other illegal activities of our employees or these third parties, even if we do not explicitly authorize or have actual knowledge of such activities. We have instituted policies, procedures, and internal controls reasonably designed to promote compliance with the FCPA and other anti-corruption laws and we exercise a high degree of vigilance in maintaining, implementing and enforcing these policies and controls. However, these policies and controls could be circumvented or ignored and they cannot guarantee compliance with these laws and regulations. Any violations of these laws or allegations of such violations could disrupt our operations, involve significant management distraction, involve significant costs and expenses, including legal fees, and harm our reputation. Additionally, other U.S. companies in the medical device and pharmaceutical fields have faced substantial fines and criminal penalties in the recent past for violating the FCPA, and we could also incur these types of penalties, including criminal and civil penalties, disgorgement, and other remedial measures, if we violate the FCPA or other applicable anti-bribery laws. Any of these outcomes could result in a material adverse effect on our business, prospects, financial condition, or results of operations.

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

As a public company, we will experience significant additional demands that we did not experience as a private company. For example, the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley Act, and related and other rules implemented by the SEC and The NASDAQ Stock Market LLC, or NASDAQ, impose a number of requirements on public companies, including with respect to corporate governance practices, that are not applicable to private companies. For instance, as a result of becoming a public company, a majority of our directors are required to be independent and we are required to maintain audit and compensation committees comprised solely of independent directors, maintain a variety of corporate governance policies, adopt and maintain policies regarding internal controls and disclosure controls and procedures and prepare reports on internal controls over financial reporting. Until completion of our reorganization from a limited liability company to a corporation, we operated without a board of directors under the direction of the Manager of our predecessor Fulgent LLC, Mr. Hsieh. Further, the SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance, including pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, which was enacted in July 2010. There are significant corporate governance and executive compensation-related disclosure provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas.

Moreover, compliance with the rules and regulations applicable to public companies has increased and will continue to increase our legal, accounting and financial compliance costs. For instance, we will need to hire additional personnel for, and devote more resources to, our financial reporting function. Additionally, if we continue to grow as anticipated, we will need to implement new and more sophisticated financial and accounting systems and adopt additional procedures for financial reporting in order to meet our obligations as a public company. Any transition of accounting systems can be expensive and can result in delays in our ability to process and report transactions in a timely manner. Our management and other personnel will need to devote a substantial amount of attention to maintaining our compliance with these obligations, which could be time-consuming and expensive. If these requirements divert the attention of our management and personnel from other aspects of our business or if they require substantial costs that we cannot afford, they could have a material adverse effect on our business, financial condition and results of operations. We also expect that, as a public company, it will be more expensive for us to attract and compensate qualified directors and officers and obtain adequate director and officer liability insurance.

If we are unable to maintain effective internal control over financial reporting, investors could lose confidence in the accuracy and completeness of our reported financial information and the market price of our common stock could decline.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for the year ending December 31, 2017, provide a management report on our internal control over financial reporting. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Although we have started to implement the systems and processes necessary to perform the evaluation needed to comply with Section 404 of the

Sarbanes-Oxley Act, additional work remains to establish adequate systems, processes and controls. Further, once established, we will need to maintain and enhance these systems, processes and controls as we grow and we may need to hire additional personnel and devote more resources to our financial reporting function in order to do so.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or JOBS Act. We will remain an emerging growth company until December 31, 2021, unless our gross revenue exceeds $1.07 billion in any fiscal year before that date, we issue more than $1.0 billion of non-convertible debt in any three-year period before that date or the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of the second fiscal quarter of any fiscal year before that date. As an emerging growth company, we are eligible for certain exemptions from various reporting requirements applicable to certain other public companies, including an exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced financial statement and other financial disclosure requirements in registration statements we file, reduced disclosure obligations regarding executive compensation and exemption from the requirements of holding nonbinding advisory votes on executive compensation and obtaining stockholder approval of any golden parachute payments not previously approved. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and having reduced disclosure obligations regarding executive compensation. We have relied on many of these exemptions to date and investors may find our common stock less attractive if we choose to continue to rely on any of these exemptions, in which case there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the Securities Act of 1933, as amended, or Securities Act, emerging growth companies can elect to delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, as a result, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Common Stock Risks

An active, liquid trading market for our common stock may never develop, which could make it difficult for you to sell your shares of our common stock.

Prior to the completion of our initial public offering on October 4, 2016, no public market for shares of our common stock existed. An active trading market for our shares may never develop or, if developed, may not be sustained. Further, as of August 1, 2017, Mr. Hsieh, our founder and Chief Executive Officer, beneficially owned approximately 44.0% of our outstanding voting equity. As a result, fewer shares are actively traded in the public market, which reduces the liquidity of the market for our common stock. The lack of an active trading market could impair your ability to sell your shares at the time you wish to sell them or at a price you consider reasonable. Further, an inactive trading market may impair our ability to raise capital in the future by selling shares of our common stock and may impair our ability to enter into strategic relationships or acquire companies or technologies using shares of our common stock as consideration.

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

As of August 1, 2017, our executive officers, directors, holders of 5% or more of our outstanding voting equity and their respective affiliates beneficially owned approximately 70.2% of our outstanding voting equity and Mr. Hsieh, our founder and Chief Executive Officer, beneficially owned approximately 44.0% of our outstanding voting equity. As a result, these stockholders have the ability to control matters submitted to our stockholders for approval, including elections of directors, amendments to our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders, as the interests of these stockholders may not coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of all stockholders. Further, this concentration of ownership could adversely affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could cause the price of our common stock to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that such sales are pending or could occur, could reduce the market price of our common stock. As of August 1, 2017, we had 17,740,491 outstanding shares of common stock. All of these shares are freely tradable without restriction in the public market, subject to certain volume and manner of sale limitations applicable to shares held by our “affiliates,” as that term is defined in the Securities Act.

Moreover, Xi Long, which holds an aggregate of 2,025,623 shares of our common stock, has the right, subject to certain conditions, to include its shares in registration statements we may file for ourselves or other stockholders and to require us to file registration statements covering its shares following May 16, 2019. In addition, as of June 30, 2017, there were 1,035,326 shares of our common stock subject to outstanding equity-based awards and 961,076 additional shares of our common stock reserved for issuance pursuant to future such awards that we may grant under our 2016 Omnibus Incentive Plan, or the 2016 Plan. Subject to certain volume and manner of sale limitations applicable to our affiliates and any other applicable legal and contractual limitations, all of these shares are registered under the Securities Act or are otherwise eligible under applicable securities laws for free trading in the public market upon their issuance.

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

We have used $2.5 million of the net proceeds from the IPO during the third quarter of 2017 to date to make contributions to our joint venture, FF Gene Biotech, in partial satisfaction of our contribution obligations under the joint venture cooperation agreement. All other net proceeds from the IPO are invested in short-term, investment-grade, interest-bearing securities, such as money market accounts, certificates of deposit, commercial paper and guaranteed obligations of the U.S. government. There has been no material change in the planned use of proceeds from the IPO from that described in the Prospectus.

Item 6. Exhibits.

The information required by this Item 6 is set forth on the Exhibit Index that immediately follows the signature page to this report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULGENT GENETICS, INC.

Date: August 14, 2017	By:	/s/ Ming Hsieh
Ming Hsieh
President, Chief Executive Officer (principal executive officer)

Date: August 14, 2017	By:	/s/ Paul Kim
Paul Kim
Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1* 3.1.1* 3.1.2* 10.1*† 10.2*†

Certificate of Incorporation of the registrant, dated May 13, 2016.

Certificate of Amendment to Certificate of Incorporation of the registrant, dated August 2, 2016.

Certificate of Amendment to Certificate of Incorporation of the registrant, dated May 17, 2017.

Cooperation Agreement on the Establishment of Fujian Fujun Gene Biotech Co., Ltd., dated April 25, 2017, by and among Shenzhen Fujin Gene Science & Technology Co., Ltd., Xilong Scientific Co., Ltd. and Fuzhou Jinqiang Investment Partnership (LP).

Technical Know-How License Agreement, dated April 25, 2017, by and between the registrant and Fujian Fulgent Gene Biotech Co., Ltd.

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

†

Confidential treatment has been requested with respect to portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act, and these confidential portions have been redacted from the version of this agreement that is filed with this report. A complete copy of this exhibit, including the redacted portions, has been separately furnished to the SEC.