Form 10-Q
period 2017-09-30
Fulgent Genetics, Inc.
filed 2017-11-13
CIK 1674930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 1, 2017, there were 17,822,988 outstanding shares of the registrant’s common stock.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FULGENT GENETICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value data)

(unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$9,478	$7,897
Marketable securities	16,570	12,971
Trade accounts receivable, net of allowance for doubtful accounts of $138 and $151, respectively	3,594	4,364
Other current assets	2,396	906
Total current assets	32,038	26,138
Marketable securities, long term	17,860	25,597
Equity method investments	2,184	—
Fixed assets, net	6,490	6,234
Deferred tax asset	27	54
Other long-term assets	71	17
Total assets	$58,670	$58,040
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,370	$2,756
Accrued liabilities	781	436
Income tax payable	—	124
Total current liabilities	3,151	3,316
Other long-term liabilities	5	2
Deferred tax liability	243	243
Total liabilities	3,399	3,561
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value per share, 50,000 and 200,000 shares authorized, 17,771 and 17,676 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively.	2	2
Preferred stock, $0.0001 par value per share, 1,000 shares authorized, no shares issued or outstanding at September 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	111,299	109,734
Accumulated other comprehensive income (loss)	10	(103)
Accumulated deficit	(56,040)	(55,154)
Total stockholders’ equity	55,271	54,479
Total liabilities and stockholders’ equity	$58,670	$58,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$4,503	$5,011	$14,449	$12,422
Cost of revenue	2,268	2,143	6,006	4,858
Gross profit	2,235	2,868	8,443	7,564
Operating expenses:
Research and development	1,128	1,523	2,899	2,739
Selling and marketing	1,383	893	3,125	1,671
General and administrative	1,205	1,147	3,831	3,494
Total operating expenses	3,716	3,563	9,855	7,904
Operating income (loss)	(1,481)	(695)	(1,412)	(340)
Interest and other income (expense)	145	5	384	(5,444)
Income (loss) before income taxes and equity loss in investee	(1,336)	(690)	(1,028)	(5,784)
Provision for (benefit from) income taxes	(415)	417	(419)	417
Income (loss) before equity loss in investee	(921)	(1,107)	(609)	(6,201)
Equity loss in investee	(172)	—	(277)	—
Income (loss) from continuing operations	(1,093)	(1,107)	(886)	(6,201)
Income (loss) from discontinued operations	—	—	—	41
Net income (loss)	$(1,093)	$(1,107)	$(886)	$(6,160)

Continuing operations:
Income (loss) per common share:
Basic	$(0.06)	$(0.44)	$(0.05)	$(1.17)
Diluted	$(0.06)	$(0.44)	$(0.05)	$(1.17)

Weighted-average common shares:
Basic	17,752	12,846	17,713	12,455
Diluted	17,752	12,846	17,713	12,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(1,093)	$(1,107)	$(886)	$(6,160)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	68	—	68	—
Net unrealized gain (loss) on marketable securities	10	—	45	—
Comprehensive income (loss)	$(1,015)	$(1,107)	$(773)	$(6,160)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Common Stock			Accumulated Other		Total
	Shares	Amount	Additional Paid-In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2016	17,676	$2	$109,734	$(103)	$(55,154)	$54,479
Equity-based compensation	—	—	1,538	—	—	1,538
Exercise of common stock options	71	—	27	—	—	27
Restricted stock awards	24	—	—	—	—	—
Other comprehensive income, net	—	—	—	113	—	113
Net loss	—	—	—	—	(886)	(886)
Balance at September 30, 2017	17,771	$2	$111,299	$10	$(56,040)	$55,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flow from operating activities:
Net income (loss)	$(886)	$(6,160)
Income (loss) from discontinued operations	—	41
Income (loss) from continuing operations	(886)	(6,201)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	1,538	4,119
Depreciation and amortization	1,255	750
Loss on disposal of fixed asset	5	—
Amortization of premium of marketable securities	286	—
Provision for bad debt	11	(27)
Deferred income taxes	—	417
Fair value adjustment recorded upon issuance of Class D-2 preferred units	—	5,472
Equity loss in investee	277	—
Changes in operating assets and liabilities:
Accounts receivable	759	(2,261)
Other current assets	(1,546)	(400)
Accounts payable	14	1,578
Taxes payable	(124)	—
Accrued liabilities	983	(265)
Cash provided by continuing operations	2,572	3,182
Cash used in discontinued operations	—	(31)
Net cash provided by operating activities	2,572	3,151
Cash flow from investing activities:
Purchases of fixed assets	(1,754)	(3,379)
Sale of marketable securities	3,781	—
Purchase of marketable securities	(5,252)	—
Maturities of marketable securities	5,400	—
Purchase of equipment contributed to Equity Method Investee	(2,461)	—
Net cash used in investing activities	(286)	(3,379)
Cash flow from financing activities:
Cash distributed in split-off of Pharma business	—	(159)
Return of capital contribution	—	(4,592)
Payment of initial public offering costs	(801)	(2,318)
Proceeds from issuance of Class D-2 preferred units	—	27,165
Repurchase and retirement of Class D-1 preferred and Class D common units	—	(11,976)
Issuance costs of Class D-2 preferred units	—	(185)
Proceeds from exercise of stock options	27	—
Net cash provided by (used in) financing activities	(774)	7,935
Effect of exchange rate changes on cash and cash equivalents	69	—
Net increase in cash	1,581	7,707
Cash balance at beginning of period (including $0 and $9 at January 1, 2017 and 2016, respectively, from discontinued operations)	7,897	498
Cash balance at end of period	$9,478	$8,205
Supplemental disclosures of cash flow information:
Income taxes paid	$757	$—
Supplemental disclosures of non-cash investing and financing activities:
Fixed assets included in accounts payable	$899	$97
Tax distribution to Class D common and preferred unitholders in Other current liabilities	$—	$1,253
Deferred initial public offering costs included in accounts payable	$—	$1,852

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

The major components of statements of operations data comprising the income from discontinued operations are as follows:

Nine Months Ended September 30,
2016
(in thousands)
Operating expenses:
Research and development	$350
General and administrative	9
Total operating expenses	359
Operating income (loss)	(359)
Other income	400
Income (loss)	$41
Income (loss) allocated to Class P common units - profit interests	$—
Income (loss) allocated to Class P common units	$18
Income (loss) allocated to Class P preferred units	$23
Income (loss) per Class P common units - profit interests, basic and diluted	$—
Income (loss) per Class P common units, basic and diluted	$0
Income (loss) per Class P preferred units, basic and diluted	$0
Weighted-average Class P common units - profit interests, basic and diluted	2,080
Weighted-average Class P common units, basic and diluted	13,522
Weighted-average Class P preferred units, basic and diluted	17,682

There were no amounts recorded from discontinued operations in the accompanying condensed consolidated statements of operations for the three or nine months ended September 30, 2017, or the three months ended September 30, 2016.

Note 2. Summary of Significant Accounting Policies

See the summary of the Company’s significant accounting policies set forth in the notes to its consolidated financial statements included in the 2016 Annual Report. No such policies materially changed during the nine months ended September 30, 2017.

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

Concentration of Customers

In certain periods, a small number of customers has accounted for a significant portion of the Company’s revenue. In the three and nine months ended September 30, 2017, after aggregating customers that are under common control or are affiliates, one customer contributed 11% of our revenue and three customers each contributed 11% of our total revenue in the respective periods.

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

Foreign Currency Translation and Foreign Currency Transactions

The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in other comprehensive income (loss) in the accompanying condensed consolidated statements of stockholders’ equity. The Company’s subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property and nonmonetary assets and liabilities at historical rates. Gains and losses from these remeasurements were not significant in the three and nine months ended September 30, 2017.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a comprehensive new revenue recognition model designed to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606)-Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which further clarifies the implementation guidance on principal versus agent considerations contained in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606)-Identifying Performance Obligations and Licensing, which further clarifies the implementation guidance relating to identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)-Narrow-Scope Improvements and Practical Expedients, which further clarifies guidance on collectability, noncash consideration, presentation of sales tax, practical expedients and transition. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which makes minor corrections or minor improvements to the codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. These standards, pursuant to ASU No. 2015-14, Revenue from Contracts with Customers-Deferral of the Effective Date (Topic 606) issued by the FASB in August 2015, will be effective for annual periods (including interim periods) beginning after December 15, 2017. The standard can be applied either retrospectively to each period presented or as a cumulative effect adjustment as of the date of adoption. The Company plans to implement these standards effective January 1, 2018 based on the modified retrospective method.

In the three months ended September 30, 2017, the Company performed an analysis of the impact of the new revenue recognition standard described in the preceding paragraph, which included a review of existing contracts with customers, an evaluation of the specific terms of such contracts and their appropriate treatment under the new standard, and a comparison of such new treatment to the Company’s existing accounting policies to identify differences. To date, the Company has not identified any material differences between the Company’s existing accounting policies and the new standard with respect to the treatment of its existing revenue-generating contracts, but the actual impact of the new standard upon adoption, if any, will depend upon the Company’s revenue-generating agreements in place at the adoption date. The Company is also currently evaluating the potential impact on the Company’s internal control over financial reporting to identify any necessary changes. The Company expects to complete its analysis in the quarter ending December 31, 2017, and draft disclosures and calculate any transition adjustments, if required, once the analysis is complete. The Company will continue to monitor new customer contracts through the remainder of 2017 and analyze such contracts in light of the new standard as necessary.

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

Note 3. Marketable Securities

The Company’s marketable securities consisted of the following:

	September 30, 2017
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Marketable securities:
Money market accounts	$1,127	$—	$—	$1,127
Corporate debt securities	34,519	1	(90)	34,430
Less: Cash equivalents	(1,127)	—	—	(1,127)
Total marketable securities	$34,519	$1	$(90)	$34,430

	December 31, 2016
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Marketable securities:
Money market accounts	$1,580	$—	$—	$1,580
Corporate debt securities	38,728	3	(163)	38,568
Less: Cash equivalents	(1,580)	—	—	(1,580)
Total marketable securities	$38,728	$3	$(163)	$38,568

As of September 30, 2017 and December 31, 2016, the contractual maturities of the Company’s marketable securities less than one year were $16.5 million and $13.0 million, respectively, and the contractual maturities of the Company’s marketable securities greater than one year and less than five years were $17.9 million and $25.6 million, respectively. Management determined that the gross unrealized losses of $90,000 on the Company’s marketable securities as of September 30, 2017 were temporary in nature. Gross unrealized losses on the Company’s marketable securities were $163,000 as of December 31, 2016. The Company currently does not intend to sell these securities prior to maturity and does not consider these investments to be other-than-temporarily impaired as of September 30, 2017.

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

The following table presents information about our financial assets measured at fair value on a recurring basis, based on the three-tier fair value hierarchy:

	September 30, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Marketable securities:
Corporate debt securities	$34,430	$—	$34,430	$—
Money market accounts	1,127	1,127	—	—
Total marketable securities	$35,557	$1,127	$34,430	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Marketable securities:
Corporate debt securities	$38,568	$—	$38,568	$—
Money market accounts	1,580	1,580	—	—
Total marketable securities	$40,148	$1,580	$38,568	$—

The Company’s Level 1 assets include money market instruments and are valued based upon observable market prices. Level 2 assets consist of marketable investment securities consisting of corporate bonds. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. As of September 30, 2017, the Company had no investments that were measured using unobservable (Level 3) inputs.

There were no transfers between fair value measurement levels during the three months ended September 30, 2017.

Gross unrealized gains or losses for cash equivalents and marketable securities as of September 30, 2017 were not material. As of September 30, 2017, there were no securities that were in an unrealized loss position for more than 12 months.

Note 5. Fixed Assets

Major classes of fixed assets consisted of the following:

		September 30,	December 31,
	Useful Lives	2017	2016
		(in thousands)
Computer hardware	3 Years	$1,393	$1,293
Computer software	3 Years	354	354
Machinery and equipment	5 Years	—	177
Medical lab equipment	5 Years	6,256	4,678
General equipment	3 Years	—	59
Furniture and fixtures	5 Years	100	86
Leasehold improvements	Shorter of lease term or estimated useful life	664	520
Assets not yet placed in service		1,016	1,114
Total		9,783	8,281
Less: Accumulated depreciation		(3,293)	(2,047)
Property and equipment, net		$6,490	$6,234

Depreciation expense on fixed assets totaled $438,000 and $304,000 for the three months ended and $1.3 million and $750,000 for the nine months ended September 30, 2017 and 2016, respectively.

Note 6. Other Current Assets

Other current assets consisted of the following:

	September 30,	December 31,
	2017	2016
	(in thousands)
Reagents	$260	$322
Prepaid expenses	810	375
Prepaid income taxes	1,053	—
Marketable securities interest receivable	210	209
Other receivable	63	—
Total	$2,396	$906

Reagents are used for DNA sequencing applications in the Company’s DNA sequencing equipment.

Note 7. Reporting Segment and Geographic Information

The Company views its operations and manages its business in one reporting segment. All long-lived assets were located in the United States during the three and nine months ended September 30, 2017 and 2016. Revenue by region was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Revenue:
United States	$2,191	$2,147	$6,568	$6,283
Foreign:
Canada	$937	937	$3,168	2,676
PRC	$561	1,148	$2,608	1,148
Other Countries	$814	779	$2,105	2,315
Total	$4,503	$5,011	$14,449	$12,422

Note 8. Commitments and Contingencies

Operating Leases

The Company has commitments under various non-cancelable operating leases with varying terms through July 2022. The Company has options to renew these leases for two or three years after their expiration.

The Company’s headquarters is located in Temple City, California, which is comprised of various corporate offices and a laboratory certified under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”), accredited by the College of American Pathologists (“CAP”) and licensed by the State of California Department of Public Health (“CA DPH”). A second office located in Atlanta, Georgia is used for certain research and development, customer service, report generation and other administrative functions. In August 2017, the Company entered into a lease agreement for an office in El Monte, California, which the Company is using for research and development and report generation activities.

Rent expense was approximately $70,000 and $55,000 for the three months ended and $185,000 and $179,000 for the nine months ended September 30, 2017 and 2016, respectively.

FF Gene Biotech

See Note 14 for a description of the Company’s commitments related to its joint venture, FF Gene Biotech (as defined below).

Purchase Obligations

As of September 30, 2017, the Company had purchase obligations of $2.4 million for reagents and equipment.

Contingencies

From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business. Management does not believe that the outcome of any of these matters will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 9. Stockholders’ Equity

Components of Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components: net income (loss), and other comprehensive income (loss) (“OCI”). OCI refers to revenue, expenses, gains and losses that, in conformity with U.S. GAAP, are recorded as in the Company’s consolidated statements of stockholders’ equity but are excluded from the Company’s consolidated statements of operations, and as a result, its net income (loss). The Company’s OCI consists of foreign currency translation adjustments from its subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses on marketable securities classified as available-for-sale, net of taxes.

The tax effects related to unrealized holding gains (losses) on marketable securities were $10,000 and $27,000 for the three and nine months ended September 30, 2017, respectively, and zero for the three and nine months ended September 30, 2016, respectively.

Certificate of Incorporation

In accordance with the Company’s amended certificate of incorporation, the Company is authorized to issue 50,000,000 shares of common stock, with a par value of $0.0001 per share, and 1,000,000 shares of preferred stock, with a par value of $0.0001 per share. In May 2017, the Company amended its certificate of incorporation to reduce its authorized shares from 200,000,000 to 50,000,000. Holders of the Company’s common stock are entitled to one vote for each share held on all matters submitted to a vote of its stockholders. Holders of the Company’s common stock have no cumulative voting rights. Further, as of September 30, 2017, holders of the Company’s common stock have no preemptive, conversion, redemption or subscription rights and there are no sinking fund provisions applicable to the Company’s common stock. Upon liquidation, dissolution or winding-up of the Company, holders of the Company’s common stock are entitled to share ratably in all assets remaining after payment of all liabilities and the liquidation preferences of any outstanding shares of preferred stock. Subject to preferences that may be applicable to any outstanding shares of preferred stock, holders of the Company’s common stock are entitled to receive dividends, if any, as may be declared from time to time by the Company’s board of directors. As of September 30, 2017, there were no outstanding shares of preferred stock.

Distributions

As of September 30, 2016, the Company had accrued a tax distribution in the amount of $1.3 million to holders of Class D common and preferred units of the Company’s predecessor Fulgent LLC, which was paid subsequent to September 30, 2016. The amount was based on income allocable to Fulgent LLC up to the Reorganization date. In addition, in September 2016, the Company distributed $4.6 million to Mr. Hsieh in his capacity as a member of Fulgent LLC as a return of capital contribution.

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

Additionally, at the effective time of the Reorganization:

•The 2015 Plan was terminated and no additional awards will be granted thereunder.

•Each outstanding option to purchase 7.6 Class D common units of Fulgent LLC was cancelled in exchange for an equivalent option granted under the 2016 Plan to purchase one share of its common stock. The new options are subject to the same vesting schedule and other material terms and conditions as the cancelled options. The Reorganization was considered an incorporation pursuant to the terms of the 2015 Plan and the performance condition applicable to all options was deemed to have been satisfied. As a result, all of the options became immediately exercisable, to the extent vested, upon completion of the Reorganization. This satisfaction of the performance condition resulted in a cumulative stock-based compensation expense of $1.1 million for the requisite service period, which the Company recorded during the period in which the Reorganization occurred.

•Each outstanding restricted share unit relating to 7.6 Class D common units of Fulgent LLC was cancelled in exchange for an equivalent RSU granted under the 2016 Plan relating to one share of its common stock. The new RSUs are subject to the same vesting schedule and other material terms and conditions as the cancelled restricted share units.

Pursuant to the determination of the Manager of Fulgent LLC, the participation thresholds applicable to all Class D common units that constituted profits interests (i) were ignored and not applied in calculating the number of shares of the Company’s common stock that were issued in exchange for such units in the Reorganization, and (ii) did not carry over to such shares of the Company’s common stock. As a result, the holders of Fulgent LLC’s Class D common units that constituted profits interests received shares of the Company’s common stock in the Reorganization at the same ratio, 7.6-to-one, as the holders of Fulgent LLC’s Class D common units that were not subject to profits interest thresholds. Ignoring all profits interest thresholds upon the modification of the Class D common units that constitute profits interests into shares of the Company’s common stock resulted in an equity-based compensation expense of $1.4 million that the Company recorded during the period in which the Reorganization occurred.

The Company has included equity-based compensation expense as part of cost of revenue and operating expenses in the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenue	$133	$586	$341	$586
Research and development	194	959	602	959
Selling and marketing	93	396	213	396
General and administrative	129	552	382	2,178
Total	$549	$2,493	$1,538	$4,119

No equity-based compensation expense related to the Pharma business and included in discontinued operations was recorded in the three or nine months ended September 30, 2017 or 2016.

Award Activity

The below discussions of equity-based award activity, including all share numbers and weighted-average exercise prices, have been adjusted to give retroactive effect to the Reorganization as if it occurred at the beginning of each period presented.

Option Awards

The following table summarizes activity for options to acquire shares of the Company’s common stock in the nine months ended September 30, 2017:

	Number of Shares Subject to Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2016	556	$0.85	9.0	$5,976
Authorized	—
Granted	—	$—
Exercised	(71)	$0.38
Canceled	(9)	$5.71
Balance at September 30, 2017	476	0.83	8.3	$2,019
Exercisable as of September 30, 2017	178	$0.74	8.2	$761

As of September 30, 2017, the remaining unrecognized compensation expense of $655,000 related to outstanding stock options is expected to be recognized over a weighted-average period of 2.1 years.

RSU Awards

The following table summarizes activity for RSUs relating to shares of the Company’s common stock in the nine months ended September 30, 2017:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Balance at December 31, 2016	362	$9.69
Granted	459	$8.32
Vested and settled	(24)	$11.00
Forfeited	(33)	$9.37
Balance at September 30, 2017	764	$8.75

As of September 30, 2017, the remaining unrecognized compensation expense of $5.8 million related to outstanding RSUs is expected to be recognized over a weighted-average period of 3.5 years.

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

In order to determine the Company’s quarterly provision for income taxes, the Company used an estimated annual effective tax rate for the full fiscal year ending December 31, 2017, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates, adjusted for discrete items recognized during the period. Certain significant or unusual items are separately recognized in the quarter during which they occur and can cause the effective tax rate to vary from quarter to quarter.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Provision (benefit) for income taxes	$(415)	$417	$(419)	$417
Effective tax rate	31%	-60%	41%	-7%

The Company's U.S. statutory tax rate is 34%. The difference in the effective tax rate for the three months and nine months ended September 30, 2017 was primarily attributable to the net effect of state income taxes and certain expenses or adjustments related to equity-based compensation.

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

The Company will file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions for the year ending December 31, 2017. As of September 30, 2017, there were no pending tax audits in any jurisdiction.

Note 12. Income (Loss) per Share

Income (loss) per share for the three and nine months ended September 30, 2017 and 2016 was computed as if the Reorganization had occurred at the beginning of each period presented, with the exception of Class P units, as they are not subject to the Reorganization. The following is a reconciliation of the basic and diluted income (loss) per share computations:

	Three Months Ended September 30,
	2017			2016
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
	(in thousands, except per share data)
Income (loss)	$(1,093)	$—	$(1,093)	$(1,107)	$—	$(1,107)
Distribution to Class D-1 preferred unitholder		—	—	(4,592)	—	(4,592)
Income (loss) allocable to common stockholders	$(1,093)	—	$(1,093)	$(5,699)	$—	$(5,699)
Income (loss) allocated to common stockholders	$(1,093)			$(5,699)
Income (loss) allocated to Class P common units - profit interests		$—			$—
Income (loss) allocated to Class P common units		$—			$—
Income (loss) allocated to Class P preferred units		$—			$—
Weighted-average common shares—outstanding, basic	17,752			12,846
Weighted-average common shares—outstanding, diluted	17,752			12,846
Weighted-average Class P common units - profit interests, basic and diluted		—			—
Weighted-average Class P common units, basic and diluted		—			—
Weighted-average Class P preferred units, basic and diluted		—			—
Income (loss) per Class P common units - profit interests, basic and diluted		—			—
Income (loss) per Class P common units, basic and diluted		—			—
Income (loss) per Class P preferred units, basic and diluted		—			—
Income (loss) per common share from continuing operations, basic	$(0.06)			$(0.44)
Income (loss) per common share from continuing operations, diluted	$(0.06)			$(0.44)

	Nine Months Ended September 30,
	2017			2016
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
	(in thousands, except per share data)
Income (loss)	$(886)	—	$(886)	$(6,201)	$41	$(6,160)
Deemed dividend on redemption of Class D-1 preferred units	—	—	—	(3,727)	—	(3,727)
Distribution to Class D-1 preferred unitholder	—	—	—	(4,592)	—	(4,592)
Income (loss) allocable to common stockholders	$(886)	—	$(886)	$(14,520)	$41	$(14,479)
Income (loss) allocated to common stockholders	$(886)			$(14,520)
Income (loss) allocated to Class P common units - profit interests		$—			$—
Income (loss) allocated to Class P common units		$—			$18
Income (loss) allocated to Class P preferred units		$—			$23
Weighted-average common shares—outstanding, basic	17,713			12,455
Weighted-average common shares—outstanding, diluted	17,713			12,455
Weighted-average Class P common units - profit interests - outstanding, basic and diluted		—			2,080
Weighted-average Class P common units outstanding, basic and diluted		—			13,522
Weighted-average Class P preferred units outstanding, basic and diluted		—			17,682
Income (loss) per Class P common units - profit interests, basic and diluted		$—			$—
Income (loss) per Class P common units, basic and diluted		$—			$0.00
Income (loss) per Class P preferred units, basic and diluted		$—			$0.00
Income (loss) per common share from continuing operations, basic	$(0.05)			$(1.17)
Income (loss) per common share from continuing operations, diluted	$(0.05)			$(1.17)

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

The following securities have been excluded from the calculation of diluted income (loss) per share because their effect would have been anti-dilutive:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
	(in thousands)				(in thousands)
Options	325	—	591	—	340	—	591
RSUs	679		66	—	308		66
Class P unit options	—	—	—	—	—	—	—	1,810

The anti-dilutive shares described above were calculated using the treasury stock method. During the three months ended September 30, 2017 and the three and nine months ended September 30, 2016, the Company had outstanding stock options and RSUs that were excluded from the weighted-average share calculation for continuing operations due to the Company’s net loss position.

During the three and nine months ended September 30, 2016, the Company had Class P unit options that were excluded from the weighted-average share calculation for discontinued operations because the units were contingently exercisable.

Note 13. Related Party

Dr. Yun Yen, who is a member of the Company’s Board of Directors and a stockholder, serves as the President and Chairman of the Board for the Sino-American Cancer Foundation (the “Foundation”) and served as the President for the Taipei Medical University (the “University”), from August 1, 2011 through July 31, 2016 and currently serves as a Chair Professor for the University.

The Company subleases certain of its headquarters facilities to the Foundation. As consideration for this sublease, the Company recognized $7,000 and $9,000 in the three months ended and $14,000 and $21,000 in the nine months ended September 30, 2017 and 2016, respectively.

The Company, from time to time, performs genetic sequencing services for the University. The Company recognized $20,000 and $160,000 as consideration for such services in the three months ended and $55,000 and $320,000 in the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017 and December 31, 2016, zero was due from the Foundation and $41,000 and $30,000 was due from the University, respectively.

As more fully described in Note 14, in April 2017, the Company, through an affiliated company formed for the purpose of the relationship, entered into a cooperation agreement (the “JV Agreement”) with Xilong Scientific Co., Ltd. (“Xilong Scientific”) and Fuzhou Jinqiang Investment Partnership (LP) (“FJIP”) to form a joint venture under the laws of the People’s Republic of China (“PRC”) called Fujian Fujun Gene Biotech Co., Ltd. (“FF Gene Biotech”). Xilong Scientific is an affiliate of Xi Long USA, Inc., a large stockholder of the Company that, as of September 30, 2017, owned 11% of the outstanding shares of the Company’s common stock, and FJIP is owned by key management of FF Gene Biotech, including Dr. Han Lin Gao, the Chief Scientific Officer and a large stockholder of the Company and the owner of approximately 25% of FJIP.

Fulgent Pharma utilizes space in the facility at which our laboratory and corporate headquarters are located. Since the completion of the Pharma Split-Off, Fulgent Pharma reimburses us for the portion of the rent we pay that is attributable to the space it uses, which amounts are not significant. As of September 30, 2017 and December 31,2016, $5,000 and zero, respectively, was due from Fulgent Pharma as a result of this arrangement, which is recorded in Other receivable in Other current assets in the accompanying condensed consolidated balance sheets.

Note 14. Equity Method Investments

In April 2017, the Company, through an affiliated company formed for the purpose of the relationship, entered into the JV Agreement with Xilong Scientific and FJIP to form FF Gene Biotech, a joint venture formed under the laws of the PRC to offer genetic testing services to customers in the PRC. Pursuant to the terms of the JV Agreement, the Company has agreed to contribute to FF Gene Biotech genetic sequencing and other equipment with a total cost of 60,000,000 renminbi (“RMB”) over a three-year period for a 30% ownership interest in FF Gene Biotech, Xilong Scientific has agreed to contribute to FF Gene Biotech 102,000,000 RMB over a three-year period for a 51% ownership interest in the FF Gene Biotech, and FJIP has agreed to contribute to FF Gene Biotech 19,000,000 RMB over a five-year period for a 19% ownership interest in FF Gene Biotech. The Company’s maximum exposure to fund losses of FF Gene Biotech as a result of its minority ownership of this entity is equal to its contribution obligation under the JV Agreement as described above. As of September 30, 2017, 43,600,000 RMB (or approximately $6.6 million U.S. dollars) remains to be contributed to the investee under the terms of the JV agreement. The Company has purchased and contributed equipment with an aggregate fair value of $2.5 million pursuant to its contribution commitment under the JV Agreement, all of which was contributed in the three months ended September 30, 2017. The Company accounted for this contribution in accordance with ASC 845, Nonmonetary Transactions, and recorded an investment based on the fair value of the contributed equipment, which is the same as carryover basis.

The Company concluded FF Gene Biotech is a variable interest entity as FF Gene Biotech lacks sufficient capital to operate independently. The Company concluded that it alone does not have the power to direct the most significant activities of FF Gene Biotech and therefore is not the primary beneficiary of the entity. Judgment regarding the level of influence over FF Gene Biotech includes consideration of key factors such as the Company's ownership interest, representation on the board of directors or other management body and participation in policy-making decisions.

The Company accounts for its 30% interest in FF Gene Biotech using the equity method of accounting. The Company recorded its proportionate share of the losses of FF Gene Biotech in the three and nine months ended September 30, 2017 in the accompanying condensed consolidated statements of operations, and recorded its contribution during the period, net of its proportionate share in the accumulated losses of FF Gene Biotech, in the accompanying condensed consolidated balance sheet as of September 30, 2017.

The Company entered into a license agreement with FF Gene Biotech, pursuant to which it granted FF Gene Biotech a license to use certain of the Company’s clinical molecular diagnostic gene detection technology and related software and proprietary reference library of genetic information, along with any improvements on this technology that they may develop during the term of the license agreement. Under the license agreement, FF Gene Biotech will pay to the Company, on a quarterly basis, certain royalties based on the revenues of FF Gene Biotech. The Company received an insignificant amount of royalties under the license agreement for the three and nine months ended September 30, 2017.

Equity method investments consisted of the following:

	September 30, 2017
	Carrying Value	Ownership Percentage
	(in thousands)
FF Gene Biotech	$2,184	30%
Total equity method investments	$2,184	30%

Summary Financial Information

Summary financial information for FF Gene Biotech is as follows:

	Nine Months Ended September 30,
	2017	2016
Statement of Operations Data:	(in thousands)
Net Sales	$40	$—
Gross Profit	(16)	—
Net Loss	(1,500)	(669)
Share of loss from investments accounted for using the equity method*	(277)	—

* The Company's share of loss is based on pro-rated net loss beginning April 25, 2017, the date on which the Company entered into the JV Agreement.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included in this report. Additionally, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the Securities and Exchange Commission, or SEC, in preparing this discussion and analysis, we presume that readers have access to and have read the discussion and analysis of our financial condition and results of operations included in our annual report on Form 10-K for our fiscal year ended December 31, 2016 filed with the SEC on March 17, 2017, or the 2016 Annual Report.

Forward-Looking Statements

The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical facts and relate to future events or circumstances or our future performance, and they are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. The forward-looking statements in this discussion and analysis include statements about, among other things, our future financial and operating performance, our future cash flows and liquidity, and our growth strategies, as well as anticipated trends in our business and industry. These forward-looking statements are subject to a number of risks and uncertainties, including, among others, those described under “Item 1A. Risk Factors” in Part II of this report. In light of these risks and uncertainties, the forward-looking events and circumstances described in this discussion and analysis may not occur, and actual results could differ materially and adversely from those described in or implied by our forward-looking statements. As a result, you should not rely on forward-looking statements as predictions of future events and you should read this discussion and analysis with the understanding that our actual future results, levels of activity, performance and achievements or other future events may be materially different than what we currently expect. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

Overview

We are a growing technology company with an initial focus on offering comprehensive genetic testing to provide physicians with clinically actionable diagnostic information they can use to improve the quality of patient care. We have developed a proprietary technology platform that integrates sophisticated data comparison and suppression algorithms, adaptive learning software, advanced genetic diagnostics tools and integrated laboratory processes. This platform allows us to offer a broad and flexible test menu and continually expand and improve our proprietary genetic reference library, while maintaining accessible pricing, high accuracy and competitive turnaround times. We believe our test menu offers more genes for testing than our competitors in today’s market, which enables us to provide expansive options for test customization and clinically actionable results. Our current test menu includes approximately 18,000 single-gene tests and more than 850 pre-established, multi-gene, disease-specific panels that collectively test for approximately 7,700 genetic conditions, including various cancers, cardiovascular diseases, neurological disorders and pediatric conditions.

Our existing customer base consists primarily of hospitals and medical institutions, which are relatively frequent and high-volume users of genetic tests and which typically pay us directly for our tests. We have generated high demand for our tests with less marketing efforts to date than many of our competitors, which we believe demonstrates the advantages of our offering compared to other available genetic testing alternatives, and we believe our investments in our sales and marketing team and strategies in recent periods will help stimulate further long-term demand. We offer tests at competitive prices, averaging approximately $1,168 per billable test delivered in the first nine months of 2017, and at a lower cost to us than many of our competitors, totaling approximately $486 per billable test delivered in the first nine months of 2017. Our volume has grown rapidly since our commercial launch in 2013, with over 32,690 billable tests delivered through September 30, 2017. We delivered 4,072 and 12,365 billable tests in the third quarter and first nine months of 2017, respectively, compared to 3,419 and 8,628 billable tests delivered in the third quarter and first nine months of 2016, respectively. We recorded revenue and loss from continuing operations of $4.5 million and $1.1 million, respectively, in the three months ended September 30, 2017, compared to revenue and loss from continuing operations of $5.0 million and $1.1 million, respectively, in the three months ended September 30, 2016. We recorded revenue and loss from continuing operations of $14.4 million and $886,000, respectively, in the nine months ended September 30, 2017, compared to revenue and loss from continuing operations of $12.4 million and $6.2 million, respectively, in the nine months ended September 30, 2016.

Recent Developments

FF Gene Biotech Joint Venture

On April 25, 2017, we, through an affiliated company formed for the purpose of the relationship, entered into a cooperation agreement with Xilong Scientific Co., Ltd., or Xilong Scientific, and Fuzhou Jinqiang Investment Partnership (LP), or FJIP, to form a joint venture under the laws of the People’s Republic of China, or PRC, called Fujian Fujun Gene Biotech Co., Ltd. or FF Gene Biotech. FF Gene Biotech offers genetic testing services to customers in the PRC. Pursuant to the terms of the cooperation agreement, we have agreed to contribute to FF Gene Biotech genetic sequencing and other equipment with a total cost of 60,000,000 renminbi, or RMB, over a three-year period for a 30% ownership interest in FF Gene Biotech, Xilong Scientific has agreed to contribute to FF Gene Biotech 102,000,000 RMB over a three-year period for a 51% ownership interest in the FF Gene Biotech, and FJIP has agreed to contribute to FF Gene Biotech 19,000,000 RMB over a five-year period for a 19% ownership interest in FF Gene Biotech. As of September 30, 2017, 43,600,000 RMB (or approximately $6.6 million U.S. dollars) remains to be contributed to the investee under the terms of the JV agreement. To date, we have purchased and contributed to FF Gene Biotech equipment with an aggregate fair value of $2.5 million in equipment pursuant to our contribution obligations under the cooperation agreement, all of which was contributed in the third quarter of 2017.

Additionally, on April 25, 2017, we entered into a license agreement with FF Gene Biotech, pursuant to which we have granted to FF Gene Biotech a license to use certain of our clinical molecular diagnostic gene detection technology and related software and our proprietary reference library of genetic information, along with any improvements on this technology we may develop during the term of the license agreement. Under the license agreement, FF Gene Biotech will pay to us, on a quarterly basis, certain royalties based on the revenue of FF Gene Biotech, and we have agreed to provide certain technical services to FF Gene Biotech in connection with the license granted under the agreement. The license agreement expires on December 31, 2018 and may be extended by mutual agreement of the parties. We recorded minimal royalties under the license agreement in the three and nine months ended September 30, 2017, but we expect to begin generating more royalties as FF Gene Biotech grows its operations and sales.

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

The increased adoption of genetic testing in recent years has caused increased competition in our industry. This increased competition, as well as cost-saving initiatives on the part of government entities and other third-party payors, has resulted in downward pressure on the price for genetic analysis and interpretation generally, which could intensify in future periods if adoption of genetic testing becomes more widespread. We have reduced the prices for certain of our tests in recent periods to maintain our competitive position, and increased downward pricing pressure could harm our revenue and margins and our ability achieve and sustain profitability. The impact of this pricing pressure has been and may continue to be intensified if we continue to incur increased expenses as we make efforts to grow our business and to otherwise meet customer demands.

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

Number and Mix of Billable Tests Delivered

Our performance is closely correlated with the number of tests for which we bill our customers, which we refer to as billable tests. The number of billable tests we deliver in any period depends on a number of factors, including the other factors affecting our performance described in this discussion and analysis. We believe the number of billable tests that we deliver is an important indicator of the performance of our business. We have experienced compound quarterly growth of 10% in the number of billable tests delivered in our last eight completed fiscal quarters.

In addition, we offer our tests at different price points depending on the nature and level of complexity and customization of the test and the specific rates we have negotiated for the tests, which can vary from customer to customer. As a result, the mix of billable tests delivered in any period, and the customers that order these tests, impacts our financial results for the period.

Mix of Customers

Through September 30, 2017, we have sold our tests to approximately 700 total customers. We consider each single billing and paying unit to be an individual customer, even though the unit may represent multiple physicians and healthcare providers ordering tests. Our existing customer base consists primarily of hospitals and medical institutions, which are relatively frequent and high-volume users of genetic tests. Additionally, collection of billings from these institutional customers is generally more attainable than from other types of customers in today’s reimbursement environment, as approximately 86% of our test billings that were generated and due in 2016 were paid during that period. In certain periods, a small number of customers have accounted for a significant portion of our revenue. For instance, in the three and nine months ended September 30, 2017, aggregating customers that are under common control or are affiliates, one customer contributed 11% of our revenue, and three customers each contributed 11% of our revenue in the respective periods. Generally, we do not have long-term purchase agreements with any of our customers and, as result, any or all of them could decide at any time to increase, decrease or delay their orders from us. For example, certain of our international customers, including two of our most significant customers in the first quarter of 2017, ordered significantly fewer tests and generated significantly less revenue to us in the second and third quarters of 2017. We expect our revenue contribution from these two significant customers will continue to decline and will represent a very small portion of our overall revenue going forward. We believe these fluctuations may be attributable in part to the nature of our business, in which our customers can experience significant volatility in their genetic testing demand from period to period in the ordinary course of their operations, but these fluctuations in demand, particularly for our key customers, can have a significant impact on our period-to-period performance.

We are focused on more deeply penetrating our relationships with all of our existing customers, including our key customers, to increase the overall volume of tests they order from us. We are also seeking to grow our customer base by continuing to acquire new hospital and medical institution customers and expand into additional customer groups, such as individual physicians and other practitioners, as well as research institutions. To this end, we have made efforts to diversify our customer market, including developing relationships with a national clinical laboratory and a regional medical network in an effort to fulfill some of the genetic testing needs of the U.S. military and certain other U.S. government agencies. We have also pursued relationships with payors, including Medicare, some state Medicaid programs and commercial third-party payors, to obtain coverage and reimbursement for our tests in order to make them accessible to more individual physicians. Subject to limited exceptions for minimal amounts, none of these relationships obligate any party to order our tests at any agreed volume or frequency or at all. However, we believe our ability to establish these types of relationships and relationships with other new customers, as well as our ability to achieve increased sales to existing customers, are significant indicators of the growth potential of our business.

We believe the key to further penetrating our existing customer base and expanding into new customer markets is to continue to focus on delivering a broad and flexible test menu while maintaining affordable prices. In order to offer our customers affordable price points, we continue to improve our technology platform to develop tests that we can perform at a low internal cost. In addition, we believe an increased focus on sales and marketing, including developing and expanding our sales team, creating and implementing effective sales and marketing strategies and increasing the scope of our marketing efforts, will facilitate customer growth. We have been aggressively pursuing these sales and marketing goals in recent periods, including increasing the size of our sales and marketing team and re-focusing our sales and marketing initiatives and strategies, and we expect to continue to pursue these goals in the near term.

Ability to Maintain Our Broad and Flexible Test Menu

We believe the large number of genes we incorporate into our test menu provides a meaningful competitive advantage. We believe the breadth of genes in our portfolio allows us to provide more comprehensive genetic information and improves our variant detection rate, which can increase the clinical actionability of the data we produce. The breadth of genes in our portfolio also allows us to provide a flexible and customizable test menu for our customers. We believe our ability to continue to offer more genes than our competitors could be a key contributor to the long-term growth of our business.

Ability to Maintain Low Costs

We have developed various proprietary technologies that improve our laboratory efficiency and reduce the costs we incur to perform our tests, including our proprietary gene probes, data algorithms, adaptive learning software and genetic reference library. This technology platform enables us to perform each test and deliver its results at a lower cost to us than many of our competitors, totaling approximately $486 per billable test delivered in the first nine months of 2017. This low cost per billable test allows us to maintain affordable and competitive pricing for our customers, averaging approximately $1,168 per billable test delivered in the first nine months of 2017, which we believe encourages repeat ordering from existing customers and attracts new customers. We believe this low internal cost is a key contributor to our ability to grow our business and drive toward sustained profitability.

Expansion into New Markets

We believe expanding our test menu and our geographic presence will appeal to a broader base of potential customers and increase our revenue potential.

We intend to continue to expand our test menu to more comprehensively cover certain key markets and to address new markets. For example, we intend to expand our offering of oncology, cardiology, pediatrics and prenatal test panels, which represent large genetic testing markets in which we believe our comprehensive and flexible tests will be competitive. In addition, we intend to continue to develop new types of tests to include more options in our offering. For example, in the third quarter of 2016, we launched a chromosomal test called CNV+ that is designed to use NGS technology to detect copy number variants with similar or improved results as compared to microarray-based genomic tests. In addition, in August 2017, we launched a series of carrier screening tests called Beacon, and we intend to expand upon these tests in future periods with larger panels that cover more genes. We are also planning to launch somatic testing for certain cancers in the first half of 2018.

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

As we focus on growing our international customer base, we may record increasing revenue levels from non-U.S. sources, which exposes us to fluctuations in our results associated with changes in foreign currency exchange rates depending upon the value of the U.S. dollar compared to the foreign currencies in which we record revenue. During all periods covered by this report, we consider the estimated effect on our revenue of foreign currency exchange rate fluctuations to be immaterial. However, the impact of foreign currency exchange rate fluctuations may increase in future periods as we pursue continued international expansion. For instance, all of our revenue-producing transactions have historically been denominated in U.S. dollars; however, we started billing certain of our Canadian hospital customers in their local currency in the second quarter of 2017, and we may expand this practice in the future to other customers in Canada or other international markets. Additionally, all revenue we receive from FF Gene Biotech, including royalty revenue under the license agreement and our share of any earnings of the joint venture, is paid to us in RMB, which we then convert to U.S. dollars. We expect royalty and other revenue from FF Gene Biotech to increase in the future. These or other changes in the currencies in which we receive payments and record revenue could result in an increased impact in future periods of foreign currency translations and exchange rate fluctuations.

Success Obtaining Reimbursement

In today’s market, third-party payors generally restrict the reimbursement of genetic testing to a limited subset of genetic tests and only for those patients who meet specific criteria. This lack of widespread favorable reimbursement policies has presented a challenge for genetic testing companies in building sustainable business models. As part of our growth strategy, we intend to pursue coverage and reimbursement from third-party payors at a level adequate for us to achieve profitability with this payor group. We believe it may take several years to achieve coverage and adequate contracted reimbursement with third-party payors, and we cannot presently predict whether, under what circumstances, or at what payment levels payors will cover and reimburse for our tests. To date, we have contracted with one regional physician services organization and one national health insurance company to become an in-network provider and we have enrolled as a supplier with Medicare and 15 state Medicaid programs, which means that we have agreed with these payors to provide certain of our tests at negotiated rates. Although this does not guarantee that we will receive reimbursement for our tests from these or any other payors at adequate levels, we believe our low cost per billable test will enhance our ability to compete effectively in the third-party payor market and our flexibility in establishing relationships with additional third-party payors in the future. Our level of success in obtaining and maintaining adequate coverage and reimbursement from third-party payors for our testing services will, we believe, be a key factor in the rate and level of growth of our business over the long term.

Equity-Based Compensation

In January 2016, our predecessor Fulgent LLC granted an award of fully vested equity to one of our employees. The equity-based compensation expense associated with this award was recorded in full in the period in which the award was granted. As a result, there were substantially increased operating expenses in the first nine months of 2016 than the comparable period in 2017. We do not intend to grant additional awards of fully vested equity and, as a result, we do not expect we will experience similar levels of equity-based compensation expense in future periods. Generally, we record equity-based compensation over the requisite service period from the grant date of the applicable award.

During 2016, Fulgent LLC issued options that were not exercisable, whether or not vested, until the earlier of a liquidity event or an incorporation of Fulgent LLC, each as defined in Fulgent LLC’s equity incentive plan under which the awards were granted. An incorporation was deemed to have occurred upon completion of the Reorganization on September 30, 2016, at which time the options became immediately exercisable, to the extent vested. As a result, no expense was recorded for these options prior to their exercisability, and equity-based compensation expense of $1.1 million was recorded for these options as of the completion of the Reorganization on September 30, 2016. See “Reorganization” below for additional information.

During 2016, Fulgent LLC granted awards of units that constituted profits interests, which are a type of equity award containing a participation threshold that entitled the recipient of the award to participate in the value of Fulgent LLC only to the extent it appreciated from and after the grant date of the award. Pursuant to the determination of the Manager of Fulgent LLC, the participation thresholds applicable to units that constituted profits interests (i) were ignored and not applied in calculating the number of shares of our common stock that were issued in exchange for such units in the Reorganization, and (ii) did not carry over to such shares of our common stock. Ignoring all profits interest thresholds upon the conversion of the units that constituted profits interests into shares of our common stock in the Reorganization resulted in equity-based compensation expense of $1.4 million that we recorded as of the completion of the Reorganization on September 30, 2016. See “Reorganization” below for additional information.

Xi Long Financing

In May 2016, our predecessor Fulgent LLC completed a transaction with Xi Long and certain of Fulgent LLC’s other equity holders, or members. In this transaction, (i) Xi Long acquired Class D-1 preferred and Class D common units of Fulgent LLC from certain existing members of Fulgent LLC for an aggregate purchase price of $12.0 million, which units were required to be redeemed and exchanged by Fulgent LLC, on a one-for-one basis, for Class D-2 preferred units of Fulgent LLC, and (ii) Fulgent LLC sold additional Class D-2 preferred units to Xi Long for gross proceeds of $15.2 million. Fulgent LLC incurred issuance costs of $185,000 for the transaction, resulting in net proceeds to Fulgent LLC of $15.0 million. As a result of the transaction, Xi Long had acquired Class D‑2 preferred units of Fulgent LLC for an aggregate purchase price of $27.2 million, even though, at issuance, the fair value of the acquired Class D-2 preferred units, as evidenced by Fulgent LLC’s then most recent third-party valuation, was $32.6 million. The $5.5 million difference between the fair value of, and the aggregate consideration paid by Xi Long for, the Class D-2 preferred units of Fulgent LLC that were issued in the transaction was not attributable to any stated rights or privileges. Rather, Fulgent LLC, Xi Long and the members of Fulgent LLC who were party to the transaction determined to complete the transaction consistent with their discussions, notwithstanding that the fair value of the Class D-2 preferred units as evidenced by Fulgent LLC’s third-party valuation had increased from the time these discussions were initiated to the time the transaction was completed. The $5.5 million difference was determined to be a cost of completing the transaction with Xi Long and was recorded as an expense in the accompanying condensed consolidated statement of operations for the three months ended September 30, 2016.

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

The operating results of the Pharma Business have been reported as discontinued operations for all applicable periods presented in the condensed consolidated financial statements included in this report. In the three and nine months ended September 30, 2016, we recorded income from discontinued operations of zero and $41,000, respectively.

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

Upon completion of the Reorganization, among other things: each then-outstanding 7.6 units of Fulgent LLC (which included voting and non-voting common units, some of which constituted profits interests, and two classes (Class D-1 and Class D-2) of preferred units convertible into Class D common units) were cancelled in exchange for one share of our common stock; all outstanding options to acquire units of Fulgent LLC were cancelled and exchanged, at a ratio of 7.6-to-1, for equivalent options to acquire shares of our common stock and all such options became immediately exercisable to the extent vested; and all outstanding restricted share units relating to units of Fulgent LLC were cancelled and exchanged, at a ratio of 7.6-to-1, for equivalent restricted stock units relating to shares of our common stock. After completion of the Reorganization, we continue to exist as a holding company, with no material assets other than 100% of the equity interests in Fulgent LLC and our other subsidiaries. We consolidate the financial results of Fulgent LLC, and the historical financial statements of Fulgent LLC are our historical financial statements.

Financial Overview

Revenue

We generate revenue from sales of our genetic tests. We recognize revenue upon delivery of a report to the ordering physician based on the established billing rate, less contractual and other adjustments, to arrive at the amount we expect to collect. We generally bill directly to a hospital, medical or research institution customer or to a patient, a third-party payor or a combination of a patient and a third-party payor. We also generate revenue from certain research services related to gene sequencing as a service. The amount of research revenue recorded to date has been relatively small, but this amount increased in the third quarter of 2017 and we expect it could continue to grow. In addition, as a result of the establishment of FF Gene Biotech and our related license agreement with FF Gene Biotech in April 2017, we began recording revenue upon our receipt of royalties from FF Gene Biotech under the license agreement, the amount of which is based on the revenue levels of FF Gene Biotech. Such royalty revenues have been minimal through September 30, 2017.

Cost of Revenue

Cost of revenue reflects the aggregate costs incurred in delivering test results and gene sequencing for clinical and research services and consists of: personnel costs, including salaries, employee benefit costs, bonuses and equity-based compensation expenses; costs of laboratory supplies; depreciation of laboratory equipment; amortization of leasehold improvements and allocated overhead, including rent and utilities. Costs associated with performing tests are recorded as tests are processed. We expect cost of revenue to generally increase as we increase the number of billable tests we deliver.

Operating Expenses

Our operating expenses are classified into the following three categories: research and development; selling and marketing; and general and administrative. For each category, the largest component is personnel costs, which include salaries, employee benefit costs, bonuses and equity-based compensation expenses.

Research and Development Expenses

Research and development expenses represent costs incurred to develop our technology and future tests. These costs consist of personnel costs, laboratory supplies, consulting costs and allocated overhead, including rent and utilities. We expense all research and development costs in the periods in which they are incurred. We expect our research and development expenses will increase in absolute dollars in future periods, as we expect to continue to invest in research and development activities.

Selling and Marketing Expenses

Selling and marketing expenses consist of personnel costs, customer service expenses, direct marketing expenses, educational and promotional expenses, market research and analysis and allocated overhead, including rent and utilities. We expense all selling and marketing costs as incurred. We expect our selling and marketing costs will continue to increase in absolute dollars, primarily driven by our efforts to expand our sales and marketing team and implement our sales and marketing strategies, including increasing our presence within and outside the United States and expanding our brand awareness and customer base through various targeted marketing initiatives.

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

Provision for (Benefit from) Income Taxes

Provision for income taxes consists of U.S. federal and state income taxes. To date, we have not had significant U.S. federal and state income taxes because of the status of our predecessor Fulgent LLC as a pass-through entity for tax purposes. As a result, for all periods prior to the Reorganization, all taxable income or loss and tax credits of Fulgent LLC generally were reflected in the personal income tax returns of Fulgent LLC’s members and no provision for federal or state income taxes was provided in our consolidated financial statements. We became a taxable entity upon completion of the Reorganization on September 30, 2016.

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

Results of Operations

The following table summarizes the results of our continuing operations for each period indicated:

	Three Months				Nine Months
	Ended				Ended
	September 30,		$	%	September 30,		$	%
	2017	2016	Change	Change	2017	2016	Change	Change
Revenue	$4,503	$5,011	$(508)	-10%	$14,449	$12,422	$2,027	16%
Cost of revenue	2,268	2,143	125	6%	6,006	4,858	1,148	24%
Gross profit	2,235	2,868	(633)	-22%	8,443	7,564	879	12%
Operating expenses:
Research and development	1,128	1,523	(395)	-26%	2,899	2,739	160	6%
Selling and marketing	1,383	893	490	55%	3,125	1,671	1,454	87%
General and administrative	1,205	1,147	58	5%	3,831	3,494	337	10%
Total operating expenses	3,716	3,563	153	4%	9,855	7,904	1,951	25%
Operating income (loss)	(1,481)	(695)	(786)	113%	(1,412)	(340)	(1,072)	315%
Interest and other income (expense)	145	5	140	2800%	384	(5,444)	5,828	-107%
Income (loss) before income taxes and equity loss in investee	(1,336)	(690)	(646)	94%	(1,028)	(5,784)	4,756	-82%
Provision for (benefit from) income taxes	(415)	417	(832)	-200%	(419)	417	(836)	-200%
Income (loss) before equity loss in investee	(921)	(1,107)	186	-17%	(609)	(6,201)	5,592	-90%
Equity loss in investee	(172)	—	(172)	*	(277)	—	(277)	*
Income (loss) from continuing operations	$(1,093)	$(1,107)	$14	-1%	$(886)	$(6,201)	$5,315	-86%

Other Operating Data:
Billable tests	4,072	3,419		19%	12,365	8,628		43%

* Percentage not meaningful

Revenue

Revenue decreased $508,000 or 10%, from $5.0 million in the three months ended September 30, 2016 to $4.5 million in the three months ended September 30, 2017, and increased $2.0 million, or 16% from $12.4 million in the nine months ended September 30, 2016 to $14.4 million in the nine months ended September 30, 2017. The decrease in revenue between the three-month periods was primarily due to (i) the decrease in the average price per billable test delivered between these periods, as described further below, and (ii) decreased sales to certain key customers in the PRC in the three months ended September 30, 2017, which we believe may be attributable in part to the fluctuations in demand that our customers can experience in the ordinary course of their operations; partially offset by an increase in billable tests delivered and research revenue recorded from gene sequencing as a service. The increase in revenue between the nine-month periods was primarily due to an increased number of billable tests delivered, which we believe was primarily attributable to the expansion of our test menu, including single-gene tests and multi-gene panels, and an increase in sales to certain of our existing customers, combined with growth in the genetic testing market and increased physician awareness and acceptance of genetic tests generally.

The average price of the billable tests we delivered decreased from $1,466 in the three months ended September 30, 2016 to $1,106 in the three months ended September 30, 2017, and from $1,440 in the nine months ended September 30, 2016 to $1,168 in the nine months ended September 30, 2017. We believe this decrease was due to (i) the mix of tests we delivered in these periods, including fewer higher price-point tests in the 2017 periods, (ii) the mix of customers ordering tests in these periods, which may order tests at different rates depending on the arrangements we have negotiated with them, and (iii) our reduction of prices for certain of our tests due to general price degradation for genetic tests and other competitive factors.

Revenue from non-U.S. sources decreased $552,000, or 19% from $2.9 million in the three months ended September 30, 2016 to $2.3 million in the three months ended September 30, 2017, and increased $1.7 million, or 28%, from $6.1 million in the nine months ended September 30, 2016 to $7.9 million in the nine months ended September 30, 2017. The decrease in revenue from non-U.S. sources between the three-month periods was primarily due to decreased sales to customers in the PRC, which decreased by

$587,000 between periods. The increase in revenue from non-U.S. sources between the nine-month periods was primarily attributable to (i) revenue from customers in the PRC, to which we commenced sales in the third quarter of 2016 and which increased by $1.5 million between periods, and (ii) an increase of $492,000 in revenue from customers in Canada between periods.

Cost of Revenue

Cost of revenue increased $125,000, or 6%, from $2.1 million in the three months ended September 30, 2016 to $2.3 million in the three months ended September 30, 2017. The increase was primarily due to increases of $293,000 in reagents and supplies expenses related to increased billable tests delivered, $154,000 in personnel costs related to increased headcount, $121,000 in depreciation costs due to increased medical laboratory equipment purchased to expand our capacity and throughput, and $35,000 in consulting and outside labor costs related to third-party laboratory experts, partially offset by a decrease of $454,000 in equity-based compensation expense related to certain expenses recorded in September 2016 in connection with the Reorganization, which did not recur in the 2017 period.

Cost of revenue increased $1.1 million, or 24%, from $4.9 million in the nine months ended September 30, 2016 to $6.0 million in the nine months ended September 30, 2017. The increase was primarily due to increases of $457,000 in personnel costs related to increased headcount, $446,000 in reagents and supplies expenses related to increased billable tests delivered, $422,000 in depreciation costs due to increased medical laboratory equipment purchased to expand our capacity and throughput, and $117,000 in consulting and outside labor costs related to third-party laboratory experts, partially offset by a decrease of $246,000 in equity-based compensation expense related to certain expenses recorded in September 2016 in connection with the Reorganization, which did not recur in the 2017 period.

Our gross profit decreased $633,000, from $2.9 million in the three months ended September 30, 2016 to $2.2 million in the three months ended September 30, 2017, and increased $879,000, from $7.6 million in the nine months ended September 30, 2016 to $8.4 million in the nine months ended September 30, 2017. The decrease in gross profit between the three-month periods was primarily due to decreased revenue and increased cost of revenue. The increase in gross profit between the nine-month periods was primarily due to increased revenue. Our gross profit as a percent of revenue, or gross margin, decreased from 57.2% to 49.6% between the three months ended September 30, 2016 and 2017 and from 60.9% to 58.4% between the nine months ended September 30, 2016 and 2017. The decrease in gross margin across all periods was primarily due to the decrease in average price per billable test between periods, combined with the increase in personnel-related costs related to increased headcount between periods.

Research and Development

Research and development expenses decreased $395,000, or 26%, from $1.5 million in the three months ended September 30, 2016 to $1.1 million in the three months ended September 30, 2017. The decrease was primarily due to a decrease of $765,000 in equity-based compensation expense related to certain expenses recorded in September 2016 in connection with the Reorganization, which did not recur in the 2017 period, partially offset by increases of $281,000 in personnel costs related to increased headcount, $28,000 in software and software licensing costs related to new licenses purchased for our genetic testing operations, and $22,000 in depreciation costs due to equipment purchases.

Research and development expenses increased $160,000, or 6%, from $2.7 million in the nine months ended September 30, 2016 to $2.9 million in the nine months ended September 30, 2017. The increase was primarily due to increases of $481,000 in personnel costs related to increased headcount, $73,000 in depreciation costs due to equipment purchases, and $28,000 in software and software licensing costs related to new licenses purchased for our genetic testing operations, partially offset by a decrease of $357,000 in equity-based compensation expense related to certain expenses recorded in September 2016 in connection with the Reorganization, which did not recur in the 2017 period.

Selling and Marketing

Selling and marketing expenses increased $490,000, or 55%, from $893,000 in the three months ended September 30, 2016 to $1.4 million in the three months ended September 30, 2017. The increase was primarily due to increases of $354,000 in marketing costs related to our targeted marketing initiatives, including increased attendance at various exhibitions and conferences, $255,000 in personnel costs related to increased headcount, $80,000 in consulting costs and $72,000 in travel expenses related to international business development and expansion of our sales marketing team, partially offset by a decrease of $302,000 in equity-based compensation expense related to certain expenses recorded in September 2016 in connection with the Reorganization, which did not recur in the 2017 period.

Selling and marketing expenses increased $1.5 million, or 87% from $1.7 million in the nine months ended September 30, 2016 to $3.1 million in the nine months ended September 30, 2017. The increase was primarily due to increases of $663,000 in personnel costs related to increased headcount, $526,000 in marketing costs related to our targeted marketing initiatives, including increased attendance at various exhibitions and conferences, $219,000 in consulting costs and $159,000 in travel expenses related to international business development and expansion of our sales marketing team, partially offset by a decrease of $183,000 in equity-based compensation expense related to certain expenses recorded in September 2016 in connection with the Reorganization, which did not recur in the 2017 period.

General and Administrative

General and administrative expenses increased $58,000, or 5% from $1.1 million in the three months ended September 30, 2016 to $1.2 million in the three months ended September 30, 2017. The increase was primarily due to increases of $122,000 in facility costs related to increased headcount, $129,000 in accounting fees and $83,000 in legal and professional fees related to services performed in connection with being a public company, $67,000 in insurance costs related to directors and officers liability insurance policies, $48,000 in personnel costs related to increased headcount, $37,000 in other taxes primarily related to payments of local business property tax, and $23,000 in consulting and outside labor costs related to administrative support for office expansion, partially offset $424,000 in equity-based compensation expense related to certain expenses recorded in September 2016 in connection with the Reorganization, which did not recur in the 2017 period.

General and administrative expenses increased $337,000, or 10% from $3.5 million in the nine months ended September 30, 2016 to $3.8 million in the nine months ended September 30, 2017. The increase was primarily due to increases of $734,000 in accounting fees and $365,000 in legal and professional fees related to services performed in connection with being a public company, $322,000 in personnel costs related to increased headcount, $233,000 in insurance costs related to directors and officers liability insurance policies, $213,000 in facility costs related to increased headcount, $197,000 in other taxes primarily related to payments of local business property tax, $55,000 in software and software licensing costs related to SEC filing and stock administration, and $44,000 in consulting and outside labor costs related to administrative support for office headquarter expansion, partially offset by a decrease of $1.8 million in equity-based compensation expense related to the grant of a fully vested equity-based award in January 2016 and certain expenses recorded in September 2016 in connection with the Reorganization, neither of which recurred in the 2017 period.

Interest and Other Income (Expense)

Interest income was $109,000 and $342,000 in the three and nine months ended September 30, 2017, respectively. This income related to interest received on various investments in marketable securities. Interest income was not significant in the three or nine months ended September 30, 2016.

Other income (expense) was not significant in the three or nine months ended September 30, 2017. The primary component of other income (expense) in the three and nine months ended September 30, 2017 was foreign currency valuation gains (losses). Other income (expense) was also not significant in the three months ended September 30, 2016. In the nine months ended September 30, 2016, other expense was $5.4 million and primarily related to the difference between the fair value and the effective issuance price of Class D-2 preferred units of the Fulgent LLC issued to Xi Long in May 2016.

Benefit from Income Taxes

Benefit from income taxes was $415,000 and $419,000 in the three and nine months ended September 30, 2017, respectively, compared to $417,000 in the three and nine months ended September 30, 2016. The increase between periods was primarily due to the Company changing from a pass-through entity to a taxable entity for income tax purposes upon completion of the Reorganization on September 30, 2016. The effect of state income taxes and certain expenses or adjustments related to equity-based compensation were the primary factors impacting our effective tax rate for the nine months ended September 30, 2017. We expect that these factors will continue to cause our consolidated effective tax rate to differ significantly from the U.S. federal income tax rate in future periods.

Equity in Net Loss of Affiliate

Equity in net loss of affiliate was $172,000 and $277,000 in the three and nine months ended September 30, 2017, respectively, and relates to our 30% ownership interest in FF Gene Biotech. We did not have any income or loss from equity method investments in the comparable 2016 periods.

Liquidity and Capital Resources

Liquidity and Sources of Cash

We had $9.5 million and $7.9 million in cash and cash equivalents as of September 30, 2017 and December 31, 2016, respectively, and $34.4 million and $38.6 million in marketable securities, consisting of corporate bonds, as of September 30, 2017 and December 31, 2016, respectively.

Since inception, our operations have been financed primarily by our founder, Chief Executive Officer and Chairman of our board of directors, Ming Hsieh, and, in recent periods, by cash from our operations and equity financings. In May 2016, we closed an equity financing with Xi Long for net proceeds to us of approximately $15.0 million, and in October 2016, we closed the initial public offering of our common stock for net proceeds to us of approximately $36.0 million, after deducting underwriting discounts and commissions and offering expenses paid or payable by us.

Our primary uses of cash are to fund our operations as we continue to invest in and seek to grow our business. Cash used to fund operating expenses is impacted by the timing of our expense payments, as reflected in the changes in our outstanding accounts payable and accrued expenses. In addition, in the third and fourth quarters of 2016, we used an aggregate of $5.8 million in cash to make tax and other distributions to the members of Fulgent LLC, but we do not expect to make these types of distributions in the future. Further, in April 2017, in connection with the establishment of FF Gene Biotech, we became obligated to contribute to FF Gene Biotech genetic sequencing and other equipment with a total cost of 60,000,000 RMB over a three-year period. To date, we have purchased and contributed to FF Gene Biotech an aggregate fair value of $2.5 million in equipment pursuant to our contribution obligations under the cooperation agreement, all of which was contributed in the third quarter of 2017. Depending on the performance of FF Gene Biotech, this joint venture may never produce sufficient revenue to us to recover these capital and other investments, or any revenue at all, and could cause our revenue to decrease if any of our direct customers in Asia choose to obtain genetic testing services from FF Gene Biotech instead of from us, any of which could negatively affect our liquidity and cash flow.

We believe our existing cash, along with cash from our operations and proceeds from our recent equity financings, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Much of the losses we incurred in certain prior periods, including all periods in 2016, were attributable to a variety of non-cash charges, including equity-based compensation expenses related to grants of fully vested equity-based awards and recognition of previously unrecognized compensation expense in connection with the Reorganization and certain other expenses associated with the accounting for our equity financing with Xi Long in May 2016. Thus, in spite of the losses we recorded during these periods, cash provided by continuing operations has been positive since 2015 and has significantly contributed to our ability to meet our liquidity needs, including paying for capital expenditures. Additionally, if our business grows as we anticipate and we are able to achieve increased efficiencies and economies of scale in line with this growth, we expect that increased revenue levels would increase our ability to rely on cash from our operations to support our business in future periods, even if our expenses also increase as a result of the growth of our business. As a result, we anticipate that cash from our operations will continue to play a meaningful role in our ability to meet our liquidity requirements and pursue our business plans and strategies in the next 12 months and in the longer term.

However, our expectations regarding the cash that may be provided by our operations and our cash needs in future periods could be wrong, in which case we may require additional financing to support our operations, as we do not presently have any commitments for future capital. For instance, cash provided by our operations has in the past experienced fluctuations from period to period, which we expect may continue in the future. These fluctuations can occur as a result of a variety of factors, including among others, the amount and timing of sales of billable tests, the prices that we charge for our tests due to changes in product mix, customer mix, general price degradation for genetic tests or other factors, the rate and timing of our billing and collections cycles and the timing and amount of our commitments and other payments. Moreover, even if our liquidity expectations are correct, we may still seek to raise additional capital through securities offerings, credit facilities or other debt financings, asset sales or collaborations or licensing arrangements. Additional funding may not be available to us when needed, on acceptable terms or at all. If we raise funds by issuing equity securities, our existing stockholders could experience substantial dilution. Additionally, any preferred equity securities we issue could provide for rights, preferences or privileges senior to those of our common stock and our issuance of any additional equity securities, or the possibility of such an issuance, could cause the market price of our common stock to decline. The terms of any debt securities we issue or borrowings we incur, if available, could impose significant restrictions on our operations, such as limitations on our ability to incur additional debt or issue additional equity or other operating restrictions that could adversely affect our ability to conduct our business, and would result in increased fixed payment obligations. In the event that we seek to sell assets or enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms or relinquish or license to a third party our rights to important or valuable technologies or tests we may otherwise seek to develop ourselves. Moreover, we may incur substantial costs in pursuing future capital, including investment banking, legal and accounting fees, printing and distribution expenses and other costs. If we are not able to secure funding if and when needed and on reasonable terms, we may be forced to delay, reduce the scope of or eliminate one or more sales and marketing initiatives, research and development programs or other growth plans or strategies. In addition, we may be forced to work with a partner on one or more aspects of our tests or market development programs or initiatives, which could lower the economic value of these tests, programs or initiatives to our company. Any such outcome could significantly harm our business, performance and prospects.

Cash Flows

Continuing Operations

The following table summarizes cash flows from continuing operations for each of the periods indicated:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash provided by operating activities	$2,572	$3,182
Cash used in investing activities	$(286)	$(3,379)

Operating Activities

Cash provided by operating activities in the nine months ended September 30, 2017 was $2.6 million. The difference between net income and cash provided by operating activities for the period was primarily due to the effect of $1.5 million in equity-based compensation expenses and $1.3 million in the depreciation of assets. Cash provided by operating activities decreased between periods primarily due to a $1.5 million increase in other current assets primarily due to an increase in prepaid income taxes, insurance, licenses and subscriptions, partially offset by a $983,000 increase in accrued liabilities mainly related to payroll liabilities and deferred revenue and a $759,000 decrease in accounts receivable mainly due to timing of collections from customers.

Cash provided by operating activities in the nine months ended September 30, 2016 was $3.2 million. The difference between net loss and cash provided by operating activities for the period was primarily due to the effect of a $5.5 million non-cash charge associated with the accounting for our equity financing with Xi Long in May 2016, which was recorded as other expense, and the effect of $4 million of non-cash equity-based compensation charges. Cash provided by operating activities increased between periods primarily due to a $1.3 million increase in accounts payable and accrued liabilities, which resulted from increased revenue and purchases, offset by the negative effect of $2.3 million increase in accounts receivable from increased revenue.

Investing Activities

Cash used in investing activities in the nine months ended September 30, 2017 was $286,000, which primarily related to purchased equipment with a fair value of $2.5 million contributed to FF Gene Biotech, $1.8 million in purchases of fixed assets consisting mainly of medical laboratory equipment computer hardware and leasehold improvements, partially offset by sales of $3.8 million of marketable securities.

Cash used in investing activities in the nine months ended September 30, 2016 was $3.4 million, which was primarily related to purchases of fixed assets consisting mainly of medical laboratory equipment, computer hardware, software and leasehold improvements.

Discontinued Operations

Cash used in operating activities by discontinued operations was $31,000 in the nine months ended September 30, 2016. There was no cash provided by or used in investing activities by discontinued operations in the nine months ended September 30, 2016.

Financing Activities

Cash used in financing activities in the nine months ended September 30, 2017 was $774,000, which represents payments of $801,000 for our initial public offering costs, partially offset by $27,000 in cash proceeds from exercises of stock options.

Cash provided by financing activities in the nine months ended September 30, 2016 was $7.9 million, which represents net proceeds of approximately $15.0 million from our equity financing with Xi Long in May 2016, partially offset by $4.6 million distribution to Mr. Hsieh, in his capacity as a member of Fulgent LLC, as a return of capital contribution, and $2.3 million of costs related our initial public offering completed in October 2016.

Contractual Obligations

There were no material changes outside the ordinary course of our business in our contractual obligations and other commitments in the nine months ended September 30, 2017, except for the establishment of our contribution obligations to FF Gene Biotech and our contributions pursuant to these obligations, as discussed under “Recent Developments—FF Gene Biotech Joint Venture” above, and our entry into a lease agreement entered in August 2017 for an office in El Monte, California, which we are  using for research and development and report generation activities, and pursuant to which we will pay $87,000 annually in rent expense.

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

The JOBS Act

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or JOBS Act. As an emerging growth company, we are permitted to take advantage of specified reduced disclosure and other requirements that are otherwise applicable to public companies that are not emerging growth companies, including an extended transition period to comply with new or revised accounting standards applicable to public companies. We have chosen to “opt out” of this extended transition period, and as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

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

Interest Rate Risk

As of September 30, 2017, we had $9.5 million of cash and cash equivalents, which consist of bank deposits and money market funds, and $34.4 million in marketable securities, which consist of corporate bonds. These interest-bearing instruments carry a degree of risk relating to fluctuations in interest rates; however, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during the first nine months of 2017 would not have had a material impact on our financial results.

Foreign Currency Exchange Rate Fluctuation Risk

Revenue from sources outside the United States, including sales of our genetic tests to non-U.S. customers and royalty revenue from FF Gene Biotech, our joint venture in the PRC, represented $7.9 million, or 55% of our revenue in the nine months ended September 30, 2017. Historically, all of our revenue-producing transactions have been denominated in U.S. dollars. However, we started billing certain of our Canadian hospital customers in their local currency during the first nine months of 2017, and we may expand this practice in the future to other customers in Canada or other international markets. Additionally, we began recording revenue under our license agreement with FF Gene Biotech, which is paid to us in renminbi, or RMB, and we then convert to U.S. dollars, during the first nine months of 2017, and we expect royalty and other revenue from FF Gene Biotech to increase in the future.

The impact of foreign currency exchange rate fluctuations on our results of operations and cash flows may increase in future periods as we pursue continued international expansion. In general, in periods when the U.S. dollar declines in value as compared to foreign currencies in which we record revenue or incur expenses, our foreign-currency-based revenue or expenses will increase when translated into U.S. dollars. Conversely, in periods when the U.S. dollar appreciates in value as compared to foreign currencies in which we record revenue or expenses, our foreign-currency-based revenue or expenses will decrease when translated into U.S. dollars. In addition, future fluctuations in the value of the U.S. dollar may affect the prices at which we sell our tests outside the United States.

During the first nine months of 2017, a hypothetical 10% appreciation in value of the U.S. dollar relative to the foreign currencies in which we record revenue or incur expenses would not have had a material impact on our financial results.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, among others, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.

Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, we have implemented internal controls over the financial reporting of our equity method investment. There has been no other change in our internal control over financial reporting during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before making any investment decision with respect to our common stock, you should carefully consider the risks described below and all of the other information included in this report and the other filings we make with the SEC. We believe the risks and uncertainties described below are the most significant we face and the occurrence of any of these risks could harm our business, financial condition, results of operations, prospects and reputation and could cause the trading price of our common stock to decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.

Business and Strategy Risks

Our industry is subject to rapidly changing technology and new and increasing amounts of scientific data, and if we fail to keep pace with these technological advances, we may be unable to compete effectively and our business and prospects could suffer.

In recent years, there have been numerous advances in the ability to analyze large amounts of genomic information and the role of genetics and gene variants in disease diagnosis and treatment. Our industry has been, and we believe will continue to be, characterized by rapid technological change, increasing amounts of data, frequent introductions of new genetic tests and evolving industry standards, all of which could make our tests obsolete if we are not able to enhance our technologies and tests faster and better than our competitors. Our future success will depend on our ability to keep pace with the evolving needs of our customers in a timely and cost-effective manner and to pursue new market opportunities that develop as a result of technological and scientific advances. If we are not able to keep pace with these advances and increased customer expectations that develop as a result of these advances, we may be unable to sustain or grow our business and our future operations and prospects could suffer.

Our results of operations may fluctuate significantly from period to period and can be difficult to predict.

Our results of operations have in the past experienced fluctuations from period to period, which we expect may continue in the future. For example, we achieved profitability in the first three months and the first half of 2017, but we have recorded losses in all other periods since our inception. In addition, in the second and third quarters of 2017, we experienced decreasing margins due in large part to competitive pressures that led us to reduce sale prices for some of our tests and also increase certain expenses in order to meet customer demands. These fluctuations can occur as a result of a variety of factors, including the amount and timing of sales of billable tests, the prices that we charge for our tests due to changes in product mix, customer mix, general price degradation for genetic tests or other factors, the rate and timing of our billing and collections cycles and the timing and amount of our commitments and other payments, as well as the other risk factors discussed in this report. In addition, in certain prior periods, our results have been impacted by events that may not recur regularly, in the same amounts or at all in the future, such as, for example, the negative effect in the first and third quarters of 2016 of increased equity-based compensation expenses associated with grants of fully vested equity-based awards and recognition of previously unrecognized compensation expense in connection with our reorganization from a limited liability company to a corporation, and the negative effect in the second quarter of 2016 of certain other expenses associated with the accounting for one of our equity financings. Moreover, our limited operating history makes it difficult to determine if fluctuations in our performance reflect seasonality or other trends or are the result of other factors or events. These fluctuations in our operating results may render period-to-period comparisons less meaningful, and investors should not rely on the results of any one period as an indicator of future performance. Additionally, these fluctuations in our operating results could cause our performance in any particular period to fall below the expectations of securities analysts or investors or guidance we have provided to the public, which could negatively affect the price of our common stock.

We have a history of losses, and we may not be able to achieve or sustain profitability.

We have a history of losses. Although we achieved profitability in the first three months and the first half of 2017, we recorded losses from continuing operations of $1.1 million and $886,000 in the three and nine months ended September 30, 2017, respectively, and $5.4 million in the year ended December 31, 2016, and we recorded losses from continuing operations in all prior periods. As a result, we may not be able to achieve profitability in any future period, and even if we can achieve profitability, we may not be able to sustain it. Further, we have generated limited revenue to date, and our historical revenue levels may not grow or even continue. We may incur additional losses in the future, particularly as we focus on investing in and growing our business and operations and experience related increases in expenses. Our prior losses and any future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital, which could negatively impact our operations and your investment in our company. Any failure to sustain or grow our revenue levels and achieve or maintain profitability would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.

We are an early-stage company with a limited operating history, which could expose us to enhanced risks and increase the difficulty of evaluating our business and prospects.

We began operations in May 2012 and commercially launched our first genetic tests in 2013. As a result, we have only a limited operating history upon which you can evaluate our business and prospects. Our revenue levels may not continue to grow at historical rates or at all, and we may not be able to achieve or sustain profitability. Our limited operating history makes it difficult to evaluate our current business and hinders our ability to reliably forecast our future operating results, including revenue, cash flows and movement toward sustained profitability. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in the life sciences and technology industries, such as risks related to an evolving and unpredictable industry and business model, management of growth and the other uncertainties described in this report. If our assumptions regarding these risks and uncertainties are incorrect or these risks and uncertainties change due to fluctuations in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

Our mix of customers can fluctuate from period to period, and the loss of or a reduction in sales to any of our customers could materially harm our business.

The composition of our customer base can fluctuate from period to period, as our key customers can experience significant volatility in their genetic testing demand from period to period in the ordinary course of their operations. In certain prior periods, a small number of customers has accounted for a significant portion of our revenue. For instance, in the three and nine months ended September 30, 2017, aggregating customers that are under common control or are affiliates, one customer contributed 11% of our revenue, and three customers each contributed 11% of our revenue in the respective periods. Fluctuations in the genetic testing demand of any of these key customers could have a significant impact on our performance. Generally, we do not have long-term purchase agreements with any of our customers, including these key customers, and as result, any or all of them could decide at any time to discontinue, decrease or delay their orders from us. For example, certain of our international customers, including two of our most significant customers in the first quarter of 2017, ordered significantly fewer tests and generated significantly less revenue to us in the second and third quarters of 2017. We expect our revenue contribution from these two customers will continue to decline and will represent a very small portion of our overall revenue going forward. In addition, the failure of any one of our customers to pay on a timely basis would negatively impact our results and cash flows. Our ability to maintain or increase sales to our customers depends on a variety of factors, including the other risk factors discussed in this report, many of which are beyond our control. Because of these and other factors, sales to any of our customers, including our key customers, may not continue in the amounts or at the rates as they have in the past, and such sales may never reach or exceed historical levels in any future period. The loss of any of our customers, or a reduction in orders or difficulties collecting payments from any of them, could significantly reduce our revenue and adversely affect our operating results.

If we are not able to grow and diversify our customer base and increase demand for our tests from existing and new customers, our commercial success would be limited.

To achieve our desired revenue growth, we must increase test volume by further penetrating our existing hospital and medical institution customers. In addition, we must grow our customer base beyond hospitals and medical institutions and into additional customer groups, such as individual physicians, other practitioners and research institutions. To this end, we have made efforts to diversify our customer market, including developing relationships with a national clinical laboratory and a regional medical network in an effort to fulfill some of the genetic testing needs of the U.S. military and certain other U.S. government agencies. We have also pursued relationships with payors, including Medicare, some state Medicaid programs and third-party payors, in order to obtain coverage and reimbursement for our tests to make them accessible to more individual physicians. Establishing these relationships means that we have agreed with the applicable payor, laboratory or other customer to provide certain of our tests at negotiated rates, but, subject to limited exceptions for minimal amounts, none of these relationships obligate any party to order our tests at any agreed volume or frequency or at all. Further, our relationships with the U.S. military or any other U.S. government agencies are subject to unique risks associated with government contracts, including cancellation if adequate appropriations for subsequent performance periods are not made and modification or termination at their convenience and without prior notice. As a result, these relationships, or any other similar relationships we may establish in the future, may not amount to meaningful increases in our customer base, the number of billable tests we deliver or our revenue, and may not improve our ability to achieve or sustain profitability.

We may not succeed in facilitating the clinical acceptance and adoption of our tests needed to achieve the increased volumes and customer growth we expect. We may fail to expand our customer base and grow our test volume for a variety of reasons, including, among others:

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

•	our investments in our sales and marketing functions, including our efforts to increase our sales force and re-focus and expand our marketing strategies may fail;
•	we may be unsuccessful in convincing customers of the benefits of our broad and customizable test menu;
•	genetic testing is expensive and many existing and potential new customers may be sensitive to pricing, particularly if we are not able to maintain low prices relative to our competitors;
•	potential new customers, particularly individual physicians and other practitioners, may not adopt our tests if coverage and adequate reimbursement are not available;
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

If we are unable to address these and other risks associated with growing our customer base and deepening our relationships with existing customers, we may not achieve our desired growth in billable tests and our results of operations could be adversely impacted.

We face intense competition, which is likely to intensify further as existing competitors devote additional resources to, and new participants enter, the genetic testing market. If we cannot compete successfully, we may be unable to maintain or increase our revenue levels or achieve or sustain profitability.

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

Many of our existing and potential future competitors have longer operating histories, larger customer bases, more expansive brand recognition and deeper market penetration, substantially greater financial, technological and research and development resources and selling and marketing capabilities, and considerably more experience dealing with third-party payors. As a result, they may be able to respond more quickly to changes in customer requirements or preferences, develop faster and better advancements for their technologies and tests, create and implement more successful strategies for the promotion and sale of their tests, obtain more favorable results from third-party payors regarding coverage and reimbursement for their offerings, adopt more aggressive pricing policies for their tests, secure supplies from vendors on more favorable terms or devote substantially more resources to infrastructure and systems development. We may not be able to compete effectively against these organizations.

Additionally, increased competition and cost-saving initiatives on the part of government entities and other third-party payors could result in downward pressure on the price for genetic analysis and interpretation generally, which could harm our revenue levels and sales volume and our ability to gain market share. This downward pricing pressure could intensify in future periods if adoption of genetic testing becomes more widespread, and we may not be able to maintain acceptable margins on our sales if we are forced to reduce prices for our tests to try to remain competitive, especially in the event we are also experiencing increasing expenses as we make efforts to grow our business or otherwise meet customer demands. The occurrence of these risks could materially harm our ability to achieve or sustain profitability. In addition, competitors may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of NGS for clinical diagnosis and preventative care increases. Further, companies or governments that effectively control access to genetic testing through umbrella contracts or regional preferences could promote our competitors or prevent us from performing certain tests in certain territories. If we are unable to compete successfully against current and future competitors for these or any other reasons, we may be unable to increase market acceptance and sales volume of our tests, which could prevent us from maintaining or increasing our revenue levels or achieving or sustaining profitability.

We will need to invest in and expand our infrastructure and hire additional skilled personnel in order to support our desired growth, and our failure to effectively manage any future growth could jeopardize our business.

To increase the volume of tests we offer and deliver, we must invest in our infrastructure, including our testing capacity and information systems, enterprise software systems, customer service, billing and collections systems and processes and internal quality assurance programs. We will also need to invest in our workforce by hiring additional skilled personnel, including biostatisticians, geneticists, software engineers, laboratory directors and specialists, sales and marketing experts and other scientific, technical and managerial personnel to market, process, interpret and validate the quality of results of our genetic tests and otherwise manage our operations. For example, before we deliver a report for any of our genetic tests, the results summarized in the report must be reviewed and approved by a licensed and qualified laboratory director. We currently have only one such laboratory director with all of the required licenses, Dr. Han Lin Gao, who conducts this review and approval for each test we deliver. We are in the process of licensing additional laboratory directors to assist Dr. Gao, and we may need to hire more laboratory directors in the future to further scale our business. If we fail to hire additional qualified personnel or otherwise develop our infrastructure sufficiently in advance of demand or if we fail to generate demand commensurate with our level of investment in our infrastructure, our business, prospects, financial condition and results of operations could be adversely affected. Additionally, although we do not presently have plans to acquire new or expand our existing laboratory space, we may need to do so in the future if our test volume increases, and any need to obtain an additional facility or replace our existing facility with a larger one could involve significant costs and challenges.

The time and resources required to implement new systems, to add and train new skilled personnel and to expand or acquire new laboratory space as needed are uncertain. Any future growth we may experience could create a strain on our organizational, administrative and operational infrastructure, including laboratory operations, quality control, customer service, sales and marketing and management. We may not be able to maintain the quality of or expected turnaround times for our tests or satisfy customer demand if and when it grows. Our ability to effectively manage any growth we experience will also require us to continue to improve our laboratory and other operational, financial and management systems and controls and our reporting processes and procedures, which may involve significant time and costs and which we may not be able to do successfully.

We have limited experience marketing and selling our tests. Our commercial success will depend in part on our ability to grow and generate sales from our small and developing internal sales and marketing team, as well as our ability to develop successful sales and marketing strategies and partnerships for U.S. and international sales.

We have limited experience marketing and selling our tests, which we began selling in 2013. We may not be able to market or sell our existing tests or any tests we may develop in the future in order to drive demand sufficiently to support our desired growth. We currently sell our tests in the United States through a small internal sales force and outside the United States through one internal sales person, as well as, in each case, a number of contractors who serve as independent sales representatives. Although we have expanded our internal sales department in 2017 to date, it remains smaller than many of our competitors’ sales teams. We have historically relied significantly on organic growth and word-of-mouth among our customers to generate interest in our tests, but our ability to rely on this type of interest in future periods is uncertain.

We believe our ability to maintain and grow sales volume will depend in large part upon our ability to develop and expand our sales team, create and implement effective sales and marketing strategies and increase the scope of our marketing efforts. We have been aggressively pursuing these sales and marketing goals in recent periods, including increasing the size of our sales and marketing team and re-focusing our sales and marketing initiatives and strategies, and we expect to continue to pursue these goals in the near term. These efforts will involve significant time and expense. Moreover, we may be unsuccessful in these efforts. For instance, we may not be able to attract and hire the qualified personnel we need to grow our sales and marketing team as quickly or as successfully as we would like for various reasons, including intense competition in our industry for qualified personnel and our relative lack of experience selling and marketing our tests. Even if we are able to further develop our sales and marketing team and strategy, we have limited experience managing such a team and it may not be successful in growing our customer base or increasing penetration into our existing customers. Further, our reliance upon independent sales representatives subjects us to risks, as we have very little control over their activities and they are generally free to market and sell other, potentially competing, products. As a result, these independent sales representatives could devote insufficient time or resources to marketing and selling our tests, could market them in an ineffective manner or could otherwise be unsuccessful in selling adequate or expected quantities of our tests. In addition, our future sales levels will depend in large part upon the effectiveness of our sales and marketing strategies, including our ability to expand our brand awareness, grow our customer base and further penetrate our relationships with existing customers by educating the medical community, including existing and potential future customers, about the benefits and full scale of our offering. We also intend to continue to obtain publication of scientific and medical results in peer-reviewed journals and make presentations at leading industry conferences and trade shows. We have limited experience with this type of activity and we may not be successful in implementing these initiatives or other marketing strategies we may develop and pursue. If we are not able to drive sufficient revenue using our sales and marketing strategies to support our planned growth, our business and results of operations would be negatively affected.

We also intend to continue to focus on growing our international sales and customer base. Outside the United States, we use and intend to continue to use one internal sales person and a number of independent contractor sales representatives, and we may also engage distributors or establish other types of arrangements, such as joint ventures or other relationships, to manage or assist with sales, logistics, education and customer support in certain territories. To this end, we have worked with Xi Long USA, Inc., or Xi Long, a large stockholder of our company, to establish a joint venture in April 2017, which we refer to as FF Gene Biotech, to offer genetic testing to customers in the People’s Republic of China, or PRC. Although we believe this joint venture could result in expanded long-term opportunities to address the genetic testing market in Asia, these expectations could turn out to be wrong and we may never realize the benefits we anticipate from this joint venture. In general, we believe identifying, qualifying and engaging distributors or other commercial partners with local industry experience and knowledge will be necessary to effectively market and sell our tests outside the United States. To date, we have not established any such distributorships or other commercial partnerships to cover any non-U.S. territories, except for the FF Gene Biotech joint venture in the PRC. As a result, we may not be successful in finding, attracting and retaining qualified distributors or other commercial partners or we may not be able to enter into arrangements covering desired territories on favorable terms. In addition, sales practices utilized by distributors or other commercial partners that are locally acceptable may not comply with sales practices or standards required under U.S. laws that apply to us, which could subject us to additional compliance risks. If our sales and marketing efforts outside the United States are not successful, we may not achieve significant acceptance for our tests in international markets, which could materially and adversely impact our business operations.

If we are sued for product or professional liability, we could face substantial liabilities that exceed our resources.

Our business depends on our ability to provide reliable and accurate test results that incorporate rapidly evolving information about the role of genes and gene variants in disease and clinically relevant outcomes associated with these variants. Hundreds of genes can be implicated in some disorders and overlapping networks of genes and symptoms can be implicated in multiple conditions. As a result, a substantial amount of judgment is required in order to interpret the results of each test we perform and produce a report summarizing these results. Errors, such as failures to detect genomic variants with high accuracy, or mistakes, such as failures to completely and correctly identify the significance of gene variants, could subject us to product liability or professional liability claims. A product liability or professional liability claim against us could result in substantial damages and be costly and time-consuming to defend. Although we maintain liability insurance, including for errors and omissions, our insurance may not fully protect us from the financial impact of defending against these types of claims or any judgments, fines or settlement costs arising out of any such claims. Any liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing adequate insurance coverage in the future. Additionally, any liability lawsuit could damage our reputation or force us to suspend sales of our tests. The occurrence of any of these events could have a material adverse effect on our business, reputation and results of operations.

Our ability to achieve or sustain profitability depends on our ability to collect payment for the tests we deliver, which we may not be able to do successfully.

Since starting our genetic testing business, we have been focused primarily on providing our tests to hospitals and medical institutions. These customers are typically able to pay for the cost of our tests using funds reimbursed in connection with a patient’s diagnosis related group, or DRG. However, our ability to collect payment for the tests we deliver to our hospital and medical institution customers, as well as to other types of customers, is subject to a number of risks, many of which are not within our control. These risks include risks of default or bankruptcy by the party responsible for payment and other risks associated with payment collection generally. Further, healthcare policy changes that influence the way healthcare is financed or other changes in the market that impact payment rates by institutional or non-institutional customers could affect our collection rates. For example, because reimbursement under a DRG is typically provided at a fixed amount intended to cover all services provided to the patient, the cost of our tests may be viewed to limit the profitability of the billing institution. If we are unable to convince hospitals and medical institutions of the value and benefit provided by our tests, or if the amount reimbursed under these DRG codes is decreased, these customers may slow, or stop altogether, their purchases of our tests. Moreover, our ability to collect payment for our tests in a timely manner or at all may decline to the extent we expand our business into new customer groups, including individual physicians and other practitioners, from which collection rates may be lower than hospitals and medical institutions. Any inability to maintain our past payment collection levels could cause our revenue and ability to achieve profitability to decline.

If third-party payors do not provide coverage and adequate reimbursement for our tests, our commercial success could be limited.

Coverage and reimbursement by third-party payors, including managed care organizations, private health insurers and government healthcare programs, such as Medicare and Medicaid, for the types of genetic tests we perform can be limited and uncertain. Although our existing customer base consists primarily of hospitals and medical institutions, from which we typically receive direct payment for ordered tests, we believe our potential for future success is dependent on our ability to attract new customer groups, including individual physicians and other practitioners. These practitioners may not order our tests unless third-party payors cover and provide adequate reimbursement for a substantial portion of the price of our tests. If we are not able to obtain coverage and an acceptable level of reimbursement for our tests from third-party payors, there would typically be a greater co-insurance or co-payment requirement from the patient for whom the test is ordered or the patient may be forced to pay the entire cost of the test out-of-pocket, which could dissuade practitioners from ordering our tests and, if ordered, could result in delay in or decreased likelihood of our collection of payment, whether from patients or from third-party payors. We believe our ability to increase the number of tests we sell and our revenue will depend on our success in achieving broad coverage and reimbursement for our tests from third-party payors.

Coverage and reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that a test is appropriate, medically necessary and cost-effective. Each payor makes its own decision as to whether to establish a policy or enter into a contract to cover our tests and the amount it will reimburse for each test, and any determination by a payor regarding coverage and amount of reimbursement for our tests would likely be made on an indication-by-indication basis. In addition, the coding procedure used by all third-party payors with respect to establishing payment rates for various procedures, including our tests, is complex, does not currently adapt well to the genetic tests we perform and may not enable coverage and adequate reimbursement rates for our tests. Additionally, if we are not able to obtain sufficient clinical information in support of our tests, third-party payors could designate our tests as experimental or investigational and decline to cover and reimburse our tests as a result of this designation. As a result, obtaining approvals from third-party payors to cover our tests and establishing adequate reimbursement levels is an unpredictable, challenging, time-consuming and costly process, and we may never be successful.

To date, we have contracted with one regional physician services organization and one national health insurance company to become an in-network provider. We have also enrolled as a supplier in the Medicare program and in 15 state Medicaid programs, but we have not obtained any coverage, pricing or reimbursement approvals from payors in any countries outside the United States. Although becoming an in-network provider or enrolling as a supplier means that we have agreed with these payors to provide certain of our tests at negotiated rates, it does not obligate any physicians to order our tests or guarantee that we will receive reimbursement for our tests from these or any other payors at adequate levels. Thus, these payor relationships, or any other similar relationships we may establish in the future, may not result in acceptable levels of reimbursement for our tests or meaningful increases in our physician customer base or the number of billable tests we sell to physicians. We expect to focus on increasing coverage and reimbursement for our current tests and any future tests we may develop. We believe it may take several years to achieve coverage and adequate contracted reimbursement with third-party payors. However, we cannot predict whether, under what circumstances, or at what payment levels payors will cover and reimburse for our tests. If we fail to establish and maintain broad coverage and reimbursement for our tests, our ability to generate sustained or increased revenue and maintain or grow our test volume and customer base could be limited and our future prospects and our business could suffer.

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

Although we maintain insurance for damage to our property and disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

Further, if we need to move to a different facility or locate additional laboratory space if our business grows as we anticipate, we may have difficulty locating suitable space in a timely manner, on reasonable terms or at all, and even if acceptable space was available, it would be challenging, time-consuming and expensive to obtain or transfer the licensure and accreditation required for a commercial laboratory like ours and the equipment we use to perform our tests. These challenges could be amplified if we or our joint ventures or other commercial partners, such as FF Gene Biotech, seek to procure and maintain laboratory space outside the United States as we pursue international expansion. If we are unable to obtain or are delayed in obtaining new laboratory space as needed, we may not be able to provide existing tests or develop and launch new tests, which could result in harm to our business, reputation, financial condition and results of operations.

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

We rely on a limited number of suppliers for certain laboratory substances used in the chemical reactions incorporated into our processes, which we refer to as reagents, as well as for the sequencers and various other equipment and materials we use in our laboratory operations. In particular, we rely on Illumina as the sole supplier of the next generation sequencers and associated reagents we use to perform our genetic tests and as the sole provider of maintenance and repair services for these sequencers. We do not have long-term agreements with any of our suppliers, and as a result, they could cease supplying these materials and equipment to us at any time due to an inability to reach agreement with us on supply terms, disruptions in their operations, a determination to pursue other activities or lines of business or for other reasons, or they could fail to provide us with sufficient quantities of materials that meet our specifications. Transitioning to a new supplier or locating a temporary substitute, if any are available, would be time-consuming and expensive, could result in interruptions in or otherwise affect the performance specifications of our laboratory operations or could require that we revalidate our tests. In addition, the use of equipment or materials provided by a replacement supplier could require us to alter our laboratory operations and procedures. Moreover, we believe there are only a few manufacturers that are currently capable of supplying and servicing some of the equipment and other materials necessary for our laboratory operations, including sequencers and various associated reagents. As a result, replacement equipment and materials that meet our quality control and performance requirements may not be available on reasonable terms, in a timely manner or at all. If we encounter delays or difficulties securing, reconfiguring or revalidating the equipment and reagents we require for our tests, our operations could be materially disrupted and our business, financial condition, results of operations and reputation could be adversely affected.

We rely on a third party for certain portions of our billing and collections processing, which is complex and time-consuming, and any delay in transmitting and collecting claims could have an adverse effect on our revenue.

We have engaged a third-party service provider for certain claims processing, billing and collections functions. Billing for our tests is complex, time-consuming and expensive. Depending on the billing arrangement and applicable law, we plan to bill various payors for our tests, including customers directly in the case of our hospital and medical institution customers, as well as Medicare, Medicaid, insurance companies and patients, all of which may have different billing requirements. We may face increased risk in our collection efforts due to the complexities of these billing requirements, including long collection cycles, which could adversely affect our business, results of operations and financial condition.

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

Even though we have engaged a third party to assist with some of these billing and collections functions, we will still need to make significant efforts and expend substantial resources to develop systems and procedures to handle these aspects of our business, which will become increasingly important as we focus on establishing coverage and reimbursement policies with third-party payors. As a result, these billing complexities, along with the related uncertainty in obtaining payment for our tests, could negatively affect our revenue and cash flow, our ability to achieve or sustain profitability and the consistency and comparability of our results of operations. In addition, if claims for our tests are not submitted to payors on a timely basis, or if we are required to switch to a different provider to handle our processing and collections functions, our revenue and our business could be adversely affected.

We are exposed to additional business, regulatory, political, operational, financial and economic risks related to our international operations.

Our existing customer base includes many international customers, and we have also established a joint venture in the PRC. Approximately $2.3 million and $7.9 million of our revenue came from non-U.S. sources in the three and nine months ended September 30, 2017, respectively, and of this, approximately $937,000 and $3.2 million in the respective periods came from customers located in Canada, approximately $559,000 and $2.6 million in the respective periods came from customers located in the PRC, and minimal royalty revenue from our joint venture in the PRC. Our business strategy includes plans to increase this volume of direct sales to customers in a variety of geographic markets, including Canada, the PRC and others, and to engage distributors or establish other types of relationships, such as joint ventures or other arrangements, to conduct physician outreach activities, develop and expand payor relationships outside the United States, and otherwise expand our presence and test volume in existing foreign markets and enter into new geographic markets.

To this end, in April 2017, our joint venture FF Gene Biotech was established to offer genetic testing to customers in the PRC. Although we believe this joint venture could result in expanded long-term opportunities to address the genetic testing market in Asia, this expectation could turn out to be wrong. This joint venture is subject to a number of risks, including, among others, difficulties predicting the market for genetic testing in Asia, local differences in customer demands and preferences and regulatory requirements, and our lack of control over FF Gene Biotech due to our non-majority ownership interest, as well as many of the other risks of doing business in international markets that are discussed below. Further, we could experience declines in our direct sales to customers in Asia if any of these customers choose to obtain genetic testing services from FF Gene Biotech instead of from us. As a result of these risks, we may never realize the benefits we anticipate from this joint venture or any other joint venture we may seek to establish, the joint venture may never produce sufficient revenue to us to recover our capital and other investments, or any revenue at all, the joint venture could cause our revenue to decrease if it results in our loss of any direct customers in Asia, and we could become subject to liabilities based on our involvement in its operations.

In general, doing business internationally involves a number of risks, including, among others:

•

multiple, conflicting and evolving laws and regulations, such as privacy regulations, tax laws, employment laws, regulatory requirements and other government approvals, and permitting and licensing requirements;

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

•

failure by us, any joint ventures or other arrangements we may establish or any distributors or other commercial partners we may engage to obtain any regulatory approvals required to market, sell and use our tests in various countries;

•	challenges predicting the market for genetic testing generally and tailoring our test menu to meet varying customer expectations in different countries and territories;

•	complexities and difficulties in obtaining protection for and enforcing our intellectual property rights;
•	difficulties in staffing and managing foreign operations;
•	complexities associated with managing multiple payor coverage and reimbursement regimes, government payors or patient self-pay systems;
•	financial risks, such as longer payment cycles, difficulty collecting accounts receivable and the impact of local and regional financial conditions on demand and payment for our tests;
•

exposure to foreign currency exchange rate fluctuations, including increased risk with respect to the Canadian dollar after we recently started billing certain of our Canadian hospital customers in their local currency and with respect to the RMB related to recording revenue under our agreements with FF Gene Biotech;

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

We believe our future success will depend on our ability to continue to expand our test offering and develop and sell new tests. For instance, in the third quarter of 2016, we launched a chromosomal test called CNV+ that is designed to use NGS technology to detect copy number variants with similar or improved results as compared to microarray-based genomic tests. We expect these tests will target customers that are already using microarray-based testing; however, these tests may not be accepted as a replacement for microarray-based tests and they may not be adopted by these customers or at all. In addition, in August 2017, we launched a series of carrier screening tests called Beacon, and we intend to expand upon these tests in future periods with larger panels that cover more genes. We are also planning to launch somatic testing for certain cancers in the first half of 2018. We may not be successful in launching or marketing these or any other new tests we may develop or, if we are successful, the demand for our other tests could decrease or may not continue to increase at historical rates due to sales of the new tests.

Our pipeline of new tests is in various stages of development and will be time-consuming and costly to fully develop and introduce, as development and marketing of new tests requires us to conduct research and development activities regarding the new tests and to further scale our laboratory processes and infrastructure to be able to analyze increasing amounts of more diverse data. Further, we may be unable to discover or develop and launch new tests for a variety of reasons, including failure of any proposed test to perform as expected, lack of validation or reference data for the test or failure to demonstrate the utility of the test. Further, any new test we are able to discover and develop may not be launched in a timely manner, meet applicable regulatory standards, successfully compete with other technologies and available tests, avoid infringing the proprietary rights of others, achieve coverage and adequate reimbursement from third-party payors, be capable of performance at commercial levels and at reasonable costs, be successfully marketed or achieve sufficient market acceptance for us to recoup our time and capital investment in the development of the test. Any failure to successfully develop, market and sell new tests could negatively impact our ability to attract and retain customers and our revenue and prospects.

Actual or attempted security breaches, loss of data and other disruptions could compromise sensitive information related to our business or to patients or prevent us from accessing critical information, any of which could expose us to liability and adversely affect our business and our reputation.

In the ordinary course of our business, we and a third-party billing and collections provider we have engaged generate, collect and store sensitive data, including protected health information, or PHI, personally identifiable information, intellectual property and proprietary information and other business-critical information, such as research and development data, commercial information and business and financial information. We manage and maintain the data we generate, collect and store utilizing a combination of on-site systems and managed data center systems. We also communicate sensitive patient data when we deliver reports summarizing test results to our customers, which we deliver via our online encrypted web portal, encrypted email or fax or overnight courier. We face a number of risks related to protecting this information, including loss of access, inappropriate disclosure, unauthorized modification and inability to adequately implement protective controls.

The secure processing, storage, maintenance and transmission of this information are vital to our operations and business strategy, and we devote significant resources to protecting the confidentiality and integrity of this information. Although we have implemented security measures designed to protect sensitive information from unauthorized access, use or disclosure, our information technology and infrastructure and that of our third-party billing and collections provider could fail, be inadequate or vulnerable to attacks by hackers or viruses or be breached due to employee error, malfeasance or other disruptions. A breach or interruption could compromise our information systems and the information we store could be accessed by unauthorized parties, manipulated, publicly disclosed, lost or stolen. Any such unauthorized access, manipulation, disclosure or other loss of information could result in legal claims or proceedings and could result in liability or penalties under federal and state laws that protect the privacy of personal information, discussed below under “—We are subject to broad legal requirements regarding the information we test and analyze, and any failure to comply with these requirements could result in harsh penalties, damage our reputation and materially harm our business.” Additionally, unauthorized access, manipulation, loss or dissemination could significantly damage our reputation and disrupt our operations, including our ability to perform our tests, analyze and provide test results, bill customers or other payors, process claims for reimbursement, provide customer service, conduct research and development activities, collect, process, and prepare company financial information, conduct education and outreach activities and manage the administrative aspects of our business, any of which could adversely affect our business.

The loss of any member of our senior management team could adversely affect our business.

Our success depends in large part upon the skills, experience and performance of our executive management team and others in key leadership positions, especially Ming Hsieh, our founder, Chief Executive Officer and Chairman of our board of directors, and Dr. Gao, our Chief Scientific Officer and Lab Director. The continued efforts of these persons will be critical to us as we continue to develop our technologies and test processes and focus on growing our business. If we lose one or more key executives, we could experience difficulties maintaining our operations, including delivering reports to customers after review and approval by a licensed and qualified laboratory director, competing effectively, advancing our technologies, developing new tests and implementing our business strategies. All of our executives and employees, including Mr. Hsieh and Dr. Gao, are at-will, which means that either we or the executive or employee may terminate their employment at any time. We do not carry key man insurance for any of our executives or other employees. In addition, we do not have a long-term retention agreement in place with any of our executives or key employees.

We rely on highly skilled personnel in a broad array of disciplines, and if we are unable to hire, retain or motivate these individuals, we may not be able to maintain the quality of our tests or grow effectively.

Our performance, including our research and development programs and laboratory operations, largely depends on our continued ability to identify, hire, train, motivate and retain highly skilled personnel for all areas of our organization, including biostatisticians, geneticists, software engineers, laboratory directors and specialists, sales and marketing experts and other scientific, technical and managerial personnel. Competition in our industry for qualified executives and other employees is intense and we may not be able to attract or retain the qualified personnel we need to execute our business plans due to high levels of competition for these personnel among our competitors, other life science businesses, universities and public and private research institutions. In addition, our compensation arrangements may not be successful in attracting new employees and retaining and motivating our existing employees. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that could adversely affect our ability to expand our business and support our clinical laboratory operations and our sales and marketing and research and development efforts, which would negatively affect our prospects for future growth and success.

Any inability to obtain additional capital in the future when needed and on acceptable terms may limit our ability to execute our business plans.

We expect our capital expenditures and operating expenses to increase over the next several years as we seek to expand our infrastructure, sales and marketing and other commercial operations and research and development activities. We may seek to raise additional capital through securities offerings, credit facilities or other debt financings, asset sales or collaborations or licensing arrangements. Additional funding may not be available to us when needed, on acceptable terms or at all. If we raise funds by issuing equity securities, our existing stockholders could experience substantial dilution. Additionally, any preferred equity securities we issue could provide for rights, preferences or privileges senior to those of our common stock, and our issuance of any additional equity securities, or the possibility of such an issuance, could cause the market price of our common stock to decline. The terms of any debt securities we issue or borrowings we incur, if available, could impose significant restrictions on our operations, such as limitations on our ability to incur additional debt or issue additional equity or other operating restrictions that could adversely affect our ability to conduct our business, and would result in increased fixed payment obligations. In the event that we seek to sell assets or enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms or relinquish or license to a third party our rights to important or valuable technologies or tests we may otherwise seek to develop ourselves. Moreover, we may incur substantial costs in pursuing future capital, including investment banking, legal and accounting fees, printing and distribution expenses and other costs. If we are not able to secure funding if and when needed and on reasonable terms, we may be forced to delay, reduce the scope of or eliminate one or more sales and marketing initiatives, research and development programs or other growth plans or strategies. In addition, we may be forced to work with a partner on one or more aspects of our tests or market development programs or initiatives, which could lower the economic value of these tests, programs or initiatives to our company. Any such outcome could significantly harm our business, performance and prospects.

We may acquire businesses or assets, form joint ventures, make investments in other companies or technologies or establish other strategic relationships that could harm our operating results, dilute our stockholders’ ownership or cause us to incur debt or significant expense.

As part of our business strategy, we may pursue acquisitions of complementary businesses or assets, investments in other companies, technology licensing arrangements, joint ventures or other strategic relationships, including relationships with pharmaceutical companies to further develop our pharmacogenomics opportunities. As an organization, we have limited experience with respect to acquisitions, investments or the formation of strategic relationships or joint ventures. If we make acquisitions in the future, we may not be able to successfully integrate the acquired businesses or technologies into our existing business, we could assume unknown or contingent liabilities and we could be forced to record significant write-offs or incur debt as a result of the acquisitions, any of which could harm our operating results. Further, integration of an acquired business or technology could involve significant difficulties, and could require management and capital resources that otherwise would be available for ongoing development of our existing business or pursuit of other opportunities. If we pursue relationships with pharmaceutical companies, our ability to establish and maintain these relationships could be challenging due to several factors, including competition with other genetic testing companies and internal and external constraints placed on pharmaceutical organizations that limit the number and type of relationships they can establish with companies like ours. Moreover, we may not be able to identify or complete any acquisition, investment, technology license, joint venture or strategic relationship in a timely manner, on a cost-effective basis or at all, and we may not realize the anticipated benefits of any such transaction sufficiently to recoup our costs.

To finance any acquisitions, investments, joint ventures or strategic relationships, we may seek to raise additional funds through securities offerings, credit facilities, asset sales or collaborations or licensing arrangements. Each of these methods of fundraising is subject to a variety of risks, including those discussed above under “—Any inability to obtain additional capital when needed and on acceptable terms in the future may limit our ability to execute our business plans.” For example, we may seek to fund these transactions with issuances of our capital stock, even if the price of our common stock is low or volatile, which would involve risks associated with capital-raising equity offerings, including dilution to existing stockholders and the possible decline of the market price of our common stock. Further, additional funds from capital-raising transactions may not be available when needed, on acceptable terms or at all. Any inability to fund any acquisitions, investments or strategic relationships we pursue could cause us to forfeit opportunities we believe to be promising or valuable, which could harm our prospects.

We depend on our information technology systems and any failure of these systems, due to hardware or software failures, delays in operation, failures to implement new or enhanced systems or cybersecurity breaches, could harm our business.

We depend on information technology and telecommunications systems for significant elements of our operations, such as our laboratory information management systems, including test validation, specimen tracking and quality control; our bioinformatics analytical software systems; our expansive reference library of information relating to genetic variants and their role in disease; personal information storage, maintenance and transmission, our customer-facing web-based software and customer service functions; our report production systems; and our billing and reimbursement, research and development, scientific and medical data analysis; and our general administrative activities, including disclosure controls, internal control over financial reporting and other public reporting functions. In addition, our third-party service providers depend on technology and telecommunications systems in order to provide contracted services for us. Now that we are a public company, we expect we will need to continue to expand and strengthen a number of enterprise software systems that affect a broad range of business processes and functions, particularly if and as our operations grow, including, for example, systems handling human resources, financial and other disclosure controls and reporting, customer relationship management, regulatory compliance, security controls and other infrastructure functions.

Information technology and telecommunications systems are vulnerable to disruption and damage from a variety of sources, including power outages and other telecommunications or network failures, natural disasters, the outbreak of war or acts of terrorism. Moreover, despite network security and back-up measures, our servers and other electronic systems are potentially vulnerable to cybersecurity breaches, such as physical or electronic break-ins, computer viruses and similar disruptive events. Despite the precautionary measures we have taken to detect and prevent or solve problems that could affect our information technology and telecommunications systems, there may be significant downtime or failures of these systems or those used by our third-party service providers. Any such downtime or failure could prevent us from conducting tests, preparing and providing reports to customers, billing payors, handling customer inquiries, conducting research and development activities, maintaining our financial and disclosure controls and other reporting functions and managing the administrative aspects of our business. Moreover, any such downtime or failure could force us to transfer data collection operations to an alternate provider of server-hosting services, which could involve significant costs and could result in further delays in our ability to conduct tests, deliver reports to our customers and otherwise manage our operations. Further, although we carry property and business interruption insurance, the coverage may not be adequate to compensate for all losses that may occur in the event of system downtime or failure. Any such disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have a material adverse effect on our business and our reputation.

Additionally, if and as our business grows, we will need to continually improve and expand the scope of our technology systems in order to maintain adequate systems for the scale of our operations. Any failure to make such improvements or any significant delay in the planned delivery of new systems or system enhancements could render our systems obsolete or inadequate, in which case our service to our customers and our other business activities could suffer and we could be more vulnerable to electronic breaches from outside sources.

We rely on commercial courier delivery services to transport specimens to our laboratory facility in a timely and cost-efficient manner, and if these delivery services are disrupted, our business would be harmed.

Our business depends on our ability to quickly and reliably deliver test results to our customers. Specimens are typically received within days for analysis at our Temple City, California laboratory. Disruptions in delivery service, whether due to labor disruptions, bad weather, natural disasters, terrorist acts or threats or for other reasons, could adversely affect specimen integrity and our ability to process specimens in a timely manner and otherwise service our customers, and ultimately our reputation and our business. In addition, if we are unable to continue to obtain expedited delivery services on commercially reasonable terms, our operating results may be adversely affected.

Regulatory Risks

Any changes in laws, regulations or the enforcement discretion of the FDA with respect to the marketing of diagnostic products, or violations of laws or regulations by us, could adversely affect our business, prospects, results of operations or financial condition.

The laws and regulations governing the marketing of diagnostic products are evolving, extremely complex and in many instances, there are no significant regulatory or judicial interpretations of these laws and regulations. Pursuant to its authority under the federal Food, Drug, and Cosmetic Act, or FDC Act, the FDA has jurisdiction over medical devices, including our tests. Among other things, pursuant to the FDC Act and its implementing regulations, the FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, premarket clearance or approval, marketing and promotion, and sales and distribution of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In addition, the FDA regulates the import and export of medical devices.

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

Our industry and our operations are heavily regulated by various federal, state, local and foreign laws and regulations, and the regulatory environment in which we operate could change significantly and adversely in the future. These laws and regulations currently include, among others:

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
•

state laws that prohibit other specified healthcare practices, such as billing physicians for tests that they order, waiving coinsurance, copayments, deductibles and other amounts owed by patients, business corporations practicing medicine or employing or engaging physicians to practice medicine and billing a state Medicaid program at a price that is higher than what is charged to one or more other payors;

•	the federal Foreign Corrupt Practices Act, or FCPA, and applicable foreign anti-bribery laws;
•	federal, state and local regulations relating to the handling and disposal of regulated medical waste, hazardous waste and biohazardous waste and workplace safety for healthcare employees;
•

laws and regulations relating to health and safety, labor and employment, public reporting, taxation and other areas applicable to businesses generally, all of which are subject to change, including, for example, the significant changes to the taxation of business entities that have been proposed by the current presidential administration and Congress, although there remains a substantial lack of clarity about the likelihood, timing and details of any such tax reform and the impact on our business; and

•	similar foreign laws and regulations that apply to us in the countries in which we operate or may operate in the future.

Future growth of our business generally, as well as, in particular, continued growth of our international business and continued reliance on consultants, commercial partners and other third parties, may increase the potential of violating these laws. In some cases, our risk of violating these or other laws and regulations is further increased because of the lack of their complete interpretation by applicable regulatory authorities or the courts, and their provisions are thus open to a variety of interpretations.

We have adopted policies and procedures designed to comply with these laws and regulations and, in the ordinary course of our business, we conduct internal reviews of our compliance with these laws. Our compliance is also subject to review by applicable government agencies. It is not always possible to identify and deter misconduct by employees, distributors, consultants and commercial partners, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with applicable laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and harm our reputation. If our operations, including the conduct of our employees, consultants and commercial partners, are found to be in violation of any of these laws and regulations, we may be subject to applicable penalties associated with the violation, including administrative, civil and criminal penalties, damages, fines, individual imprisonment, exclusion from participation in federal healthcare programs, refunding of payments received by us and curtailment or cessation of our operations. Any of these consequences could seriously harm our business and our financial results.

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

Intellectual Property Risks

We currently own no patents or patent applications related to our technology platform and rely on trade secret protection, non-disclosure agreements and invention assignment agreements to protect our proprietary information, which may not be effective to protect our proprietary technologies and other information.

We currently rely on trade secret protection, non-disclosure agreements and invention assignment agreements with our employees, consultants and third-parties to protect our confidential and proprietary information. Although our competitors have utilized and are expected to continue to utilize technologies and methods similar to ours and have aggregated and are expected to continue to aggregate libraries of genetic testing information similar to ours, we believe our success will depend in part on our ability to develop proprietary methods and libraries and to defend any advantages afforded to us by such methods and libraries relative to our competitors. If we do not protect our intellectual property and other confidential information adequately, competitors may be able to use our proprietary technologies and information and thereby erode any competitive advantages they provide us.

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent these rights are effectively maintained as confidential. We expect to rely primarily on trade secret and contractual protections for our confidential and proprietary information and we have taken security measures to protect this information. These measures, however, may not provide adequate protection for our trade secrets, know-how or other confidential information. Among other things, we seek to protect our trade secrets and other confidential information by entering into confidentiality agreements with employees, consultants and other third parties. These confidentiality agreements may not sufficiently safeguard our trade secrets and other confidential information and may not provide adequate remedies in the event of unauthorized use or disclosure of this information. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret or other proprietary information could be difficult, expensive and time-consuming and the outcome could be unpredictable. In addition, trade secrets or other confidential information could otherwise become known or be independently developed by others in a manner that could prevent legal recourse by us. If any of our trade secrets or other confidential or proprietary information were to be disclosed or misappropriated or if any such information was independently developed by a competitor, our competitive position could be harmed and our business could suffer.

Litigation or other proceedings or third-party claims of intellectual property infringement or misappropriation could require us to spend significant time and money and could prevent us from selling our tests.

We believe our commercial success will depend in part on our ability to avoid infringement of patents and other proprietary rights owned by third parties, including the intellectual property rights of competitors. There are numerous U.S. and foreign patents and pending patent applications and other intellectual property rights that cover technologies relevant to genetic testing, all of which are owned by third parties. We may be unaware of patents or other intellectual property rights that a third-party might assert are infringed by our business and there may be patent applications that, if issued, could be asserted against us. As a result, our existing or future operations may be alleged or found to infringe existing or future patents or other intellectual property rights of others. As we continue to sell our existing tests and if we launch new tests and enter new markets, competitors may claim that our tests infringe or misappropriate their intellectual property rights as part of strategies designed to impede our existing operations or our entry into new markets.

If a patent infringement or misappropriation of intellectual property lawsuit were brought against us, we could be forced to discontinue or delay our development or sales of any tests or other activities that are the subject of the lawsuit while it is pending. Additionally, defense against these claims, regardless of their merit, could cause us to incur substantial expenses, be a substantial diversion to our management and other employee resources and significantly harm our reputation. In the event of a successful claim of infringement against us, we could be forced to pay substantial damages, including treble damages and attorneys’ fees if we were found to have willfully infringed patents; obtain one or more licenses, which may not be available when needed, on commercially reasonable terms or at all; pay royalties, which may be substantial; or redesign any infringing tests or other activities, which may be impossible or require substantial time and expense. Further, third parties making claims against us for infringement or misappropriation of their patents or other intellectual property rights could seek and obtain injunctive or other equitable relief, which, if granted, could prohibit us from performing our tests. Any of these outcomes could delay our introduction of new tests, significantly increase our costs or prevent us from conducting certain of our essential activities, which could materially adversely affect our ability to operate and grow our business.

Developments in patent law could have a negative impact on our business.

From time to time, the U.S. Supreme Court, other federal courts, the U.S. Congress or the U.S. Patent and Trademark Office, or USPTO, may change the standards of patentability, and any such changes could have a negative impact on our business.

Three cases involving diagnostic method claims and “gene patents” have been decided by the Supreme Court in recent years. In March 2012, the Supreme Court issued a decision in Mayo Collaborative v. Prometheus Laboratories, or Prometheus, a case involving patent claims directed to optimizing the amount of drug administered to a specific patient, holding that the applicable patents’ claims failed to incorporate sufficient inventive content above and beyond mere underlying natural correlations to allow the claimed processes to qualify as patent-eligible processes that apply natural laws. In June 2013, the Supreme Court decided Association for Molecular Pathology v. Myriad Genetics, or Myriad, a case challenging the validity of patent claims relating to the breast cancer susceptibility genes BRCA1 and BRCA2, holding that isolated genomic DNA that exists in nature, such as the DNA constituting the BRCA1 and BRCA2 genes, is not patentable subject matter, but that cDNA, which is an artificial construct created from RNA transcripts of genes, may be patent eligible. In June 2014, the Supreme Court decided Alice Corporation Pty. Ltd. v. CLS Bank International, or Alice, which affirmed the Prometheus and Myriad decisions and provided additional interpretation.

If we make efforts to seek patent protection for our technologies and tests, these efforts may be negatively impacted by the Prometheus, Myriad and Alice decisions, rulings in other cases or guidance or procedures issued by the USPTO. However, we cannot fully predict the impact of the Prometheus, Myriad and Alice decisions on the ability of genetic testing, biopharmaceutical or other companies to obtain or enforce patents relating to DNA, genes or genomic-related discoveries in the future, as the contours of when claims reciting laws of nature, natural phenomena or abstract ideas may meet patent eligibility requirements are not clear and may take years to develop via interpretation at the USPTO and in the courts. There are many previously issued patents claiming nucleic acids and diagnostic methods based on natural correlations that issued before these recent Supreme Court decisions and, although many of these patents may be invalid under the standards set forth in these decisions, they are presumed valid and enforceable until they are successfully challenged, and third parties holding these patents could allege that we infringe or request that we obtain a license under the patents. Whether based on patents issued before or after these Supreme Court decisions, we could be forced to defend against claims of patent infringement or obtain license rights, if available, under these patents. In particular, although the Supreme Court has held in Myriad that isolated genomic DNA is not patent-eligible subject matter, third parties could allege that our activities infringe other classes of gene-related patent claims. There are numerous risks associated with any patent infringement claim that may be brought against us, as discussed above under “—Litigation or other proceedings or third-party claims of intellectual property infringement or misappropriation could require us to spend significant time and money and could prevent us from selling our tests.”

In addition, the Leahy-Smith America Invents Act, or America Invents Act, which was signed into law in 2011, includes a number of significant changes to U.S. patent law. These changes include a transition from a “first-to-invent” system to a “first-to-file” system, changes to the way issued patents are challenged and changes to the way patent applications are disputed during the examination process. These changes may favor larger and more established companies that have greater resources to devote to patent application filing and prosecution. The USPTO has developed new regulations and procedures to govern the full implementation of the America Invents Act, but the impact of the America Invents Act on the cost of prosecuting any patent applications we may file, our ability to obtain patents based on our discoveries if we pursue them and our ability to enforce or defend any patents that may issue remains uncertain.

These and other substantive changes to U.S. patent law could affect our susceptibility to patent infringement claims and our ability to obtain any patents we may pursue, and if obtained, to enforce or defend them, any of which could have a material adverse effect on our business.

We may not be able to enforce our intellectual property rights outside the United States.

The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant challenges in establishing and enforcing their proprietary rights outside the United States. These challenges can be caused by the absence of rules and methods for the establishment and enforcement of intellectual property rights in certain jurisdictions. In addition, the legal systems of some countries, particularly developing countries, do not favor the enforcement of certain intellectual property protection, especially relating to healthcare. These aspects of many foreign legal systems could make it difficult for us to stop the misappropriation of our intellectual property rights in these jurisdictions. Moreover, changes in the law and legal decisions by courts in foreign countries could affect our ability to obtain adequate protection for our technologies and enforce our intellectual property rights. As a result, our efforts to protect and enforce our intellectual property rights in foreign countries may ultimately prove inadequate, in which case our ability to remain competitive and grow our business and revenue could be materially harmed.

Third parties may assert that our employees or consultants have wrongfully used or disclosed confidential information or misappropriated trade secrets.

We employ individuals who were previously employed at universities and biometric solution, genetic testing, diagnostic or other healthcare companies, including our competitors or potential competitors. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees or consultants have inadvertently or otherwise used or disclosed intellectual property rights, including trade secrets or other proprietary information, of a former employer or other third-party. Further, we may become subject to ownership disputes in the future arising from, for example, conflicting obligations of consultants or others who are involved in developing our and other parties’ technologies and intellectual property rights. Litigation may be necessary to defend against these claims, should they arise. If we fail in defending against any such claims, we could be subject to monetary damages and the loss of valuable intellectual property rights or personnel. Even if we are successful in defending against any such claims, litigation could result in substantial costs, distract management and other employees and damage our reputation.

Public Company Risks

We are incurring increased costs and demands as a result of compliance with laws and regulations applicable to public companies.

As a public company, we are experiencing significant additional demands that we did not experience as a private company. For example, the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley Act, and related and other rules implemented by the SEC and The NASDAQ Stock Market LLC, or NASDAQ, impose a number of requirements on public companies that are not applicable to private companies, including with respect to corporate governance practices. For instance, as a result of becoming a public company, a majority of our directors are required to be independent and we are required to maintain audit and compensation committees comprised solely of independent directors, maintain a variety of corporate governance policies, adopt and maintain policies regarding internal controls and disclosure controls and procedures and prepare reports on our internal control over financial reporting. Until completion of our reorganization from a limited liability company to a corporation, we operated without a board of directors under the direction of Mr. Hsieh, who served as the Manager of our predecessor Fulgent LLC. Further, the SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance, including pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, which was enacted in July 2010. There are significant corporate governance and executive compensation-related disclosure and other provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas.

Moreover, compliance with the rules and regulations applicable to public companies has increased our legal, accounting and financial compliance costs. For instance, we have hired additional personnel for, and devoted more resources to, our financial reporting functions since becoming a public company, and these needs will increase if our operations grow. Additionally, if we grow as anticipated, we will need to implement new and more sophisticated financial and accounting systems and adopt additional procedures for financial reporting in order to continue to meet our obligations as a public company. Any transition of accounting systems can be expensive and can result in delays in our ability to process and report transactions in a timely manner. Our management and other personnel will need to continue to devote significant attention to maintaining our compliance with these obligations, which is time-consuming and expensive. If these requirements divert the attention of our management and personnel from other aspects of our business or if they require substantial costs, our business, financial condition and results of operations could be adversely affected. We also expect that, as a public company, it will be more expensive for us to attract and compensate qualified directors and officers and obtain adequate director and officer liability insurance at a reasonable cost to us.

If we are unable to maintain effective internal control over financial reporting, investors could lose confidence in the accuracy and completeness of our reported financial information and the market price of our common stock could decline.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for 2017, provide a management report on our internal control over financial reporting. Although we have started to implement the systems and processes necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act, additional work remains to establish adequate systems, processes and controls. Further, once established, we will need to maintain these systems, processes and controls and enhance them if and as we grow and we may need to hire additional personnel and devote more resources to our financial reporting function in order to do so.

During the process of evaluating our internal controls, if we identify one or more material weaknesses, we may not detect errors on a timely basis and our financial statements may be materially misstated, and our management will be unable to conclude that our internal control over financial reporting is effective. Moreover, when we are no longer an emerging growth company, our independent registered public accounting firm will be required to issue an attestation report on the effectiveness of our internal control over financial reporting. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed.

If we are unable to conclude that our internal control over financial reporting is effective, or when we are no longer an emerging growth company, our auditors were to express an adverse opinion on the effectiveness of our internal control over financial reporting because one or more material weaknesses had been identified or if internal control deficiencies result in the restatement of our financial results, investors could lose confidence in the accuracy and completeness of our financial disclosures and the price of our common stock could decline.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

As a result of becoming a public company, we are now subject to the periodic reporting and other requirements of the Exchange Act. We have implemented disclosure controls and procedures designed to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. However, any disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. As a result, because of these inherent limitations in our control system, misstatements or omissions due to error or fraud may occur and may not be detected, which could result in failures to file required reports in a timely manner and filing reports containing incorrect information. Any of these outcomes could result in SEC enforcement actions, monetary fines or other penalties, damage to our reputation and harm to our financial condition and stock price.

We are an emerging growth company and may elect to comply with reduced public company reporting requirements available to emerging growth companies, which could make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or JOBS Act. We will remain an emerging growth company until December 31, 2021, unless our gross revenue exceeds $1.07 billion in any fiscal year before that date, we issue more than $1.0 billion of non-convertible debt in any three-year period before that date or the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of the second fiscal quarter of any fiscal year before that date. As an emerging growth company, we are eligible for exemptions from certain reporting requirements applicable to other public companies, including an exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced financial statement and other financial disclosure requirements in registration statements we file, reduced disclosure obligations regarding executive compensation and exemption from the requirements of holding nonbinding advisory votes on executive compensation and obtaining stockholder approval of any golden parachute payments not previously approved. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions and reduced disclosure requirements, including exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and eligibility for reduced disclosure obligations regarding executive compensation. We have relied on many of these exemptions to date and investors may find our common stock less attractive if we choose to continue to rely on any of these exemptions, in which case there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Prior to the completion of our initial public offering in October 2016, no public market for our common stock existed. An active trading market for our common stock may never develop, or if developed, may not be sustained. Further, as of November 1, 2017, Mr. Hsieh, our founder, Chief Executive Officer and Chairman of our board of directors, beneficially owned approximately 43.8% of our outstanding voting equity. As a result, fewer shares are actively traded in the public market, which reduces the liquidity of the market for our common stock. The lack of an active trading market could impair your ability to sell your shares at the time you wish to sell them or at a price you consider reasonable. Further, an inactive trading market may impair our ability to raise capital in the future by selling shares of our common stock and may impair our ability to enter into strategic relationships or acquire companies or technologies using shares of our common stock as consideration.

Our common stock is listed on the NASDAQ Global Market under the symbol “FLGT.” If we fail to satisfy the continued listing standards of NASDAQ, however, we could be de-listed, which would negatively impact the price and liquidity of our common stock.

The price of our common stock may be volatile and you could lose all or part of your investment.

The trading price of our common stock has experienced, and may continue to experience, wide fluctuations and significant volatility. This volatility may be exacerbated by the relatively small and illiquid market for our common stock since the completion of our initial public offering in October 2016. Other factors that may contribute to this volatility include, among others:

•	actual or anticipated fluctuations in our operating results;
•	competition from existing tests or new tests that may emerge;
•	failures to meet or exceed financial estimates and projections of the investment community or guidance we have provided to the public;
•	issuance of new or updated research or reports by securities analysts or changed recommendations for our common stock;
•	announcements by us or our competitors of significant acquisitions, investments, strategic relationships, joint ventures, collaborations or capital commitments;
•	the timing and amount of our investments in our business and the market’s perception of these investments and their impact on our prospects;
•	actual or anticipated changes in laws or regulations applicable to our business or our tests;
•	additions or departures of key management or other personnel;
•	changes in coverage and reimbursement by current or potential payors;

•	inability to obtain additional funding as and when needed on reasonable terms;
•	disputes or other developments with respect to our or others’ intellectual property rights;
•	product liability claims or other litigation;
•	sales of our common stock by us or our stockholders;
•

general economic, political, industry and market conditions, including factors not directly related to our operating performance or the operating performance of our competitors, such as increased uncertainty in the U.S. regulatory environment for healthcare, trade and tax-related matters following the results of the 2016 U.S. presidential election; and

•	the other risk factors discussed in this report.

In addition, the stock market in general, and the market for the stock of companies in the life sciences and technology industries in particular, has experienced extreme price and volume fluctuations in recent years that have at times been unrelated or disproportionate to the operating performance of specific companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against the company. This type of litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Our principal stockholders and management own a significant percentage of our capital stock and are able to exert significant control over matters subject to stockholder approval.

As of November 1, 2017, our executive officers, directors, holders of 5% or more of our outstanding voting equity and their respective affiliates collectively beneficially owned approximately 70% of our outstanding voting equity, and Mr. Hsieh, our founder, Chief Executive Officer and Chairman of our board of directors, beneficially owned approximately 43.8% of our outstanding voting equity. As a result, these stockholders have the ability to control matters submitted to our stockholders for approval, including elections of directors, amendments to our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers to acquire our common stock that you may feel are in your best interest as one of our stockholders, as the interests of these stockholders may not coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of all stockholders. Further, this concentration of ownership could adversely affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could cause the price of our common stock to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that such sales are pending or could occur, could reduce the market price of our common stock. As of November 1, 2017, we had 17,822,988 outstanding shares of common stock. All of these shares are freely tradable without restriction in the public market, subject to certain volume and manner of sale limitations applicable to shares held by our “affiliates,” as that term is defined in the Securities Act.

Moreover, Xi Long, which holds an aggregate of 2,025,623 shares of our common stock, has the right, subject to certain conditions, to include its shares in registration statements we may file for ourselves or other stockholders and to require us to file registration statements covering its shares following May 16, 2019. In addition, as of September 30, 2017, there were 1,238,970 shares of our common stock subject to outstanding equity-based awards and 726,076 additional shares of our common stock reserved for issuance pursuant to future such awards that we may grant under our 2016 Omnibus Incentive Plan. Subject to certain volume and manner of sale limitations applicable to our affiliates and any other applicable legal and contractual limitations, all of these shares are registered under the Securities Act or are otherwise eligible under applicable securities laws for free trading in the public market upon their issuance.

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

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business. As a result, we do not anticipate declaring or paying any cash dividends or other distributions for the foreseeable future. Further, if we were to enter into a credit facility or issue debt securities or preferred equity securities in the future, we may be contractually restricted from paying dividends. If we do not pay dividends, our common stock may be less valuable because stockholders must rely on sales of their common stock after price appreciation, which may never occur, to realize any gains on their investment.

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

Our certificate of incorporation and bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that our stockholders may deem advantageous. These provisions, among other things:

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

•	permit only our board of directors to establish the number of directors and fill vacancies on the board of directors, except as may be required by law;
•	permit our board of directors to amend our bylaws, subject to the power of our stockholders to repeal any such amendment;
•	do not permit cumulative voting on the election of directors; and
•	establish advance notice requirements for stockholders to propose nominees for election as directors or matters to be acted upon at annual meetings of stockholders.

In addition, we are subject to Section 203 of the Delaware General Corporation Law, or DGCL, which imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock. Section 203 may have the effect of discouraging, delaying or preventing a change in control of our company.

Holders of our common stock could be adversely affected if we issue preferred stock.

Pursuant to our certificate of incorporation, our board of directors is authorized to issue up to 1,000,000 shares of preferred stock without any action by our stockholders. Our board of directors also has the power, without stockholder approval, to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. In the event that we issue preferred stock in the future that has preferences over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock that is convertible into our common stock at greater than a one-to-one ratio, the voting and other rights of the holders of our common stock or the market price of our common stock could be adversely affected.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a judicial forum they consider favorable for disputes with us or our directors, officers or other employees.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for:

•	any derivative action or proceeding brought on our behalf;
•	any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or to our stockholders;
•	any action asserting a claim against us arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws; and
•	any action asserting a claim against us governed by the internal affairs doctrine.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to this provision of our certificate of incorporation. This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

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

To date, we have used $2.5 million of the net proceeds from the IPO, all of which was used for contributions to our joint venture, FF Gene Biotech, made during the third quarter of 2017 in partial satisfaction of our contribution obligations under the joint venture cooperation agreement. All other net proceeds from the IPO are invested in short-term, investment-grade, interest-bearing securities, such as money market accounts, certificates of deposit, commercial paper and guaranteed obligations of the U.S. government. There has been no material change in the planned use of proceeds from the IPO from that described in the Prospectus.

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

FULGENT GENETICS, INC.

Date: November 13, 2017	By:	/s/ Ming Hsieh
Ming Hsieh
President, Chief Executive Officer (principal executive officer)

Date: November 13, 2017	By:	/s/ Paul Kim
Paul Kim
Chief Financial Officer (principal financial and accounting officer)