Form 10-K
period 2017-12-31
Fulgent Genetics, Inc.
filed 2018-03-20
CIK 1674930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number 001-37894

FULGENT GENETICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-2621304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4978 Santa Anita Avenue Temple City, CA	91780
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (626) 350-0537

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The Nasdaq Stock Market (Nasdaq Global Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES  ☐   NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   YES  ☐   NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒   NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒   NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company Emerging growth company	☒ ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐   NO  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2017 (computed by reference to the price at which the registrant’s common stock was last sold on such date, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the Nasdaq Global Market) was approximately $33.7 million.  For purposes of this calculation, it has been assumed that all shares of the registrant’s common stock held by directors, executive officers and persons beneficially owning 10% or more of the registrant’s common stock are held by affiliates; however, the treatment of these persons as affiliates for purposes of this calculation is not, and shall not be considered, a determination as to whether such persons are affiliates of the registrant for any other purpose.

As of March 1, 2018, there were 17,866,870 outstanding shares of the registrant’s common stock.

Portions of the registrant’s definitive proxy statement for its 2018 annual meeting of stockholders are incorporated by reference in Part III of this report.

TABLE OF CONTENTS

Page
Cautionary Note Regarding Forward-Looking Statements	i

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are statements other than historical facts and relate to future events or circumstances or our future performance, and they are based on our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes identify forward-looking statements.

The forward-looking statements in this report include statements about, among other things:

•	developments, projections and trends relating to us, our competitors and our industry;
•	our strategic plans for our business;
•	our operating performance, including our ability to achieve equal or higher levels of revenue, stabilize the historical fluctuations in our performance and achieve or grow profitability;
•	the rate and degree of market acceptance and adoption of our tests and genetic testing generally and other anticipated trends in our industry;
•	our ability to remain competitive, particularly if the genetic testing market continues to expand and competition becomes more acute;
•	our ability to continue to expand the number of genes covered by our tests and introduce other improvements to our tests;
•

our continued ability to offer affordable pricing for our tests, in spite of recent price degradation in our industry, and our ability to maintain the low internal costs of our business model and record acceptable margins on our sales;

•	our ability to strengthen our existing base of hospital and medical institution customers by maintaining or increasing demand from these customers;
•	our ability to grow and diversify our customer base, including our plans to target new institutional and individual customer groups;
•

the level of success of our efforts to increase our global presence, including strengthening relationships with existing and new international customers and establishing other types of arrangements, including our joint venture in the People’s Republic of China, or PRC, or other international joint venture or distributor relationships we may pursue;

•	the impact on our business of our recent investments in building and restructuring our sales and marketing strategies and teams, and our plans for future sales and marketing efforts;
•	advancements in technology by us and our competitors;
•

our ability to effectively manage any growth we may experience, including expanding our infrastructure, developing increased efficiencies in our operations and hiring additional skilled personnel in order to support any such growth;

•	developments with respect to U.S. and foreign regulations applicable to our business, and our ability to comply with these regulations;
•	our ability to obtain and maintain coverage and adequate reimbursement for our tests;
•

the state of the U.S. and foreign healthcare markets, including the role of governments in the healthcare industry generally and pressures or incentives to reduce healthcare costs while expanding individual benefits, as well as the impact of general uncertainty in the U.S. healthcare regulatory environment following the results of the 2016 U.S. presidential election;

•	our ability to attract, retain and motivate key scientific and management personnel;
•	our expectations regarding our ability to obtain and maintain protection of our trade secrets and other intellectual property rights and not infringe the rights of others;
•	our expectations regarding our future expense levels and our ability to appropriately forecast and plan our expenses;
•	our expectations regarding our future capital requirements and our ability to obtain additional capital if and when needed; and
•	the impact of the above factors and other future events on the market price of our common stock.

i

These forward-looking statements are subject to a number of risks and uncertainties, including, among others, those described under Item1A. “Risk Factors” and elsewhere in this report. Moreover, we operate in a competitive and rapidly evolving industry and new risks emerge from time to time. It is not possible for us to predict all of the risks we may face, nor can we assess the impact of all factors on our business or the extent to which any factor or combination of factors could cause actual results to differ from our expectations. In light of these risks and uncertainties, the forward-looking events and circumstances described in this report may not occur, and actual results could differ materially and adversely from those described in or implied by any forward-looking statements we make. Although we have based our forward-looking statements on assumptions and expectations we believe are reasonable, we cannot guarantee future results, levels of activity, performance or achievements or other future events. As a result, forward-looking statements should not be relied on or viewed as predictions of future events, and this report should be read with the understanding that our actual future results, levels of activity, performance and achievements or other future events may be materially different than what we currently expect.

The forward-looking statements in this report speak only as of the date of this document, and except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

We qualify all of our forward-looking statements by this cautionary note.

* * * * * * *

This report reflects the completion of the Reorganization, as defined and described below, on September 30, 2016. Pursuant to the Reorganization, Fulgent Therapeutics LLC became a wholly owned subsidiary of the registrant, Fulgent Genetics, Inc. As used in this report, unless the context otherwise requires, (i) the term “Fulgent LLC” refers to Fulgent Therapeutics LLC, (ii) the term “Fulgent Inc.” refers to Fulgent Genetics, Inc. and (iii) the terms “Fulgent,” the “company,” “we,” “us” and “our” refer, for periods prior to completion of the Reorganization, to Fulgent LLC and, for periods after completion of the Reorganization, to Fulgent Inc. and its consolidated subsidiaries after giving effect to the Reorganization. Following the Reorganization, Fulgent Inc. is a holding company with no material assets other than 100% of the equity interests in its subsidiaries, including Fulgent LLC, and Fulgent LLC is considered Fulgent Inc.’s predecessor for accounting purposes and Fulgent LLC’s financial statements for all periods prior to completion of the Reorganization constitute Fulgent Inc.’s historical financial statements. In this report, Fulgent LLC’s equity interests are referred to as “units” and Fulgent LLC’s equity holders are referred to as “members.”

We own registered or unregistered trademark rights to Fulgent® and our company name and logo. Any other service marks, trademarks and trade names appearing in this report are the property of their respective owners. We do not use the ® or ™ symbol in each instance in which one of our trademarks appears in this report, but this should not be construed as any indication that we will not assert our rights thereto to the fullest extent under applicable law.

ii

PART I

Item 1. Business.

Overview

We are a growing technology company with an initial focus on offering comprehensive genetic testing to provide physicians with clinically actionable diagnostic information they can use to improve the quality of patient care. We have developed a proprietary technology platform that allows us to offer a broad and flexible test menu and continually expand and improve our proprietary genetic reference library, while maintaining accessible pricing, high accuracy and competitive turnaround times. Combining next generation sequencing, or NGS, with our technology platform, we perform full-gene sequencing with deletion/duplication analysis in single-gene tests; pre-established, multi-gene, disease-specific panels; and customized panels that can be tailored to meet specific customer needs. We believe our test menu offers more genes for testing than our competitors in today’s market, which enables us to provide expansive options for test customization and clinically actionable results. After launching our first commercial genetic tests in 2013, we have expanded our test menu to include approximately 18,000 single-gene tests and more than 850 panels that collectively test for approximately 7,700 genetic conditions, including various cancers, cardiovascular diseases, neurological disorders and pediatric conditions.

Genetic testing offers the possibility of early identification of a disease or a genetic predisposition to a disease and enhanced disease treatment and prognosis. As a result, we believe widespread genetic testing could enable significant health improvements and healthcare cost reductions. Due to these and other potential benefits, genetic testing has experienced significant growth in recent years. If this growth trend continues, we believe genetic testing could become a more accepted part of standard medical care and the knowledge of a person’s unique genetic makeup could begin to play a more important role in the practice of medicine. We believe this growth has been tempered, however, because many tests are prohibitively expensive, are produced through inefficient processes and often do not result in clinically actionable data. Through our technology platform, we have developed an offering that we believe addresses these industry challenges and provides a sustainable competitive advantage, both in today’s genetic testing market and if we seek to implement new diagnostic tools in the future.

Our technology platform, which integrates sophisticated data comparison and suppression algorithms, adaptive learning software, advanced genetic diagnostics tools and integrated laboratory processes, allows us to offer a test menu with expansive genetic coverage. We believe the comprehensive data output and high detection rates of our tests, both made possible by this expansive genetic coverage, provide physicians with information they can readily incorporate into treatment decisions for their patients, which we refer to as clinical actionability. In addition, our technology platform facilitates our ability to perform customized genetic tests using our expansive library of genes, and we believe this flexibility increases the utility of the genetic data we produce. Further, our technology platform provides us with operating efficiencies that help lower our internal costs, which allows us to offer our tests at accessible price points. As a result, our efforts to build and continually enhance our technology platform allow us to deliver comprehensive, adaptable, clinically actionable and affordable genetic analysis while maintaining a low cost per billable test, enabling us to efficiently meet the needs of our growing base of customers. These features of our offering have resulted in rapid volume growth since our commercial launch, with 16,578 billable tests delivered in 2017, 12,507 billable tests delivered in 2016, and an aggregate of over 36,903 billable tests delivered to approximately 750 customers from inception through December 31, 2017.

Genetic Testing Industry

Genetic testing identifies mutations in genes or chromosomal abnormalities. The results of genetic tests can be used to confirm or rule out a diagnosis of a suspected genetic condition, to predict a person’s likelihood of developing a genetic condition, and to improve the selection and implementation of drug treatment programs targeting specific diseases.

The availability and accessibility of genetic testing has grown significantly in recent years, due in large part to improvements in testing technologies, particularly next generation sequencing. NGS technology, a relatively new genetic testing technique that enables millions of DNA fragments to be sequenced in parallel, has dramatically lowered the cost and improved the quality of genetic testing. As technology advances continue to drive costs down and improve testing quality, the availability and accessibility of genetic tests is expected to continue to accelerate. This expansion of testing availability and accessibility, as well as a growing and aging population, increasing overall incidence of disease, innovations in genomic medicine that enable the selection and implementation of drug treatment programs based on genetic information, or pharmacogenomics, indications of possible relaxations and increased flexibility in the regulatory landscape and other factors, all contribute to expectations of continued growth in the global market for genetic testing.

While adoption of genetic testing has increased in recent years, we believe widespread utilization has been tempered because of certain challenges and barriers to adoption that exist in today’s market. These industry challenges include: the continued high prices of some genetic tests, in spite of declining prices in recent periods; largely inadequate reimbursement options, due to third-party payors’ restrictions on reimbursement to only a narrow subset of genetic tests and certain patients who meet specific criteria; the limited scope of some genetic analysis, which may test only a small portion of the genes in the human genome and thus may fail to diagnose or identify a predisposition to a condition that is linked to mutations in untested genes; inefficient testing processes, which often involve sequential retesting from multiple different laboratories in order to obtain comprehensive results; and the cumbersome and time-consuming nature of test results interpretation, which requires significant expertise and time to review proprietary and publicly available information about individual genetic disorders, genes and variants and understand the implications of genetic mutations that are identified in a genetic test. In addition, the increased competition in our industry in recent years, due in large part to the growth of genetic testing, as well as the cost-saving initiatives on the part of government entities and other third-party payors, have resulted in downward pressure on the price for genetic analysis and interpretation, which have posed challenges to genetic testing laboratories as they seek to maintain both competitive pricing and acceptable revenue levels and margins on test sales. We have approached these competitive and operational industry challenges by building and continually advancing a multi-faceted technology platform that we believe will facilitate our ability to address many of these challenges.

Our Technology Platform

Our technology-driven approach to the challenges facing our industry has resulted in our development of an integrated technology platform featuring the following proprietary tools and processes:

Proprietary Gene Probes

Many genetic testing providers use gene probes in the sequencing process to extract and target specific genomic regions. A gene probe is a single strand of DNA or RNA that has a base sequence complementary to the base sequence of a targeted gene and that binds to this complementary base sequence when introduced during the sequencing process, thereby identifying the presence and location of the targeted gene. Many companies obtain these gene probes from third-party suppliers. We have developed technologies to design and formulate our own proprietary gene probes, which, when combined with our proprietary genetic reference library and publicly available genetic databases, support our ability to sequence DNA regions we believe laboratories using commercial probes cannot sequence and improve the detection rate of our test data. In turn, we believe this enables us to produce clinically actionable results physicians can use to improve care for their patients. In addition, our proprietary gene probes are specifically engineered to generate genetic data optimized for our software, which enables us to rapidly incorporate new genes into our test menu, develop new panels of disease-specific tests and customize tests for our customers. Moreover, once we develop a probe for a new gene, we can efficiently reproduce, validate and assure the quality of that probe under applicable guidelines and standards, which allows us to continuously and rapidly expand our library of genetic content while increasing the breadth of our test menu. Additionally, we believe our probes more effectively enrich the targeted genes to improve the quality of the sequenced data we produce.

Advanced Database Algorithms

After DNA is sequenced using all appropriate equipment and tools, the fully sequenced genes are analyzed in a process known as curation, in which every DNA sequence is aligned with a known reference sequence and differences between the DNA sequence and the reference sequence are identified. These differences, which represent potential genomic alterations, are then compared to publicly available genetic databases and proprietary genetic libraries to identify pathogenic alterations associated with disease or disease risk. We have developed proprietary data comparison and data suppression algorithms to improve and simplify this curation process by highlighting identified pathogenic mutations. Our advanced data comparison algorithms measure DNA sequences from patient specimens against genetic data available from the broader scientific community and our own proprietary reference library of genetic information, which enables us to rapidly and effectively detect pathogenic mutations. Our advanced data suppression algorithms reduce irrelevant noise in the genetic data we analyze, which improves the efficiency and speed of our data analysis and reduces the reliance upon manual review and comparison in the curation process.

Adaptive Learning Software

We have developed software that automatically incorporates the data from each completed test into our expansive genetic reference library, enabling it to continuously evolve with each set of genes we analyze. This adaptive learning software supports the continuous improvement of our proprietary gene probes and leverages the capabilities of these gene probes to improve the speed and effectiveness of curation and reporting. Our adaptive learning software also communicates with our integrated laboratory systems, which leads to increasing automation processes and other operating efficiencies.

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

Our Solution

The benefits provided by our technology platform include:

Low Internal Cost per Billable Test

We have developed various proprietary technologies that improve our laboratory efficiency and reduce the costs we incur to perform our tests. This technology platform enables us to perform each test and deliver its results at a lower internal cost than many of our competitors, averaging approximately $516 per billable test delivered in 2017. This low cost per billable test allows us to maintain affordable pricing for our customers, averaging approximately $1,130 per billable test delivered in 2017, which we believe encourages repeat ordering from existing customers and attracts new customers. We believe our low cost per billable test could also facilitate the process for establishing coverage and reimbursement from third-party payors at a level adequate for us to achieve profitability with this payor group.

Broad and Flexible Test Menu

We currently offer single-gene tests on approximately 18,000 genes, which, to our knowledge, is thousands more than most of our competitors’ portfolios. Based on the results of a retrospective study of individuals with a personal or family history of cancer, described below, we believe the breadth of genes in our portfolio allows us to provide more comprehensive genetic information and improves our variant detection rate, which can increase the clinical actionability of the data we produce. The breadth of genes in our portfolio also allows us to provide a flexible and customizable test menu for our customers, which can reduce the need for sequential retesting. We offer single-gene tests on all of the genes in our portfolio, as well as deletion/duplication analysis and site-specific tests. If customers desire a broader test, we offer more than 850 pre-established, multi-gene panels that focus on specified genetic conditions. These panels can be adjusted up or down to include more or fewer genes, or customers can design their own panels to their exact specifications. We also offer clinical and full gene exome testing options. We offer our tests at different price points and turnaround times depending on the size and complexity of the test, which increases optionality for our customers. We believe the flexibility of our offering improves the efficiency and utility of the data output by our tests and decreases overall customer costs. We also offer our customers access to our highly qualified genetic counselors and laboratory experts to assist in interpreting the data we provide, which further increases the utility of our test results for ordering physicians.

The benefit of including multiple genes on a single panel was discussed in a study published in 2016 by the University of Southern California, or USC, Norris Comprehensive Cancer Center in Cancer Genetics. The study retrospectively evaluated 475 individuals with a personal or family history of cancer who had undergone a clinically indicated multi-gene panel test of six to 110 genes from one of the following six commercial laboratories: Myriad Genetics (n=354), Ambry Genetics (n=100), Fulgent (n=17), University of Washington Genetics Laboratory (n=2), City of Hope Molecular Diagnostics (n=1) and Baylor Genetics Laboratory (n=1). The study concluded that multi-gene panel testing increases the yield of mutations detected and adds to the capability of providing individualized cancer risk assessment. More specifically, the study reported that deleterious mutations were identified in 15.6% of patients tested on a variety of multi-gene panels, which included 8.6% of patients who would not have a mutation detected if a targeted gene-by-gene-approach had been used. The study also presented evidence that, as the number of genes on a panel increased, a higher proportion of panels identified a mutation. The Fulgent panels evaluated in the study contained over 100 genes compared to less than 30 genes in the next largest panel. Additionally, approximately 35% of our panels identified a genetic mutation, and in comparison, the test with the next highest percentage of detected mutations identified mutations in approximately 17% of its tests.

Expansive and Growing Genetic Library

Using our proprietary gene probes and testing processes, we are able to capture large amounts of genetic information from each test we perform—oftentimes more than is ordered for the test—without an incremental increase in our costs. Through this data collection process, we have developed a proprietary reference library of expansive genetic information. This reference library is automatically curated by our adaptive learning software and supplemented with manual curation by our team of highly trained professionals, which adds to and improves upon the information available in public genetic databases. As a result, our integrated technology systems allow us to leverage publicly available information from the broader scientific community with our internally developed reference library to develop what we believe is a more reliable catalog of genetic information and to accelerate, standardize and improve our curation and reporting process.

   Our Genetic Tests

Our offering consists of a wide variety of tests and test types, and our customers have a high degree of choice when selecting a test from our menu. A customer may select a single-gene test of any of the  genes in our portfolio or a customer may select one of our  pre-established panel tests, which are designed to test particular genes and mutations within these genes that relate to a wide range of specified conditions and diseases. For example, our Focus and Comprehensive oncology panels test 29 genes and 123 genes, respectively, that relate to various cancers and our Beacon carrier screening panels test up to 336 genes covering over 320 inherited conditions. We can perform full-gene sequencing with deletion/duplication analysis in all of these tests. In addition, we continually seek to expand our test menu with new genes and panel tests, including our plans to expand our oncology test options by launching somatic cancer panels and leverage our expertise in pediatrics by launching newborn genetic panel tests, both in the first half of 2018.

We also offer certain research service tests, which we refer to as “sequencing as a service” and which are primarily ordered by our research institution and other similar institutional customers. In addition, we offer whole exome and clinical exome panel tests, which test all genes included in our portfolio and up to 4,809 genes located in the exome, respectively, and produce results that we combine with the individual’s unique clinical presentation and family history to enhance the clinical relevance of the results. Our whole exome and clinical exome tests also include the option for Trio testing, which involves sequencing the genes of a patient’s parents and is thought to enhance the utility of the test results. In addition, we offer whole genome testing, which determines and tests the complete DNA sequence of a genome at a single time. We also provide known mutation testing, which can be used to target familial specific or other desired mutations, as well as repeat expansion testing, which tests for a particular type of mutation known as “copy choice” DNA replication. Importantly, all of our pre-established panels are customizable, offering customers the ability to add or remove genes at their election.

Our Customers

Since inception, we have sold our tests to approximately 750 total customers. We consider each single billing and paying unit to be an individual customer, even though a unit may represent multiple physicians and healthcare providers ordering tests. In 2017, two of our customers contributed 12% and 10% of our total revenue, respectively, and in 2016, two of our customers each contributed 15% of our total revenue.

We have primarily sold our tests to hospitals and medical institutions. We have approached the genetic testing market with a focus on these customers in part because they are frequent and high-volume users of genetic tests. We believe this customer base provides a meaningful opportunity for further growth by acquiring additional hospital and medical institution customers and by deepening our relationships with existing customers to drive increased ordering. Additionally, collection of billings from these institutional customers is generally more attainable than from other types of customers in today’s reimbursement environment, as approximately 86% of our test billings that were generated and due in 2017 were paid during that period. In addition, we believe hospitals and medical institutions are early adopters of NGS technology and could influence broader clinical acceptance of genetic testing.

We are also seeking to expand our customer base to include new customer groups. To this end, we have contracted directly with a regional physician services organization and a national health insurance company to become an in-network provider and enrolled as a supplier with the Medicare program and some state Medicaid programs, in an effort to obtain coverage and reimbursement for our tests to make them accessible to more individual physicians. In addition, we are building relationships with research institutions and other similar institutional customers, a national clinical laboratory, regional medical networks and various other organizations to facilitate access to physicians, practitioners and other new customer groups, including certain U.S. military and other government agencies. Generally, when we establish these new customer relationships, we agree with the applicable payor, laboratory or other customer to provide certain of our tests at negotiated rates, but, subject to limited exceptions, these relationships do not obligate any party to order our tests.

Much of our business to date has been from non-U.S. customers, with approximately  $9.7 million and $10.0 million of our revenue coming from non-U.S. sources in 2017 and 2016, respectively. These customers are located in a variety of geographic markets, including Canada, where we have historically focused much of our international efforts, the PRC, where we started selling tests directly to customers in the third quarter of 2016, and other regions, such as Australia, Europe and the Middle East. In addition, we have worked with one of our large stockholders to establish a joint venture to offer genetic testing to customers in the PRC, which was formed in April 2017 and which we refer to as FF Gene Biotech. We believe FF Gene Biotech could expand our long-term opportunities to address the genetic testing market in Asia.

Our customers can generally be divided into three categories based on the party from which we receive payment for our tests: hospitals, medical and other institutions; patients and third-party payors. Hospitals, medical and other institutions are responsible for paying for the vast majority of the tests we have delivered since our inception. We bill these organizations for our tests and they are responsible for paying us directly and either billing their patients separately or obtaining reimbursement from third-party payors in connection with a patient’s diagnosis related group, or DRG. A small percentage of our customers are patients, who elect to pay for tests themselves with out-of-pocket payments after their physicians have ordered our tests. Third-party payors, which consist of private health insurers and the Centers for Medicare and Medicaid Services, or CMS, have been responsible for paying for a small number of the tests we have delivered to date; however, as we seek to expand our customer base to include more individual practitioners, we expect this category of payors would be responsible for many of the tests we deliver to these customers.

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

Sales and Marketing

Our sales force currently consists of a lean internal team of sales and marketing experts with deep experience in our industry, as well as a network of independent sales representatives who are knowledgeable about our tests. Historically, we have significantly relied on organic growth and word-of-mouth among our customers to generate interest in our tests, which we believe demonstrates the value of our offering. In recent periods, we have invested significant time and capital to strengthen our sales and marketing efforts, including increasing the size and restructuring the organization of our internal team, re-focusing our initiatives and strategies, and increasing the overall scope of our marketing activities.

Our sales and marketing strategy is designed to expand our brand awareness, grow our customer base and further penetrate our relationships with existing customers. We aim to achieve these objectives by providing education about the benefits and full scale of our offering, both to the medical community in general and to our targeted customer and geographic markets. We plan to expand our presence and test volume in international markets through our own direct sales team, which includes one sales person dedicated to international markets, a number of independent contractor sales representatives, and, if opportunities arise, by engaging distributors or establishing other types of arrangements, such as joint ventures or other relationships, to manage or assist with sales, logistics, education and customer support in certain territories.

Our marketing activities also include targeted initiatives, including working with medical professional societies to promote awareness of the benefits of our tests and genetic testing in general, presenting at medical, scientific or industry exhibitions and conferences and pursuing or supporting scientific studies of our tests and publication of results in medical or scientific journals, such as the USC Norris Comprehensive Cancer Center study published in 2016 and discussed above and another study being conducted by the same entity and expected to publish results in 2018 or 2019. In addition, we conduct email advertising campaigns to existing and potential future customers when we want to send a specific message about our company and our brand, including, for instance, when we launch new tests or new test options and when we add new genes to our test menu.

Our sales and marketing strategy is also focused on offering differentiated and highly available customer service resources, which we believe is an important factor in maintaining and deepening our customer relationships. Genetic tests are highly complex by nature and we recognize that our customers may want to discuss with us available testing options, specimen collection requirements, expected turnaround times, the cost of our tests and the clinical reports we produce. As a result, we offer comprehensive customer service designed to enable efficient ordering and increase the accessibility of our clinical reports, including customer access to our licensed and qualified laboratory directors who review and approve each report we produce.

Our Suppliers

We rely on a limited number of suppliers for certain laboratory substances used in the chemical reactions incorporated into our processes, which we refer to as reagents, as well as for the sequencers and various other equipment and materials we use in our laboratory operations. In particular, we rely on Illumina, Inc. as the sole supplier of the next generation sequencers and associated reagents we use to perform our genetic tests and as the sole provider of maintenance and repair services for these sequencers. Our laboratory operations would be interrupted if we encounter delays or difficulties securing these reagents, sequencers, other equipment or materials or maintenance and repair services, which could occur for a variety of reasons, including if we need a replacement or temporary substitute for any of our limited or sole suppliers and are not able to locate and make arrangements with an acceptable replacement or temporary substitute.

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

Additionally, participants in closely related markets, such as prenatal testing and clinical trial or companion diagnostic testing, could converge on offerings that are competitive with the type of tests we perform. Instances where potential competitors are aligned with key suppliers or are themselves suppliers could provide these potential competitors with significant advantages. Further, hospitals, research institutions and eventually individual physicians and other practitioners may also seek to perform at their own facilities the type of genetic testing we would otherwise perform for them. In this regard, continued development of, and associated decreases in the cost of, equipment, reagents and other materials and databases and genetic data interpretation services may enable broader direct participation in genetic testing and analysis and drive down the use of third-party testing companies such as ours. Additionally, cost decreases and increased direct participation, as well as cost-saving initiatives on the part of government entities and other third-party payors, could intensify the downward pressure on the price for genetic analysis and interpretation generally. Moreover, the biotechnology and genetic testing fields continue to undergo significant consolidation, permitting larger clinical laboratory service providers to increase cost efficiencies and service levels, resulting in more intense competition.

We believe the principal competitive factors in our market are:

•	breadth and depth of genetic content;
•	flexibility of test customization;
•	price of tests;
•	quality of results, including their reliability, accuracy and clinical actionability;
•	accessibility of results;
•	coverage and reimbursement arrangements with third-party payors;
•	turnaround time;
•	customer service;
•	convenience of testing; and
•	brand recognition.

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

Research and Development

We have assembled a highly-qualified team with expertise in a number of fields important to our business, such as bioinformatics, genetics, software engineering, laboratory management and sales and marketing, and as of March 1, 2018, approximately half of our  employees have a PhD or other advanced degree. We rely on this team to conduct all of our research and development activities, including efforts to develop and curate our expansive library of genetic information and further expand our technology platform. Our research and development expenses were $4.2 million and $3.6 million in 2017 and 2016, respectively.

Intellectual Property

We rely on a combination of registered and unregistered intellectual property rights, including trade secrets, trademarks and customary contractual protections, to protect our core technology and intellectual property.

Trade Secrets

We rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain and develop the competitive position afforded by many of our laboratory, analytic and business practices. For example, significant elements of our genetic tests and our testing procedures, including aspects of specimen preparation, our bioinformatics algorithms and related processes and our adaptive learning software, are based on unpatented trade secrets and know-how. We try to protect trade secrets and know-how by taking reasonable steps to keep them confidential, including entering into nondisclosure and confidentiality agreements with parties who have access to them, such as our employees and certain third parties, and entering into invention assignment agreements with our employees and consultants that obligate them to assign to us any inventions developed in the course of their work for us.

Trademarks

We own registered and unregistered trademark and service mark rights under applicable U.S. and foreign law to distinguish and/or protect our brand, including our company name and logo.

Regulation

CLIA

As a clinical laboratory, we are required to hold certain federal licenses, certifications and permits to conduct our business. In 1988, Congress passed the Clinical Laboratory Improvement Amendments of 1988, or CLIA, which establishes quality standards for all laboratory testing designed to ensure the accuracy, reliability and timeliness of patient test results. Our laboratory is CLIA-certified and accredited by the College of American Pathologists, or CAP, a CLIA-approved accrediting organization.

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

We are subject to survey and inspection every two years to assess compliance with CLIA’s program standards, and we may be subject to additional unannounced inspections. Our CLIA certification was last renewed October 23, 2017. If our clinical reference laboratory is found to be out of compliance with CLIA requirements at any of these inspections, we may be subject to sanctions such as suspension, limitation or revocation of our CLIA certificate, a directed plan of correction, on-site monitoring, civil monetary penalties, civil injunctive suits, criminal penalties, exclusion from the Medicare and Medicaid programs and significant adverse publicity.

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

Our genetic testing laboratory is located in Temple City, California. As a result, we are required to maintain a license to conduct testing in the State of California. California laws establish standards for day-to-day operations of our laboratory, including with respect to the training and skills required of personnel, quality control and proficiency testing requirements. If our clinical reference laboratory is out of compliance with California standards, the State of California Department of Public Health, or CA DPH, may suspend, restrict or revoke our license to operate our clinical reference laboratory, assess substantial civil money penalties or impose specific corrective action plans. Any such actions could materially affect our business. We maintain a current license in good standing with CA DPH.

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

FDA

Pursuant to its authority under the federal Food, Drug, and Cosmetic Act, or FDC Act, the U.S. Food and Drug Administration, or FDA, has jurisdiction over medical devices, which are defined to include, among other things, in vitro diagnostic products, or IVDs, used for clinical purposes. The tests that we offer may be considered IVDs and as such, medical devices. The laws and regulations governing the marketing of IVDs are evolving, extremely complex, and in many instances there are no significant regulatory or judicial interpretations of these laws and regulations. The FDA regulates, among other things, the research, testing, manufacturing, safety, labeling, storage, recordkeeping, premarket clearance or approval, marketing and promotion and sales and distribution of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In addition, the FDA regulates the import and export of medical devices.

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

Even though we commercialize our tests as LDTs, our tests may in the future become subject to more onerous regulation by the FDA. Pursuant to the Food and Drug Administration Safety and Innovation Act of 2012, the FDA notified Congress on July 31, 2014 that the FDA intended to issue in 60 days the draft Framework Guidance and the Notification Guidance. On October 3, 2014, the FDA issued the draft Framework Guidance and Notification Guidance for comment. The Framework Guidance stated that the FDA intends to modify its policy of enforcement discretion with respect to LDTs in a risk-based manner consistent with the existing classification of medical devices. The draft guidances resulted in a large number of public comments from interested parties.  The FDA subsequently announced in November 2016 that it would not issue a final guidance to allow for further public discussion on an appropriate LDT oversight approach and to give congressional committees the opportunity to develop a legislative solution.  In January 2017, the FDA published a Discussion Paper on Laboratory Developed Tests, which provided a synthesis of the feedback the agency had received and which outlined, as part of the synthesis, a new possible approach to LDT oversight.  The Discussion Paper noted that the synthesis does not represent the formal position of the FDA, nor is it enforceable.

If and when the FDA finalizes its position on regulation of LDTs through formal guidance, or new legislation is passed, or if the FDA disagrees with our assessment that our tests fall within the definition of an LDT, we could for the first time be subject to enforcement of regulatory requirements such as registration and listing requirements, medical device reporting requirements and quality control requirements (although the possible approach outlined in the Discussion Paper would exempt previously marketed LDTs from many requirements, in other words, it would “grandfather” existing LDTs). Any new FDA enforcement policies affecting LDTs may result in increased regulatory burdens on our ability to continue marketing our tests and to develop and introduce new tests in the future. Additionally, if and when the FDA begins to actively enforce its premarket submission regulations with respect to LDTs generally or our tests in particular, we may be required to obtain premarket clearance for our tests under Section 510(k) of the FDC Act or approval of a PMA. The process for submitting a 510(k) premarket notification and receiving FDA clearance usually takes from three to 12 months, but it can take significantly longer and clearance is never guaranteed. The process for submitting and obtaining FDA approval of a PMA generally takes from one to three years or even longer and approval is not guaranteed. PMA approval typically requires extensive clinical data and can be significantly longer, more expensive and more uncertain than the 510(k) clearance process. If premarket review is required for some or all of our tests, the FDA could require that we stop selling our products pending clearance or approval and conduct clinical testing prior to making submissions to FDA to obtain premarket clearance or approval. The FDA could also require that we label our tests as investigational or limit the labeling claims we are permitted to make.

While there is also the risk that the FDA does not consider our tests to be LDTs, the draft Framework Guidance stated that, in the interest of ensuring continuity in the testing market and avoiding disruption of access to tests marketed as LDTs that do not meet the FDA’s definition of LDTs, the FDA intends to apply the same risk-based framework described in the Framework Guidance to any IVD that is offered as an LDT by a CLIA-certified laboratory. We would expect the FDA to take the same or similar approach in any new program for the regulation of LDTs.

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

The payment rates calculated under PAMA became effective starting January 1, 2018. Any reductions to payment rates resulting from the new methodology are limited to 10% per test per year in each of the years 2018 through 2020 and to 15% per test per year in each of the years 2021 through 2023. In late 2017, CMS published the final payment rates and supporting documentation for the new private payor rate-based payment system.

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

Physician Sunshine Laws

The Affordable Care Act, among other things, imposed new reporting requirements on manufacturers of certain devices, drugs and biologics for certain payments and transfers of value by them and in some cases their distributors to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. The reporting program (Open Payments program) is administered by CMS under regulations issued for the program. Because we manufacture our own LDTs solely for use by or within our own laboratory, we believe we are exempt from these reporting requirements. We may become subject to such reporting requirements under the terms of current CMS regulations, however, if the FDA requires us to obtain premarket clearance or approval for our tests.

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

Healthcare Policy Laws

In March 2010, the Affordable Care Act was enacted in the United States. The Affordable Care Act made a number of substantial changes to the way healthcare is financed both by governmental and private insurers. For example, the Affordable Care Act requires each medical device manufacturer to pay a sales tax equal to 2.3% of the price for which such manufacturer sells its medical devices. The medical device tax has been suspended for 2016 and 2017, and under recent legislation is again suspended for 2018 and 2019. It is unclear at this time when, or if, the provision of our LDTs will trigger the medical device tax, and it is possible that this tax will apply to some or all of our existing tests or tests we may develop in the future. Additionally, the Affordable Care Act establishes an Independent Payment Advisory Board, or IPAB, to propose reductions to payments in order to reduce the per capita rate of growth in Medicare spending if expenditures exceed certain targets. The expenditure targets for IPAB proposals have not been exceeded at this time, and it is unclear when such targets may be exceeded in the future, when any IPAB-proposed reductions to payments could take effect and how any such reductions would affect reimbursement payments for our tests. The Affordable Care Act also contains a number of other provisions, including provisions governing enrollment in federal and state healthcare programs, reimbursement matters and fraud and abuse, which we expect will impact our industry and our operations in ways that we cannot currently predict. Following the results of the 2016 U.S. presidential election and in light of the policies of the current administration, which has threatened to repeal the Affordable Care Act, there is uncertainty regarding the continued effect or the Affordable Care Act in its current form.

Corporate Practice of Medicine

Numerous states have enacted laws prohibiting business corporations, such as us, from practicing medicine and employing or engaging physicians to practice medicine, generally referred to as the prohibition against the corporate practice of medicine. These laws are designed to prevent interference in the medical decision-making process by anyone who is not a licensed physician. For example, California’s Medical Board has indicated that determining the appropriate diagnostic tests for a particular condition and taking responsibility for the ultimate overall care of a patient, including providing treatment options available to the patient, would constitute the unlicensed practice of medicine if performed by an unlicensed person. Violation of these corporate practice of medicine laws may result in civil or criminal fines, as well as sanctions imposed against the business corporation and/or the professional through licensure proceedings. Typically, such laws are only applicable to entities with a physical presence in the applicable state.

Environmental and Other Regulatory Requirements

Our laboratory is subject on an ongoing basis to federal, state and local laws and regulations governing the use, storage, handling and disposal of regulated medical waste, hazardous waste and biohazardous waste, including chemicals, biological agents and compounds and blood and other tissue specimens. Typically, we use licensed or otherwise qualified outside vendors to dispose of this waste. However, many of these laws and regulations provide for strict liability, holding a party potentially liable without regard to fault or negligence. As a result, we could be held liable for damages and fines if our, or others’, business operations or other actions result in contamination of the environment or personal injury due to exposure to hazardous materials. Our costs for complying with these laws and regulations cannot be estimated or predicted and depends on a number of factors, including the amount and nature of waste we produce (which depends in part on the number of tests we perform) and the terms we negotiate with our waste disposal vendors.

Our operations are also subject to extensive requirements established by the U.S. Occupational Safety and Health Administration relating to workplace safety for healthcare employees, including requirements to develop and implement programs to protect workers from exposure to blood-borne pathogens by preventing or minimizing any exposure through needle stick or similar penetrating injuries.

Employees

We believe growing and retaining a strong team is crucial to our success. As of March 1, 2018, we had 98 employees, all of  which are full-time, engaged in bioinformatics, genetics, software engineering, laboratory management, sales and marketing and corporate and administrative activities. None of our employees are represented by a labor union or covered by collective bargaining agreements and we believe our relationship with our employees is good.

Corporate Information

We were incorporated in Delaware on May 13, 2016. We are the holding company of our subsidiaries, including primarily Fulgent LLC, which was initially formed in June 2011. On September 30, 2016, Fulgent LLC became our wholly owned subsidiary in a transaction we refer to as the Reorganization, in which the holders of all equity interests in Fulgent LLC immediately prior to the Reorganization became all of our stockholders immediately following the Reorganization.

Our initial operations focused on Fulgent LLC’s former pharmaceutical business, or the Pharma Business, and in 2013 we commenced the genetic testing business we are currently pursuing. In October 2015, we recapitalized Fulgent LLC to establish two series of units, with the Class D units having economic rights based on the genetic testing business we are currently pursuing and the Class P units having economic rights based on the Pharma Business. On April 4, 2016, Fulgent LLC separated the Pharma Business from the genetic testing business we are currently pursuing in a transaction we refer to as the Pharma Split-Off. The operating results of the Pharma Business have been reported as discontinued operations for all periods in our consolidated financial statements included in this report.

Our headquarters and laboratory are located at 4978 Santa Anita Avenue, Temple City, California 91780, and our telephone number is (626) 350-0537. Our website address is www.fulgentgenetics.com. The information contained on or that can be accessed through our website is not part of and is not incorporated into this report by this reference.

We qualify as an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are applicable generally to other public companies. We will remain an emerging growth company until December 31, 2021, unless our gross revenue exceeds $1.07 billion in any fiscal year before that date, we issue more than $1.0 billion of non-convertible debt in any three-year period before that date or the market value of our common stock held by non-affiliates exceeds $700.0 million as of the last business day of the second fiscal quarter of any fiscal year before that date.

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

Our results of operations have in the past experienced fluctuations from period to period, which we expect may continue in the future. These fluctuations can occur because of a variety of factors, including, among others, the amount and timing of sales of billable tests, the prices we charge for our tests due to changes in product mix, customer mix, general price degradation for genetic tests or other factors, the rate and timing of our billing and collections cycles and the timing and amount of our commitments and other payments, as well as the other risk factors discussed in this report. In addition, in certain prior periods, our results have been impacted by events that may not recur regularly, in the same amounts or at all in the future. Moreover, our limited operating history makes it difficult to determine if fluctuations in our performance reflect seasonality or other trends or are the result of other factors or events. These fluctuations in our operating results may render period-to-period comparisons less meaningful, and investors should not rely on the results of any one period as an indicator of future performance. Additionally, these fluctuations in our operating results could cause our performance in any particular period to fall below the expectations of securities analysts or investors or guidance we have provided to the public, which could negatively affect the price of our common stock.

We have a history of losses, and we may not be able to achieve or sustain profitability.

We have a history of losses. Although we achieved profitability in the first three months and the first half of 2017, we have recorded losses in all other periods since our inception, including in the 2017 fiscal year. As a result, we may not be able to achieve profitability in any future period, and even if we can achieve profitability, we may not be able to sustain it. Further, we have generated limited revenue to date, and our historical revenue levels may not grow or even continue. We may incur additional losses in the future, particularly as we focus on investing in and growing our business and operations and experience related increases in expenses. Our prior losses and any future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital, which could negatively impact our operations and your investment in our company. Any failure to sustain or grow our revenue levels and achieve or maintain profitability would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.

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

The composition and concentration of our customer base can fluctuate from period to period, and in certain prior periods, a small number of customers has accounted for a significant portion of our revenue.   Generally, we do not have long-term purchase agreements with any of our customers, including these key customers, and, as a result, any or all of them could decide at any time to decrease, delay or discontinue their orders from us. Although we believe some of these fluctuations in customer demand may be attributable in part to the nature of our business, in which our customers can experience significant volatility in their genetic testing demand from period to period in the ordinary course of their operations, these demand fluctuations, particularly for our key customers, can have a significant impact on our period-to-period performance regardless of their cause. In addition, the failure of any one of our customers to pay on a timely basis would negatively impact our results and cash flows. Our ability to maintain or increase sales to our existing customers depends on a variety of factors, including the other risk factors discussed in this report, many of which are beyond our control. Because of these and other factors, sales to any of our customers, including our key customers, may not continue in the amounts or at the rates as they have in the past, and such sales may never reach or exceed historical levels in any future period. The loss of any of our customers, or a reduction in orders or difficulties collecting payments from any of them, could significantly reduce our revenue and adversely affect our operating results.

If we are not able to grow and diversify our customer base and increase demand for our tests from existing and new customers, our potential for growth could be limited.

To achieve our desired revenue growth, we must increase test volume by further penetrating our existing hospital and medical institution customers. In addition, we must grow our customer base beyond hospitals and medical institutions and into additional customer groups, such as individual physicians, other practitioners and research institutions. To this end, we are making efforts to diversify our customer market, including building relationships with research institutions and other similar institutional customers, a national clinical laboratory, regional medical networks and various other organizations to facilitate access to physicians, practitioners and other new customer groups, including certain U.S. military and other government agencies. We are also pursuing relationships with payors, including Medicare, some state Medicaid programs and commercial payors, in an effort to obtain coverage and reimbursement for our tests to make them accessible to more individual physicians. Generally, when we establish these new customer relationships, we agree with the applicable payor, laboratory or other customer to provide certain of our tests at negotiated rates, but, subject to limited exceptions, none of these relationships obligate any party to order our tests at any agreed volume or frequency or at all. Further, any relationships we may develop with the U.S. military or any other U.S. government agencies are subject to unique risks associated with government contracts, including cancellation if adequate appropriations for subsequent performance periods are not made and modification or termination at the government’s convenience and without prior notice. As a result, our efforts to pursue these or other new customer markets could fail, and even if we are able to develop relationships with new customers in these or any other new customer groups, these relationships may not lead to meaningful or any increases in our customer base, the number of billable tests we deliver or our revenue, and may not improve our ability to achieve or sustain profitability.

We may fail to obtain the customer growth needed to grow volumes and revenue levels as desired or anticipated or at all, which could occur for a variety of reasons, including, among others:

•	the genetic testing market generally, and particularly the market for NGS genetic tests, is relatively new and may not grow as predicted or may decline;
•	our efforts to improve our existing tests and develop and launch new tests may be unsuccessful;
•

we may not be able to convince additional hospitals and medical institutions or additional customer groups of the utility of our tests and their potential advantages over existing and new alternatives;

•

our investments in our sales and marketing functions, including our recent efforts to increase and restructure our sales force and re-focus and expand our marketing initiatives and strategies, may fail;

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
•

negative publicity or regulatory investigations into the actions of companies in our industry could raise doubts about the legitimacy of diagnostic technologies generally, and could result in scrutiny of diagnostic activities by the FDA or other applicable government agencies; and

•	our competitors could introduce new tests that cover more genes or that provide more accurate or reliable results.

If we are unable to address these and other risks associated with growing our customer base and deepening our relationships with existing customers, we may not achieve our desired growth in billable tests and our results of operations could be adversely impacted.

We face intense competition, which could intensify further in the future, and we may fail to maintain or increase our revenue levels or achieve or sustain profitability if we cannot compete successfully.

With the development of NGS, the clinical genetic testing market has become increasingly competitive, and we expect this competition to intensify further in the future. We face competition from a variety of sources, including, among others, dozens of companies focused on molecular genetic testing services, such as specialty and reference laboratories that offer traditional single-gene and multi-gene tests, as well as established and emerging healthcare, information technology and service companies that may develop and sell competitive tests, which may include informatics, analysis, integrated genetic tools and services for health and wellness.

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

Additionally, increased competition and cost-saving initiatives on the part of government entities and other third-party payors could result in downward pressure on the price for genetic analysis and interpretation generally, which could harm our revenue levels and sales volume and our ability to gain market share. This downward pricing pressure could intensify in future periods if adoption of genetic testing becomes more widespread, and we may not be able to maintain acceptable margins on our sales if we are forced to reduce prices for our tests to try to remain competitive, especially if we are also experiencing increasing expenses as we make efforts to grow our business or otherwise meet customer demands. The occurrence of these risks could materially harm our ability to achieve or sustain profitability. In addition, competitors may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of NGS for clinical diagnosis and preventative care increases. Further, companies or governments that effectively control access to genetic testing through umbrella contracts or regional preferences could promote our competitors or prevent us from performing certain tests in certain territories. If we are unable to compete successfully against current and future competitors for these or any other reasons, we may be unable to increase market acceptance and sales volume of our tests, which could prevent us from maintaining or increasing our revenue levels or achieving or sustaining profitability.

Our level of commercial success will depend in part on our ability to generate and grow sales with our sales and marketing team, strategies and partnerships, and we may be unsuccessful in these efforts.

We have limited experience marketing our tests, which we began selling in 2013. We may not be able to market or sell our existing tests or any tests we may develop in the future in order to drive demand sufficiently to support our desired growth. We currently sell our tests through a small internal sales force and a number of contractors who serve as independent sales representatives. Although we expanded our internal sales department in 2017, it remains smaller than many of our competitors’ sales teams. We have historically relied significantly on organic growth and word-of-mouth among our customers to generate interest in our tests, but our ability to rely on this type of interest in future periods is uncertain.

We believe our ability to maintain and grow sales volume in the future will depend in large part on our ability to further develop our sales team and create and implement effective sales and marketing strategies. We have been aggressively pursuing these goals in recent periods, including increasing the size and restructuring the organization of our sales and marketing team, re-focusing our sales and marketing initiatives and strategies and increasing the overall scope of our marketing activities, and we expect to continue to pursue these goals in the near term. These efforts have required and will continue to involve significant time and expense. Moreover, these efforts may be unsuccessful. For instance, we may not be able to attract and hire the qualified personnel we need to grow our sales and marketing team as quickly or as successfully as we would like for various reasons, including intense competition in our industry for qualified personnel and our relative lack of experience selling and marketing our tests. Even if we are able to further develop our sales and marketing team and strategy, we have limited experience managing such a team and it may not be successful in growing our customer base or increasing order volumes from our existing customers. Further, our reliance on independent sales representatives subjects us to risks, as we have very little control over their activities and they are generally free to market and sell other, potentially competing, products. As a result, these independent sales representatives could devote insufficient time or resources to marketing and selling our tests, could market them in an ineffective manner or could otherwise be unsuccessful in selling adequate or expected quantities of our tests.

In addition, our future sales levels will depend in large part on the effectiveness of our sales and marketing strategies, including our ability to expand our brand awareness, grow our customer base and further penetrate our relationships with existing customers by providing education about the benefits and full scale of our offering to the medical community in general and to our targeted geographic and customer markets. We also intend to continue to pursue targeted marketing initiatives, including working with medical professional societies to promote awareness of the benefits of our tests and genetic testing in general, pursuing or supporting scientific studies of our tests and publication of results in medical or scientific journals and making presentations at medical, scientific or industry conferences and trade shows. We have limited experience with this type of activity and we may not be successful in implementing these initiatives or other marketing strategies we may develop and pursue. If we are not able to drive sufficient revenue using our sales and marketing strategies to support our planned growth, our business and results of operations would be negatively affected.

Our sales and marketing strategies include a continued focus on growing our international sales and customer base, which we plan to pursue through our direct sales team, a number of independent contractor sales representatives, and, if opportunities arise, by engaging distributors or establishing other types of arrangements, such as joint ventures or other relationships, to manage or assist with sales, logistics, education and customer support in certain territories. To this end, we have worked with Xi Long USA, Inc., or Xi Long, a large stockholder of our company, to establish FF Gene Biotech, a joint venture formed in April 2017 to offer genetic testing to customers in the PRC. Although we believe this joint venture could result in expanded long-term opportunities to address the genetic testing market in Asia, these expectations could turn out to be wrong and we may never realize the benefits we anticipate from this joint venture. Although it may become necessary to identify, qualify and engage other commercial partners or distributors with local industry experience and knowledge in order to effectively market and sell our tests outside the United States, we have not established any such relationships to cover any non-U.S. territories, except for the FF Gene Biotech joint venture in the PRC. As a result, we may not be successful in finding, attracting and retaining qualified distributors or other commercial partners or we may not be able to enter into arrangements covering desired territories on favorable terms. In addition, sales practices utilized by distributors or other commercial partners that are locally acceptable may not comply with sales practices or standards required under U.S. laws that apply to us, which could subject us to additional compliance risks. If our sales and marketing efforts outside the United States are not successful, we may not achieve significant acceptance for our tests in international markets, which could materially and adversely impact our business operations.

We will need to invest in and expand our infrastructure and hire additional skilled personnel in order to support our desired growth, and our failure to effectively manage any future growth could jeopardize our business.

To increase the volume of tests we offer and deliver, we must invest in our infrastructure, including our testing capacity and information systems, enterprise software systems, customer service, billing and collections systems and processes and internal quality assurance programs. We will also need to invest in our workforce by hiring additional skilled personnel, including biostatisticians, geneticists, software engineers, laboratory directors and specialists, sales and marketing experts and other scientific, technical and managerial personnel to market, process, interpret and validate the quality of results of our genetic tests and otherwise manage our operations. For example, before we deliver a report for any of our genetic tests, the results summarized in the report must be reviewed and approved by a licensed and qualified laboratory director. We currently have only one such laboratory director with all of the required licenses, Dr. Han Lin Gao, who conducts this review and approval for each test we deliver. We are in the process of licensing additional laboratory directors to assist Dr. Gao, and we may need to hire more licensed laboratory directors in the future to further scale our business. If we fail to hire additional qualified personnel or otherwise develop our infrastructure sufficiently in advance of demand or if we fail to generate demand commensurate with our level of investment in our infrastructure, our business, prospects, financial condition and results of operations could be adversely affected. Additionally, although we do not presently have plans to acquire new or expand our existing laboratory space, we may need to do so in the future if our test volume increases, and any need to obtain an additional facility or replace our existing facility with a larger one could involve significant costs and challenges.

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

Our ability to achieve or sustain profitability depends on our collection of payment for the tests we deliver, which we may not be able to do successfully.

Since starting our genetic testing business, we have been focused primarily on providing our tests to hospitals and medical institutions. These customers typically pay for the cost of our tests using funds reimbursed in connection with a patient’s DRG. However, our ability to collect payment for the tests we deliver to our hospital and medical institution customers, as well as to other types of customers, is subject to a number of risks, many of which are not within our control. These risks include the potential for default or bankruptcy by the party responsible for payment and other risks associated with payment collection generally. Further, healthcare policy changes that influence the way healthcare is financed or other changes in the market that impact payment rates by institutional or non-institutional customers could affect our collection rates. For example, because reimbursement under a DRG is typically provided at a fixed amount intended to cover all services provided to the patient, the cost of our tests may be viewed to limit the profitability of the billing institution. If we are unable to convince hospitals and medical institutions of the value and benefit provided by our tests, or if the amount reimbursed under these DRG codes is decreased, these customers may slow, or stop altogether, their purchases of our tests. Moreover, our ability to collect payment for our tests in a timely manner or at all may decline to the extent we expand our business into new customer groups, including individual physicians and other practitioners, from which collection rates may be lower than hospitals and medical institutions. Any inability to maintain our past payment collection levels could cause our revenue and ability to achieve profitability to decline.

If third-party payors do not provide coverage and adequate reimbursement for our tests, our potential for growth could be limited.

Coverage and reimbursement by third-party payors, including managed care organizations, private health insurers and government healthcare programs, such as Medicare and Medicaid, for the types of genetic tests we perform can be limited and uncertain. Although our existing customer base consists primarily of hospitals and medical institutions, from which we typically receive direct payment for ordered tests, we believe our potential for future growth is dependent on our ability to attract new customer groups, including individual physicians and other practitioners. These practitioners may not order our tests unless third-party payors cover and provide adequate reimbursement for a substantial portion of the price of the tests. If we are not able to obtain coverage and an acceptable level of reimbursement for our tests from third-party payors, there would typically be a greater co-insurance or co-payment requirement from the patient for whom the test is ordered or the patient may be forced to pay the entire cost of the test out-of-pocket, which could dissuade practitioners from ordering our tests and, if ordered, could result in delay in or decreased likelihood of collecting payment, whether from patients or from third-party payors. We believe our ability to increase the number of tests we sell and our revenue will depend in part on our ability to achieve broad coverage and reimbursement for our tests from third-party payors.

Coverage and reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that a test is appropriate, medically necessary and cost-effective. Each payor makes its own decision as to whether to establish a policy or enter into a contract to cover our tests and the amount it will reimburse for each test, and any determination by a payor regarding coverage and amount of reimbursement for our tests would likely be made on an indication-by-indication basis. In addition, the coding procedure used by all third-party payors with respect to establishing payment rates for various procedures, including our tests, is complex, does not currently adapt well to the genetic tests we perform and may not enable coverage and adequate reimbursement rates for our tests. Additionally, if we are not able to obtain sufficient clinical information in support of our tests, third-party payors could designate our tests as experimental or investigational and decline to cover and reimburse our tests because of this designation. As a result, obtaining approvals from third-party payors to cover our tests and establishing adequate reimbursement levels is an unpredictable, challenging, time-consuming and costly process, and we may never be successful.

To date, we have contracted directly with a regional physician services organization and a national health insurance company to become an in-network provider and enrolled as a supplier in the Medicare program and some state Medicaid programs. Although becoming an in-network provider or enrolling as a supplier means that we have agreed with these payors to provide certain of our tests at negotiated rates, it does not obligate any physicians or other practitioners to order our tests or guarantee that we will receive reimbursement for our tests from these or any other payors at adequate levels. As a result, these payor relationships, or any other similar relationships we may establish in the future, may not lead to acceptable levels of reimbursement for our tests or meaningful or any increases in our physician customer base or the number of billable tests we sell to physicians. We expect to focus on increasing coverage and reimbursement for our current tests and any future tests we may develop, but we cannot predict whether, under what circumstances, or at what payment levels payors will cover and reimburse for our tests. Further, even if we are successful, we believe it could take several years to achieve coverage and adequate contracted reimbursement with third-party payors. If we fail to establish and maintain broad coverage and reimbursement for our tests, our ability to generate sustained or increased revenue and maintain or grow our test volume and customer base could be limited and our future prospects and our business could suffer.

We may not be successful in developing and marketing new tests, which could negatively impact our performance and prospects.

We believe our future success will depend on our ability to continue to expand our test offering and develop and sell new tests. We may not be successful in launching or marketing any new tests we may develop, and, even if we are successful, the demand for our other tests could decrease or may not continue to increase at historical rates due to sales of the new tests. Our pipeline of new tests is in various stages of development and will be time-consuming and costly to fully develop and introduce, as development and marketing of new tests requires us to conduct research and development activities regarding the new tests and to further scale our laboratory processes and infrastructure to be able to analyze increasing amounts of more diverse data. Further, we may be unable to discover or develop and launch new tests for a variety of reasons, including failure of any proposed test to perform as expected, lack of validation or reference data for the test or failure to demonstrate the utility of the test. Further, any new test we are able to discover and develop may not be launched in a timely manner, meet applicable regulatory standards, successfully compete with other technologies and available tests, avoid infringing the proprietary rights of others, achieve coverage and adequate reimbursement from third-party payors, be capable of performance at commercial levels and at reasonable costs, be successfully marketed or achieve sufficient market acceptance for us to recoup our time and capital investment in the development of the test. Any failure to successfully develop, market and sell new tests could negatively impact our ability to attract and retain customers and our revenue and prospects.

We are exposed to additional business, regulatory, political, operational, financial and economic risks related to our international operations.

Our existing customer base includes international customers from a variety of geographic markets, including Canada, the PRC and others. In addition, we have established FF Gene Biotech to offer genetic testing to customers in the PRC.  As part of our strategy, we aim to increase our volume of direct sales to international customers in a variety of geographic markets by conducting targeted marketing outreach activities and, if opportunities arise, engaging distributors or establishing other types of arrangements, such as joint ventures or other relationships. However, we may never be successful in achieving these objectives, and even if we are successful, these strategies may not result in meaningful or any increases in our customer base, test volumes or revenue.

Doing business internationally involves a number of risks, including, among others:

•

multiple, conflicting and evolving laws and regulations, such as privacy regulations, tax laws, employment laws, regulatory requirements and other government approvals, including permitting and licensing requirements;

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

•

limits on our ability to penetrate international markets, including legal and regulatory requirements that would force us to conduct our tests locally by building additional laboratories or engaging in joint ventures or other relationships in order to offer our tests in certain countries, which relationships could involve significant time and resources to establish, deny us control over certain aspects of the foreign operations or reduce the economic value to us of these operations;

•

failure by us, any joint ventures or other arrangements we may establish or any distributors or other commercial partners we may engage to obtain any regulatory approvals required to market, sell and use our tests in various countries;

•	challenges predicting the market for genetic testing generally and tailoring our test menu to meet varying customer expectations in different countries and territories;
•	complexities and difficulties obtaining protection for and enforcing our intellectual property rights;
•	difficulties in staffing and managing foreign operations;
•	complexities associated with managing multiple payor coverage and reimbursement regimes, government payors or patient self-pay systems;
•	financial risks, such as longer payment cycles, difficulty collecting accounts receivable and the impact of local and regional financial conditions on demand and payment for our tests;
•

exposure to foreign currency exchange rate fluctuations, including increased risk with respect to the Canadian dollar after we recently started billing certain of our Canadian hospital customers in their local currency and with respect to the renminbi, or RMB, related to recording revenue under our agreements with FF Gene Biotech;

•

risks relating to conversion and repatriation of certain foreign currencies, particularly the RMB, which is subject to legal procedures and restrictions on currency conversion and movement outside the PRC and which could impact our ability to receive the anticipated financial benefits of our FF Gene Biotech joint venture;

•	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts and other business restrictions; and
•

regulatory and compliance risks related to applicable anti-bribery laws, including requirements to maintain accurate information and control over activities that may fall within the purview of these laws.

Any of these factors could significantly harm our existing relationships with international customers or derail our international expansion plans, which would cause our revenue and results of operations to suffer.

In addition, we are exposed to a number of additional risks and challenges related to FF Gene Biotech. These risks include, among others, difficulties predicting the market for genetic testing in Asia, competitive factors in this market, including challenges securing market share, local differences in customer demands and preferences and regulatory requirements, and our lack of control over FF Gene Biotech due to our non-majority ownership interest, as well as many of the other risks of doing business internationally that are discussed above. Further, we could experience declines in our direct sales to customers in Asia if any of these customers choose to order genetic tests from FF Gene Biotech instead of from us. As a result of these risks, although we believe FF Gene Biotech could result in expanded long-term opportunities to address the genetic testing market in Asia, this belief could turn out to be wrong and we may never realize these or any other benefits we anticipate from this joint venture. Moreover, FF Gene Biotech or any other joint venture we may seek to establish may never produce sufficient revenue to us to recover our capital and other investments in the joint venture, the joint venture could cause our revenue to decrease if it results in our loss of any direct customers in Asia or other applicable markets, and we could become subject to liabilities based on our involvement in the joint venture’s operations.

If we are sued for product or professional liability, we could face substantial liabilities that exceed our resources.

Our business depends on our ability to provide reliable and accurate test results that incorporate rapidly evolving information about the role of genes and gene variants in disease and clinically relevant outcomes associated with these variants. Hundreds of genes can be implicated in some disorders and overlapping networks of genes and symptoms can be implicated in multiple conditions. As a result, substantial judgment is required in order to interpret the results of each test we perform and produce a report summarizing these results. Errors, such as failures to detect genomic variants with high accuracy, or mistakes, such as failures to completely and correctly identify the significance of gene variants, could subject us to product liability or professional liability claims. Any such claim against us could result in substantial damages and be costly and time-consuming to defend. Although we maintain liability insurance, including for errors and omissions, our insurance may not fully protect us from the financial impact of defending against these types of claims or any judgments, fines or settlement costs arising out of any such claims. Additionally, any liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing adequate insurance coverage in the future. Moreover, any liability lawsuit could damage our reputation or force us to suspend sales of our tests. The occurrence of any of these events could have a material adverse effect on our business, reputation and results of operations.

If our sole laboratory facility becomes inoperable, if we are forced to vacate the facility or if we are unable to obtain additional laboratory space as and when needed, we would be unable to perform our tests and our business would be harmed.

We perform all of our tests at a single laboratory in Temple City, California. Our laboratory facility could be damaged or rendered inoperable by natural or man-made disasters, including earthquakes, floods, fires and power outages, which could render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests or the backlog that could develop if our laboratory becomes inoperable for even a short time could result in the loss of customers or harm to our reputation. Although we maintain insurance for damage to our property and disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

Further, if we need to move to a different facility or obtain additional laboratory space, we may have difficulty locating suitable space in a timely manner, on reasonable terms or at all, and even if acceptable space was available, it would be challenging, time-consuming and expensive to obtain or transfer the licensure and accreditation required for a commercial laboratory like ours and the equipment we use to perform our tests. These challenges could be amplified if we or our joint ventures or other commercial partners, such as FF Gene Biotech, seek to procure and maintain laboratory space outside the United States as we pursue international expansion. If we are unable to obtain or are delayed in obtaining new laboratory space as needed, we may not be able to provide our existing tests or develop and launch new tests, which could result in harm to our business, reputation, financial condition and results of operations.

We rely on a limited number of suppliers and, in some cases, a sole supplier, for certain of our laboratory substances, equipment and other materials, and any delays or difficulties securing these materials could disrupt our laboratory operations and materially harm our business.

We rely on a limited number of suppliers for certain of our laboratory substances, including reagents, as well as for the sequencers and various other equipment and materials we use in our laboratory operations. In particular, we rely on Illumina, Inc. as the sole supplier of the next generation sequencers and associated reagents we use to perform our genetic tests and as the sole provider of maintenance and repair services for these sequencers. We do not have long-term agreements with any of our suppliers and, as a result, they could cease supplying these materials and equipment to us at any time due to an inability to reach agreement with us on supply terms, disruptions in their operations, a determination to pursue other activities or lines of business or for other reasons, or they could fail to provide us with sufficient quantities of materials that meet our specifications. Transitioning to a new supplier or locating a temporary substitute, if any are available, would be time-consuming and expensive, could result in interruptions in or otherwise affect the performance specifications of our laboratory operations or could require that we revalidate our tests. In addition, the use of equipment or materials provided by a replacement supplier could require us to alter our laboratory operations and procedures. Moreover, we believe there are currently only a few manufacturers that are capable of supplying and servicing some of the equipment and other materials necessary for our laboratory operations, including sequencers and various associated reagents. As a result, replacement equipment and materials that meet our quality control and performance requirements may not be available on reasonable terms, in a timely manner or at all. If we encounter delays or difficulties securing, reconfiguring or revalidating the equipment, reagents and other materials we require for our tests, our operations could be materially disrupted and our business, financial condition, results of operations and reputation could be adversely affected.

Billing and collections processing for our tests is complex and time-consuming, and any delay in transmitting and collecting claims could have an adverse effect on our revenue.

Billing for our tests is complex, time-consuming and expensive. Depending on the billing arrangement and applicable law, we bill various different parties for our tests, including customers directly in the case of our hospital and medical institution customers, as well as Medicare, Medicaid, insurance companies and patients, all of which may have different billing requirements. We may face increased risk in our collection efforts due to the complexities of these billing requirements, including long collection cycles, which could adversely affect our business, results of operations and financial condition.

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

We have started to develop internal systems and procedures to handle these billing and collections functions and we have engaged a third party to assist with some of these functions, but we will still need to make significant efforts and expend substantial resources to further develop our systems and procedures to handle these aspects of our business, which could become increasingly important as we focus on establishing coverage and reimbursement policies with third-party payors. As a result, these billing complexities, along with the related uncertainty in obtaining payment for our tests, could negatively affect our revenue and cash flow, our ability to achieve or sustain profitability and the consistency and comparability of our results of operations. In addition, if claims for our tests are not submitted to payors on a timely basis, or if we are required to switch to a different provider to handle our processing and collections functions, our revenue and our business could be adversely affected.

Ethical, legal and social concerns related to the use of genetic information could reduce demand for our tests.

Genetic testing has raised ethical, legal and social issues regarding privacy and the appropriate uses of the resulting information. Government authorities could, for social or other purposes, limit or regulate the use of genetic information or genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Similarly, these concerns may cause patients to refuse to use, or physicians to be reluctant to order, genetic tests such as ours, even if permissible. These and other ethical, legal and social concerns may limit market acceptance and adoption of our tests or reduce the potential markets for our tests, any of which could have an adverse effect on our business, financial condition and results of operations.

Actual or attempted security breaches, loss of data or other disruptions could compromise sensitive information related to our business or to patients or prevent us from accessing critical information, any of which could expose us to liability and adversely affect our business and our reputation.

In the ordinary course of our business, we generate, collect and store sensitive data, including PHI, personally identifiable information, intellectual property and proprietary information and other business-critical information, such as research and development data, commercial information and business and financial information. We manage and maintain the data we generate, collect and store utilizing a combination of on-site systems and managed data center systems. We also communicate sensitive patient data when we deliver reports summarizing test results to our customers, which we deliver via our online encrypted web portal, encrypted email or fax or overnight courier. We face a number of risks related to protecting this information, including loss of access, unauthorized modification or inappropriate disclosure.

The secure processing, storage, maintenance and transmission of this information are vital to our operations and business strategy, and we devote significant resources to protecting the confidentiality and integrity of this information. Although we have implemented security measures and other controls designed to protect sensitive information from unauthorized access, use or disclosure, our information technology and infrastructure could fail, be inadequate or vulnerable to attacks by hackers or viruses or be breached due to employee error, malfeasance or other disruptions. A breach or interruption could compromise our information systems, and the information we store could be accessed by unauthorized parties, manipulated, publicly disclosed, lost or stolen. Any such unauthorized access, manipulation, disclosure or other loss of information could result in legal claims or proceedings and could result in liability or penalties under federal and state laws that protect the privacy of personal information, discussed below under “—We are subject to broad legal requirements regarding the information we test and analyze, and any failure to comply with these requirements could result in harsh penalties, damage our reputation and materially harm our business.” Additionally, unauthorized access, manipulation, loss or dissemination could significantly damage our reputation and disrupt our operations, including our ability to perform our tests, analyze and provide test results, bill customers or other payors, process claims for reimbursement, provide customer service, conduct research and development activities, collect, process, and prepare company financial information, conduct education and outreach activities and manage the administrative aspects of our operations, any of which could adversely affect our business.

The loss of any member of our senior management team could adversely affect our business.

Our success depends in large part on the skills, experience and performance of our executive management team and others in key leadership positions, especially Ming Hsieh, our founder, Chief Executive Officer and Chairman of our board of directors, and Dr. Gao, our Chief Scientific Officer and Laboratory Director. The continued efforts of these persons will be critical to us as we continue to develop our technologies and test processes and focus on growing our business. If we lose one or more key executives, we could experience difficulties maintaining our operations, including the ability to deliver reports to customers after review and approval by a licensed and qualified laboratory director, competing effectively, advancing our technologies, developing new tests and implementing our business strategies. All of our executives and employees, including Mr. Hsieh and Dr. Gao, are at-will, which means that either we or the executive or employee may terminate their employment at any time. We do not carry key man insurance for any of our executives or other employees. In addition, we do not have long-term retention agreements in place with any of our executives or key employees.

We rely on highly skilled personnel in a broad array of disciplines, and if we are unable to hire, retain or motivate these individuals, we may not be able to maintain the quality of our tests or grow our business.

Our business, including our research and development programs, laboratory operations and administrative functions, largely depends on our continued ability to identify, hire, train, motivate and retain highly skilled personnel for all areas of our organization, including biostatisticians, geneticists, software engineers, laboratory directors and specialists, sales and marketing experts and other scientific, technical and managerial personnel. Competition in our industry for qualified executives and other employees is intense, and we may not be able to attract or retain the qualified personnel we need to execute our business plans due to high levels of competition for these personnel among our competitors, other life science businesses, universities and public and private research institutions. In addition, our compensation arrangements may not be successful in attracting new employees and retaining and motivating our existing employees. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that could adversely affect our ability to expand our business and support our clinical laboratory operations and our sales and marketing and research and development efforts, which would negatively affect our prospects for future growth and success.

Any inability to obtain additional capital when needed and on acceptable terms may limit our ability to execute our business plans.

We expect our capital expenditures and operating expenses to increase over the next several years as we seek to expand our infrastructure, sales and marketing and other commercial operations and research and development activities. We may seek to raise additional capital through securities offerings, credit facilities or other debt financings, asset sales or collaborations or licensing arrangements. Additional funding may not be available to us when needed, on acceptable terms or at all. If we raise funds by issuing equity securities, our existing stockholders could experience substantial dilution. Additionally, any preferred stock we issue could provide for rights, preferences or privileges senior to those of our common stock, and our issuance of any additional equity securities, or the possibility of such an issuance, could cause the market price of our common stock to decline. The terms of any debt securities we issue or borrowings we incur, if available, could impose significant restrictions on our operations, such as limitations on our ability to incur additional debt or issue additional equity or other restrictions that could adversely affect our ability to conduct our business, and would result in increased fixed payment obligations.  If we seek to sell assets or enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms or relinquish or license to a third party our rights to important or valuable technologies or tests we may otherwise seek to develop ourselves. Moreover, we may incur substantial costs in pursuing future capital, including investment banking, legal and accounting fees, printing and distribution expenses and other similar costs. If we are not able to secure funding if and when needed and on reasonable terms, we may be forced to delay, reduce the scope of or eliminate one or more sales and marketing initiatives, research and development programs or other growth plans or strategies. In addition, we may be forced to work with a partner on one or more aspects of our tests or market development programs or initiatives, which could lower the economic value to us of these tests, programs or initiatives. Any such outcome could significantly harm our business, performance and prospects.

We may acquire businesses or assets, form joint ventures, make investments in other companies or technologies or establish other strategic relationships that could harm our operating results, dilute our stockholders’ ownership or cause us to incur debt or significant expense.

As part of our business strategy, we may pursue acquisitions of complementary businesses or assets, investments in other companies, technology licensing arrangements, joint ventures or other strategic relationships. As an organization, we have limited experience with respect to acquisitions, investments or the formation of strategic relationships or joint ventures. If we make acquisitions in the future, we may not be able to successfully integrate the acquired businesses or technologies into our existing operations, we could assume unknown or contingent liabilities and we could be forced to record significant write-offs or incur debt as a result of the acquisitions, any of which could harm our operating results. Further, integration of an acquired business or technology could involve significant difficulties, and could require management and capital resources that otherwise would be available for ongoing development of our existing business or pursuit of other opportunities. If we pursue relationships with pharmaceutical companies or other strategic relationships, our ability to establish and maintain these relationships could be challenging due to several factors, including competition with other genetic testing companies and internal and external constraints placed on pharmaceutical and other organizations that limit the number and type of relationships they can establish with companies like ours. Moreover, we may not be able to identify or complete any acquisition, investment, technology license, joint venture or other strategic relationship in a timely manner, on a cost-effective basis or at all, and we may not realize the anticipated benefits of any such transaction sufficiently to recoup our costs.

To finance any acquisitions, investments, joint ventures or other strategic relationships, we may seek to raise additional funds through securities offerings, credit facilities, asset sales or collaborations or licensing arrangements. Each of these methods of fundraising is subject to a variety of risks, including those discussed above under “—Any inability to obtain additional capital when needed and on acceptable terms may limit our ability to execute our business plans.” For example, we may seek to fund these transactions with issuances of our capital stock, even if the price of our common stock is low or volatile, which would involve risks associated with capital-raising equity offerings, including dilution to existing stockholders and the possible decline of the market price of our common stock. Further, additional funds from capital-raising transactions may not be available when needed, on acceptable terms or at all. Any inability to fund any acquisitions, investments or strategic relationships we pursue could cause us to forfeit opportunities we believe are promising or valuable, which could harm our prospects.

We depend on our information technology systems, and any failure of these systems, due to hardware or software malfunctions, delays in operation, failures to implement new or enhanced systems or cybersecurity breaches, could harm our business.

We depend on information technology and telecommunications systems for significant elements of our operations, such as our laboratory information management systems, including test validation, specimen tracking and quality control; our bioinformatics analytical software systems; our reference library of information relating to genetic variants and their role in disease; personal information storage, maintenance and transmission; our customer-facing web-based software and customer service functions; our report production systems; our billing and reimbursement procedures; our scientific and medical data analysis and other research and development activities and programs; and our general and administrative activities, including disclosure controls, internal control over financial reporting and other public reporting functions. In addition, our third-party service providers depend on technology and telecommunications systems in order to provide contracted services for us. Now that we are a public company, we expect we will need to continue to expand and strengthen a number of enterprise software systems that affect a broad range of business processes and functions, particularly if and as our operations grow, including, for example, systems handling human resources, financial and other disclosure controls and reporting, customer relationship management, regulatory compliance, security controls and other infrastructure functions.

Information technology and telecommunications systems are vulnerable to disruption and damage from a variety of sources, including power outages and other telecommunications or network failures, natural disasters, the outbreak of war or acts of terrorism. Moreover, despite network security and back-up measures, our servers and other electronic systems are potentially vulnerable to cybersecurity breaches, such as physical or electronic break-ins, computer viruses and similar disruptive events. Despite the precautionary measures we have taken to detect and prevent or solve problems that could affect our information technology and telecommunications systems, there may be significant downtime or failures of these systems or those used by our third-party service providers. Any such downtime or failure could prevent us from conducting tests, preparing and providing reports to customers, billing payors, responding to customer inquiries, conducting research and development activities, maintaining our financial and disclosure controls and other reporting functions and managing the administrative aspects of our business. Moreover, any such downtime or failure could force us to transfer data collection operations to an alternate provider of server-hosting services, which could involve significant costs and result in further delays in our ability to conduct tests, deliver reports to our customers and otherwise manage our operations. Further, although we carry property and business interruption insurance, the coverage may not be adequate to compensate for all losses that may occur in the event of system downtime or failure. Any such disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have a material adverse effect on our business and our reputation.

Additionally, if and as our business grows, we will need to continually improve and expand the scope of our technology systems in order to maintain their adequacy for the scale of our operations. Any failure to make such improvements or any significant delay in the planned implementation of new or enhanced systems could render our systems obsolete or inadequate, in which case our service to our customers and our other business activities could suffer and we could be more vulnerable to electronic breaches from outside sources.

We rely on commercial courier delivery services to transport specimens to our laboratory facility in a timely and cost-efficient manner, and if these delivery services are disrupted, our business would be harmed.

Our business depends on our ability to quickly and reliably deliver test results to our customers. We typically receive specimens from customers within days of shipment, for analysis at our Temple City, California laboratory. Disruptions in delivery service, whether due to labor disruptions, bad weather, natural disasters, terrorist acts or threats or for other reasons, could adversely affect specimen integrity and our ability to process specimens in a timely manner and otherwise service our customers, and ultimately our reputation and our business. In addition, if we are unable to continue to obtain expedited delivery services on commercially reasonable terms, our operating results may be adversely affected.

Regulatory Risks

Any changes in laws, regulations or the enforcement discretion of the FDA with respect to the marketing of diagnostic products, or violations of laws or regulations by us, could adversely affect our business, prospects, results of operations or financial condition.

The laws and regulations governing the marketing of diagnostic products are evolving, extremely complex and in many instances, there are no significant regulatory or judicial interpretations of these laws and regulations. Pursuant to its authority under the FDC Act, the FDA has jurisdiction over medical devices, including potentially our tests. Among other things, pursuant to the FDC Act and its implementing regulations, the FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, premarket clearance or approval, marketing and promotion, and sales and distribution of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In addition, the FDA regulates the import and export of medical devices.

Although the FDA has statutory authority to assure that medical devices, including potentially our tests, are safe and effective for their intended uses, the FDA has historically exercised its enforcement discretion and not enforced applicable provisions of the FDC Act and regulations with respect to LDTs, which are a particular type of medical device. We believe our tests are LDTs. As a result, we believe our tests are not currently subject to the FDA’s enforcement of its medical device regulations and the applicable FDC Act provisions.

Even though we commercialize our tests as LDTs, our tests may in the future become subject to more onerous regulation by the FDA. For example, the FDA may disagree with our assessment that our tests fall within the definition of an LDT and seek to regulate our tests as medical devices. Moreover, the FDA has issued draft guidance and a 2017 Discussion Paper to allow for further public discussion about an appropriate LDT oversight approach and to give congressional committees the opportunity to develop a legislative solution. The FDA has also solicited public input and published two draft guidance documents relating to FDA oversight of NGS-based tests. These two draft guidance documents describe the FDA’s thinking and proposed approach regarding the possible use of FDA-recognized standards to support analytical validity, and public human genetic variant databases to support clinical validity, of these tests. Until the FDA finalizes its regulatory position regarding LDTs and NGS-based tests, or legislation is passed concerning regulation of LDTs, it is unknown how the FDA may regulate our tests in the future and what testing and data may be required to support any required clearance or approval.

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

In addition to CLIA requirements, we elect to participate in the CAP accreditation program. CMS has deemed CAP standards to be equally or more stringent than CLIA regulations and has approved CAP as a recognized accrediting organization. Inspection by CAP is performed in lieu of inspection by CMS for CAP-accredited laboratories. Because we are accredited by the CAP Laboratory Accreditation Program, we are deemed to also comply with CLIA. While not required to operate a CLIA-certified laboratory, many private insurers require CAP accreditation as a condition to contracting with clinical laboratories to cover their tests. In addition, some countries outside the United States require CAP accreditation as a condition to permitting clinical laboratories to test samples taken from their citizens. Failure to maintain CAP accreditation could have a material adverse effect on the sales of our tests and the results of our operations.

We are subject to broad legal requirements regarding the information we test and analyze and any failure to comply with these requirements could result in harsh penalties, damage our reputation and materially harm our business.

Our business is subject to federal and state laws that protect the privacy and security of personal health information, including HIPAA, HITECH and similar state laws, as well as numerous other federal, state and foreign laws, including consumer protection laws and regulations, that govern the collection, dissemination, use, access to, confidentiality and security of patient health information. In addition, new laws and regulations that further protect the privacy and security of medical records or medical information are regularly considered by federal and state governments. Further, with the recent increase in publicity regarding data breaches resulting in improper dissemination of consumer information, federal and state governments have passed or are considering laws regulating the actions that a business must take if it experiences a data breach, such as prompt disclosure to affected customers. The Federal Trade Commission and states’ Attorneys General have also brought enforcement actions and prosecuted some data breach cases as unfair and/or deceptive acts or practices under the Federal Trade Commission Act. In addition to data breach notification laws, some states have enacted statutes and rules requiring businesses to reasonably protect certain types of personal information they hold or to otherwise comply with certain specified data security requirements for personal information. We intend to continue to comprehensively protect all personal information and to comply with all applicable laws regarding the protection of such information.

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

•

the Affordable Care Act which, among other things, establishes a requirement for providers and suppliers to report and return any overpayments received from government payors under the Medicare and Medicaid programs;

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

•	the FCPA and applicable foreign anti-bribery laws;
•	federal, state and local regulations relating to the handling and disposal of regulated medical waste, hazardous waste and biohazardous waste and workplace safety for healthcare employees;

•

laws and regulations relating to health and safety, labor and employment, public reporting, taxation and other areas applicable to businesses generally, all of which are subject to change, including, for example, the significant changes to the taxation of business entities were enacted in December 2017; and

•	similar foreign laws and regulations that apply to us in the countries in which we operate or may operate in the future.

Any future growth of our business, including, in particular, growth of our international business and continued reliance on consultants, commercial partners and other third parties, may increase the potential for violating these laws. In some cases, our risk of violating these or other laws and regulations is further increased because of the lack of their complete interpretation by applicable regulatory authorities or courts, and their provisions are thus open to a variety of interpretations.

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

The Affordable Care Act made a number of substantial changes to the way healthcare is financed both by governmental and private insurers. For example, the Affordable Care Act requires each medical device manufacturer to pay an excise tax on the medical devices it sells. The medical device tax has been suspended through 2019. It is unclear at this time when, or if, sales of our LDTs will trigger the medical device tax, and it is possible that this tax will apply to some or all of our existing tests or tests we may develop in the future. Additionally, the Affordable Care Act introduces mechanisms to reduce the per capita rate of growth in Medicare spending if expenditures exceed certain targets. Any such reductions could affect reimbursement payments for our tests. The Affordable Care Act also contains a number of other provisions, including provisions governing enrollment in federal and state healthcare programs, reimbursement matters and fraud and abuse, which we expect will impact our industry and our operations in ways that we cannot currently predict.

In April 2014, Congress passed PAMA, which included substantial changes to the way in which clinical laboratory services will be paid under Medicare. Under PAMA, certain clinical laboratories are required to periodically report to CMS private payor payment rates and volumes for their tests. Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. As required under PAMA, CMS will use the rates and volumes reported by laboratories to develop Medicare payment rates for laboratory tests equal to the volume-weighted median of the private payor payment rates for the tests, effective January 1, 2018. The impact of this new payment system on rates for our tests, including any current or future tests we may develop, is uncertain.

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

If the hazardous materials we use in our operations cause contamination or injury, we could be liable for resulting damages.

Our operations require the use of regulated medical waste, hazardous waste and biohazardous waste, including chemicals, biological agents and compounds and blood and other tissue specimens. We are subject on an ongoing basis to federal, state and local laws and regulations governing the use, storage, handling and disposal of these hazardous materials and other specified waste products. Although we typically use licensed or otherwise qualified outside vendors to dispose of this waste, applicable laws and regulations could hold us liable for damages and fines if our, or others’, business operations or other actions result in contamination to the environment or personal injury due to exposure to hazardous materials. We cannot eliminate the risk of contamination or injury, and any liability imposed on us for any resulting damages or injury could exceed our resources or any applicable insurance coverage. The cost to secure such insurance coverage and to comply with these laws and regulations could become more significant in the future, and any failure to comply could result in substantial costs and other business and reputational consequences, any of which could negatively affect our operating results.

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

Our services present the potential for embezzlement, identity theft or other similar illegal behavior by our employees, consultants, service providers or commercial partners.

Our operations involve the use and disclosure of personal and business information that could be used to impersonate third parties or otherwise gain access to their data or funds. If any of our employees, consultants, service providers or commercial partners takes, converts or misuses these funds or data, we could be liable for any resulting damages, which could harm our financial condition and damage our business reputation.

Intellectual Property Risks

We currently own no patents or patent applications related to our technology platform and rely on trade secret protection, non-disclosure agreements and invention assignment agreements to protect our proprietary information, which may not be effective.

We currently rely on trade secret protection, non-disclosure agreements and invention assignment agreements with our employees, consultants and third-parties to protect our confidential and proprietary information. Although our competitors have utilized and are expected to continue to utilize technologies and methods similar to ours and have aggregated and are expected to continue to aggregate libraries of genetic information similar to ours, we believe our success will depend in part on our ability to develop proprietary methods and libraries and to defend any advantages afforded to us by these methods and libraries relative to our competitors. If we do not protect our intellectual property and other confidential information adequately, competitors may be able to use our proprietary technologies and information and thereby erode any competitive advantages they provide us.

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent these rights are effectively maintained as confidential. We expect to rely primarily on trade secret and contractual protections for our confidential and proprietary information, and we have taken security measures we believe are appropriate to protect this information. These measures, however, may not provide adequate protection for our trade secrets, know-how or other confidential information. We seek to protect our proprietary information by, among other things, entering into confidentiality agreements with employees, consultants and other third parties. These confidentiality agreements may not sufficiently safeguard our trade secrets and other confidential information, and may not provide adequate remedies in the event of unauthorized use or disclosure of this information. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret or other proprietary information could be difficult, expensive and time-consuming and the outcome could be unpredictable. In addition, trade secrets or other confidential information could otherwise become known or be independently developed by others in a manner that could prevent legal recourse by us. If any of our trade secrets or other confidential or proprietary information were disclosed or misappropriated or if any such information was independently developed by a competitor, our competitive position could be harmed and our business could suffer.

Litigation or other proceedings or third-party claims of intellectual property infringement or misappropriation could require us to spend significant time and money and prevent us from selling our tests.

We believe our ability to succeed will depend in part on our avoidance of infringement of patents and other proprietary rights owned by third parties, including the intellectual property rights of competitors. There are numerous third-party-owned U.S. and foreign patents, pending patent applications and other intellectual property rights that cover technologies relevant to genetic testing. We may be unaware of patents or other intellectual property rights that a third-party might assert are infringed by our business, and there may be pending patent applications that, if issued, could be asserted against us. As a result, our existing or future operations may be alleged or found to infringe existing or future patents or other intellectual property rights of others. Moreover, as we continue to sell our existing tests and if we launch new tests and enter new markets, competitors may claim that our tests infringe or misappropriate their intellectual property rights as part of strategies designed to impede our existing operations or our entry into new markets.

If a patent infringement or misappropriation of intellectual property lawsuit was brought against us, we could be forced to discontinue or delay our development or sales of any tests or other activities that are the subject of the lawsuit while it is pending, even if it is not ultimately successful. In the event of a successful claim of infringement against us, we could be forced to pay substantial damages, including treble damages and attorneys’ fees if we were found to have willfully infringed patents; obtain one or more licenses, which may not be available when needed, on commercially reasonable terms or at all; pay royalties, which may be substantial; or redesign any infringing tests or other activities, which may be impossible or require substantial time and expense. In addition, third parties making claims against us for infringement or misappropriation of their patents or other intellectual property rights could seek and obtain injunctive or other equitable relief, which, if granted, could prohibit us from performing our tests. Further, defense against these claims, regardless of their merit or success, could cause us to incur substantial expenses, be a substantial diversion to our management and other employee resources and significantly harm our reputation. Any of these outcomes could delay our introduction of new tests, significantly increase our costs or prevent us from conducting certain of our essential activities, which could materially adversely affect our ability to operate and grow our business.

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

If we make efforts to seek patent protection for our technologies and tests, these efforts may be negatively impacted by the Prometheus, Myriad and Alice decisions, rulings in other cases or guidance or procedures issued by the USPTO. However, we cannot fully predict the impact of the Prometheus, Myriad and Alice decisions on the ability of genetic testing, biopharmaceutical or other companies to obtain or enforce patents relating to DNA, genes or genomic-related discoveries in the future, as the contours of when claims reciting laws of nature, natural phenomena or abstract ideas may meet patent eligibility requirements are not clear and may take years to develop via interpretation at the USPTO and in the courts. There are many previously issued patents claiming nucleic acids and diagnostic methods based on natural correlations that issued before these recent Supreme Court decisions and, although many of these patents may be invalid under the standards set forth in these decisions, they are presumed valid and enforceable until they are successfully challenged, and third parties holding these patents could allege that we infringe or request that we obtain a license under the patents. Whether based on patents issued before or after these Supreme Court decisions, we could be forced to defend against claims of patent infringement or obtain license rights, if available, under these patents. In particular, although the Supreme Court has held in Myriad that isolated genomic DNA is not patent-eligible subject matter, third parties could allege that our activities infringe other classes of gene-related patent claims. There are numerous risks associated with any patent infringement claim that may be brought against us, as discussed above under “—Litigation or other proceedings or third-party claims of intellectual property infringement or misappropriation could require us to spend significant time and money and prevent us from selling our tests.”

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

The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant challenges in establishing and enforcing their proprietary rights outside the United States. These challenges can be caused by the absence of rules and methods for the establishment and enforcement of intellectual property rights in certain jurisdictions. In addition, the legal systems of some countries, particularly developing countries, do not favor the enforcement of certain intellectual property protection, especially relating to healthcare. These aspects of many foreign legal systems could make it difficult for us to prevent or stop the misappropriation of our intellectual property rights in these jurisdictions. Moreover, changes in the law and legal decisions by courts in foreign countries could affect our ability to obtain adequate protection for our technologies and enforce our intellectual property rights. As a result, our efforts to protect and enforce our intellectual property rights outside the United States may prove inadequate, in which case our ability to remain competitive and grow our business and revenue could be materially harmed.

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

Public Company Risks

We are incurring increased costs and demands in order to comply with laws and regulations applicable to public companies.

As a public company, we are experiencing significant additional demands that we did not experience as a private company. For example, the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley Act, and related and other rules implemented by the SEC and the Nasdaq Stock Market, or Nasdaq, impose a number of requirements on public companies that are not applicable to private companies, including with respect to corporate governance practices. For instance, as a result of becoming a public company, a majority of our directors are required to be independent and we are required to maintain audit and compensation committees comprised solely of independent directors, maintain a variety of corporate governance policies, adopt and maintain policies regarding internal and disclosure controls and procedures and prepare reports on our internal control over financial reporting. Until completion of our reorganization from a limited liability company to a corporation in September 2016, we operated without a board of directors under the direction of Mr. Hsieh, who served as the Manager of our predecessor Fulgent LLC. Further, the SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance, including pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, enacted in July 2010. There are significant corporate governance and executive compensation-related disclosure and other provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas.

Moreover, compliance with the rules and regulations applicable to public companies has increased our legal, accounting and financial compliance costs. For instance, we have hired additional personnel for, and devoted more resources to, our financial reporting functions since becoming a public company, and these needs will increase if our operations grow. Additionally, if we continue to grow, we will need to implement new and more sophisticated financial and accounting systems and adopt additional procedures for financial reporting in order to continue to meet our obligations as a public company. Any transition of accounting systems can be expensive and can result in delays in our ability to process and report transactions in a timely manner. Our management and other personnel will need to continue to devote significant attention to maintaining our compliance with these obligations, which is time-consuming and expensive. If these requirements divert the attention of management and other personnel from other aspects of our operations or if they require substantial costs, our business, financial condition and results of operations could be adversely affected. We also expect that, as a public company, it will be more expensive for us to attract and compensate qualified directors and officers and secure adequate director and officer liability insurance at a reasonable cost to us.

If we are unable to maintain effective internal control over financial reporting, investors could lose confidence in the accuracy and completeness of our reported financial information and the market price of our common stock could decline.

As a public company, we are required to maintain internal control over financial reporting and report any material weaknesses in these internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with this report, provide a management report on these internal controls. Although we have implemented systems, processes and controls and performed this evaluation as of the end of 2017, we will need to maintain  and enhance them if and as we grow, and we may need to hire additional personnel and devote more resources to our financial reporting function in order to do so.

If we identify one or more material weaknesses during the process of annually evaluating our internal controls, we may not detect errors on a timely basis and our financial statements may be materially misstated. In addition, in that event, our management would be unable to conclude that our internal control over financial reporting is effective. Further, when we are no longer an emerging growth company or smaller reporting company, our independent registered public accounting firm will be required to issue an attestation report on the effectiveness of our internal control over financial reporting. When that occurs, our independent registered public accounting firm may conclude that there are material weaknesses in our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed even if our management concludes that our internal control over financial reporting is effective.

If we or our auditors were to conclude that our internal control over financial reporting was not effective because one or more material weaknesses had been identified or if internal control deficiencies result in the restatement of our financial results, investors could lose confidence in the accuracy and completeness of our financial disclosures and the price of our common stock could decline.

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

We may elect to comply with reduced public company reporting requirements available to us because we are an emerging growth company and a smaller reporting company, which could make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act, and we will remain an emerging growth company until December 31, 2021, unless our gross revenue exceeds $1.07 billion in any fiscal year before that date, we issue more than $1.0 billion of non-convertible debt in any three-year period before that date or the market value of our common stock held by non-affiliates exceeds $700.0 million as of the last business day of the second fiscal quarter of any fiscal year before that date. In addition, as of the end of 2017, we are a smaller reporting company, as defined in applicable SEC rules, and we will remain a smaller reporting company until the market value of our common stock held by non-affiliates equals or exceeds $75.0 million as of the last business day of the second fiscal quarter of our current fiscal year or any future fiscal year. As an emerging growth company and a smaller reporting  company, we are eligible for exemptions from certain reporting requirements applicable to other public companies, including an exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced financial statement and other financial disclosure requirements in registration statements and periodic reports we file, reduced disclosure obligations regarding executive compensation and, so long as we remain an emerging growth company, exemption from the requirements to hold non-binding advisory votes on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved. We have relied on many of these exemptions in our registration statements and periodic reports to date, and investors may find our common stock less attractive if we choose to continue to rely on these exemptions, in which case there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the Securities Act, emerging growth companies can elect to delay adoption of new or revised accounting standards until those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, as a result, we are subject to the same new or revised accounting standards at the same time as other public companies that are not emerging growth companies.

Common Stock Risks

An active, liquid trading market for our common stock may never develop, which could make it difficult for stockholders to sell their shares of our common stock.

Prior to the completion of our initial public offering in October 2016, no public market for our common stock existed. An active trading market for our common stock may never develop, or if developed, may not be sustained. Further, as of March 1, 2018, Mr. Hsieh, our founder, Chief Executive Officer and Chairman of our board of directors, beneficially owned approximately 44% of our outstanding voting equity. As a result, fewer shares are actively traded in the public market, which reduces the liquidity of our common stock. The lack of an active trading market could impair our stockholders’ ability to sell their shares at the desired time or at a price considered reasonable. Further, an inactive trading market may impair our ability to raise capital by selling shares of our common stock in the future, and may impair our ability to enter into strategic relationships or acquire companies or technologies using shares of our common stock as consideration.

Our common stock is listed on the Nasdaq Global Market under the symbol “FLGT.” If we fail to satisfy the continued listing standards of Nasdaq, however, we could be de-listed, which would negatively impact the price and liquidity of our common stock.

The price of our common stock may be volatile and you could lose all or part of your investment.

The trading price of our common stock has experienced, and may continue to experience, wide fluctuations and significant volatility. This volatility may be exacerbated by the relatively small and illiquid market for our common stock. Other factors that may contribute to this volatility include, among others:

•	actual or anticipated fluctuations in our operating results;
•	competition from existing tests or new tests that may emerge, particularly if competitive factors in our industry, including prices for genetic testing, become more acute;
•	failures to meet or exceed financial estimates and projections of the investment community or guidance we have provided to the public;
•	issuance of new or updated research or reports by securities analysts or changed recommendations for our common stock;
•	announcements by us or our competitors of significant acquisitions, investments, strategic relationships, joint ventures, collaborations or capital commitments;

•	the timing and amount of our investments in our business and the market’s perception of these investments and their impact on our prospects;
•	actual or anticipated changes in laws or regulations applicable to our business or our tests;
•	additions or departures of key management or other personnel;
•	changes in coverage and reimbursement by current or potential payors;
•	inability to obtain additional funding as and when needed on reasonable terms;
•	disputes or other developments with respect to our or others’ intellectual property rights;
•	product liability claims or other litigation;
•	sales of our common stock by us or our stockholders;
•

general economic, political, industry and market conditions, including factors not directly related to our operating performance or the operating performance of our competitors, such as increased uncertainty in the U.S. regulatory environment for healthcare, trade and tax-related matters following the results of the 2016 U.S. presidential election;

•	and the other risk factors discussed in this report.

In addition, the stock market in general, and the market for the stock of companies in the life sciences and technology industries in particular, has experienced extreme price and volume fluctuations in recent years that have at times been unrelated or disproportionate to the operating performance of specific companies. These broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against the company. This type of litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Our principal stockholders and management own a significant percentage of our capital stock and are able to exert significant control over matters subject to stockholder approval.

As of March 1, 2018, our executive officers, directors, holders of 5% or more of our outstanding voting equity and their respective affiliates collectively beneficially owned approximately 70.1% of our outstanding voting equity, and Mr. Hsieh, our founder, Chief Executive Officer and Chairman of our board of directors, beneficially owned approximately 44% of our outstanding voting equity. As a result, these stockholders have the ability to control matters submitted to our stockholders for approval, including elections of directors, amendments to our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers to acquire our common stock that some of our stockholders feel are in their best interests, as the interests of these stockholders may not coincide with  the interests of our other stockholders and they may act in a manner that advances their best interests and not necessarily those of all of our stockholders. Further, this concentration of ownership could adversely affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could cause the price of our common stock to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. Any such sales, or the perception in the market that sales are pending or could occur, could reduce the market price of our common stock. As of March 1, 2018, we had 17,866,870 outstanding shares of common stock. All of these shares are freely tradable without restriction in the public market, subject to certain volume and manner of sale limitations applicable to shares held by our affiliates, as that term is defined in the Securities Act.

Moreover, Xi Long, which holds an aggregate of 2,025,623 shares of our common stock, has the right, subject to certain conditions, to include its shares in registration statements we may file for ourselves or other stockholders and to require us to file registration statements covering its shares following May 16, 2019. In addition, as of December 31, 2017, there were 1,399,082 shares of our common stock subject to outstanding equity-based awards and 487,826 additional shares of our common stock reserved for issuance pursuant to future such awards that we may grant under our equity incentive plan. Subject to certain volume and manner of sale limitations applicable to our affiliates and any other applicable legal and contractual limitations, all of these shares are registered under the Securities Act or are otherwise eligible under applicable securities laws for free trading in the public market upon their issuance.

Future issuances of our common stock or rights to purchase our common stock, including pursuant to our equity incentive plan, could result in additional dilution to the percentage ownership of our stockholders and could cause the price of our common stock to fall.

To raise capital or for other strategic purposes, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. We also may issue common stock or grant other equity awards for compensatory purposes under our equity incentive plan. If we issue common stock, convertible securities or other equity securities, including equity awards under our equity incentive plan, our then-existing stockholders could be materially diluted by such issuances and, if we issue preferred stock, new investors could gain rights, preferences and privileges senior to the holders of our common stock, any of which could cause the price of our common stock to decline.

We do not intend to pay dividends on our common stock, so any returns will be limited to the value of our common stock.

We currently anticipate that we will retain any future earnings to finance the continued development, operation and expansion of our business. As a result, we do not anticipate declaring or paying any cash dividends or other distributions in the foreseeable future. Further, if we were to enter into a credit facility or issue debt securities or preferred stock in the future, we may be contractually restricted from paying dividends. If we do not pay dividends, our common stock may be less valuable because stockholders must rely on sales of their common stock after price appreciation, which may never occur, to realize any gains on their investment.

If securities or industry analysts do not publish research or reports about our business or if they issue an adverse or misleading opinion regarding our common stock, our stock price and trading volume could decline.

If a trading market for our common stock develops, that trading market will be influenced by the research and reports that industry or securities analysts publish about us or our business. We have only recently obtained research coverage by securities and industry analysts. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which could cause the price and trading volume of our common stock to decline. Further, if any of these analysts issues an adverse or misleading opinion regarding us, our business model, our industry or our stock performance or if our operating results fail to meet analyst expectations, the price of our common stock could decline.

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

Pursuant to our certificate of incorporation, our board of directors is authorized to issue up to 1,000,000 shares of preferred stock without any action by our stockholders. Our board of directors also has the power, without stockholder approval, to set the terms of any series of preferred stock that may be issued, including, among others, voting rights, dividend rights and preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up. If we issue preferred stock in the future that has preferences over our common stock with respect to payment of dividends or upon a liquidation, dissolution or winding up, or if we issue preferred stock that is convertible into our common stock at greater than a one-to-one ratio, the voting and other rights of the holders of our common stock and the market price of our common stock could be adversely affected.

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

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to this provision of our certificate of incorporation. This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum it finds favorable for disputes with us or our directors, officers or other employees, which may discourage these lawsuits. Alternatively, if a court were to find this provision of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving these matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters and laboratory operations are located in Temple City, California, where we lease and occupy approximately 12,000 square feet of office and laboratory space under leases that will expire in January 2021. The Company has options to renew some of these leases for three years. We use these facilities for all of our laboratory testing and management activities and certain research and development, administrative and other functions. We also lease approximately 1,437 square feet of office space near Atlanta, Georgia under a lease that will expire in August 2020 and approximately 7,049 square feet of office space in El Monte, California under two leases that will expire in September 2022 and January 2023, where we conduct certain research and development, customer service, report generation and other administrative activities, although no laboratory activities occur at either of these facilities. We believe our existing facilities are adequate for our current and expected near-term needs and additional space would be available on commercially reasonable terms if required.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On September 29, 2016, our common stock was listed for trading on the Nasdaq Global Market under the symbol “FLGT.” There was no public market for our common stock prior to September 29, 2016. The following table sets forth the high and low sales prices of our common stock as reported on the Nasdaq Global Market for the periods presented:

	High	Low
2017:
Quarter ended December 31, 2017	$4.90	$3.01
Quarter ended September 30, 2017	6.76	4.57
Quarter ended June 30, 2017	11.07	4.90
Quarter ended March 31, 2017	13.67	10.45
2016:
Quarter ended December 31, 2016	$11.79	$8.14
Quarter ended September 30, 2016	9.22	9.18

Holders of Common Stock

As of March 1, 2018, there were 7 holders of record of our common stock, plus an indeterminate number of additional stockholders whose shares of our common stock are held on their behalf by brokerage firms or other agents.

Dividend Policy

We currently anticipate that we will retain any future earnings to finance the continued development, operation and expansion of our business. As a result, we do not anticipate declaring or paying any cash dividends or other distributions in the foreseeable future. Any determination to pay dividends would be at the discretion of our board of directors and would depend on our results of operation, financial condition and other factors that our board of directors, in its discretion, considers relevant.

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

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On September 30, 2016, Fulgent Therapeutics LLC became a wholly owned subsidiary of Fulgent Genetics, Inc. in a transaction we refer to as the Reorganization. As used in the following discussion and analysis, unless the context otherwise requires, (i) the term “Fulgent LLC” refers to Fulgent Therapeutics LLC, (ii) the term “Fulgent Inc.” refers to Fulgent Genetics, Inc. and (iii) the terms “Fulgent,” the “company,” “we,” “us” and “our” refer, for periods prior to completion of the Reorganization, to Fulgent LLC and, for periods after completion of the Reorganization, to Fulgent Inc. and its consolidated subsidiaries after giving effect to the Reorganization. Following the Reorganization, Fulgent Inc. is a holding company with no material assets other than 100% of the equity interests in its subsidiaries, including Fulgent LLC, and Fulgent LLC is considered Fulgent Inc.’s predecessor for accounting purposes and Fulgent LLC’s financial statements for all periods prior to completion of the Reorganization constitute Fulgent Inc.’s historical financial statements. In this discussion and analysis, Fulgent LLC’s equity interests are referred to as “units” and Fulgent LLC’s equity holders are referred to as “members.”

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in this report.

Forward-Looking Statements

The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical facts and relate to future events or circumstances or our future performance, and they are based on our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. The forward-looking statements in this discussion and analysis include statements about, among other things, our future financial and operating performance, our future cash flows and liquidity and our growth strategies, as well as anticipated trends in our business and industry. These forward-looking statements are subject to a number of risks and uncertainties, including, among others, those described under “Item 1A. Risk Factors” in this report. Moreover, we operate in a competitive and rapidly evolving industry and new risks emerge from time to time. It is not possible for us to predict all of the risks we may face, nor can we assess the impact of all factors on our business or the extent to which any factor or combination of factors could cause actual results to differ from our expectations. In light of these risks and uncertainties, the forward-looking events and circumstances described in this discussion and analysis may not occur, and actual results could differ materially and adversely from those described in or implied by any forward-looking statements we make. Although we have based our forward-looking statements on assumptions and expectations we believe are reasonable, we cannot guarantee future results, levels of activity, performance or achievements or other future events. As a result, forward-looking statements should not be relied on or viewed as predictions of future events, and this discussion and analysis should be read with the understanding that our actual future results, levels of activity, performance and achievements or other future events may be materially different than what we currently expect. The forward-looking statements in this discussion and analysis speak only as of the date of this document, and except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

Overview

We are a growing technology company with an initial focus on offering comprehensive genetic testing to provide physicians with clinically actionable diagnostic information they can use to improve the quality of patient care. We have developed a proprietary technology platform that allows us to offer a broad and flexible test menu and continually expand and improve our proprietary genetic reference library, while maintaining accessible pricing, high accuracy and competitive turnaround times. We believe our test menu offers more genes for testing than our competitors in today’s market, which enables us to provide expansive options for test customization and clinically actionable results. Our test menu currently includes approximately 18,000 single-gene tests and more than 850 pre-established, multi-gene, disease-specific panels that collectively test for approximately 7,700 genetic conditions, including various cancers, cardiovascular diseases, neurological disorders and pediatric conditions.

Our existing customer base consists primarily of hospitals and medical institutions, which are typically frequent and high-volume users of genetic tests and which often pay us directly for our tests. We believe our relationships with these customers provide a meaningful opportunity for further growth, as we seek to deepen these relationships and drive increased ordering. We also believe our offering could be attractive to other types of customers, including individual physicians and other practitioners, regional medical networks, research institutions and other organizations, and we are building relationships in these new customer markets. Although we have devoted fewer overall resources to sales and marketing efforts than many of our competitors, we made material investments in our sales and marketing team and strategies, the global reach of our business and other aspects of our operations in 2017, and we believe these investments could help stimulate further demand in the long-term.

We offer tests at competitive prices, averaging approximately $1,130 per billable test delivered in 2017, and at a lower cost to us than many of our competitors, averaging approximately $516 per billable test delivered in 2017. Our volume has grown rapidly since our commercial launch, with 16,578 billable tests delivered in 2017, 12,507 billable tests delivered in 2016, and an aggregate of over 36,903 billable tests delivered to approximately 750 customers from inception through December 31, 2017. We have experienced compound quarterly growth of 8.2% in the number of billable tests delivered in our last eight completed fiscal quarters. We recorded revenue and loss from continuing operations of $18.7 million and $2.5 million, respectively, in 2017, compared to revenue and loss from continuing operations of $18.3 million and $5.4 million, respectively, in 2016. We achieved profitability in the first three months and the first half of 2017, but we have recorded losses in all other periods since our inception.

2017 Developments

FF Gene Biotech Joint Venture

On April 25, 2017, we, through an affiliated company formed for the purpose of the relationship, entered into a cooperation agreement with Xilong Scientific Co., Ltd., or Xilong Scientific, and Fuzhou Jinqiang Investment Partnership (LP), or FJIP, to form a joint venture under the laws of the People’s Republic of China, or PRC, called Fujian Fujun Gene Biotech Co., Ltd. or FF Gene Biotech. FF Gene Biotech offers genetic testing services to customers in the PRC. Pursuant to the terms of the cooperation agreement, we have agreed to contribute to FF Gene Biotech genetic sequencing and other equipment with a total cost of 60,000,000 renminbi, or RMB, over a three-year period for a 30% ownership interest in FF Gene Biotech, Xilong Scientific has agreed to contribute to FF Gene Biotech 102,000,000 RMB over a three-year period for a 51% ownership interest in the FF Gene Biotech, and FJIP has agreed to contribute to FF Gene Biotech 19,000,000 RMB over a five-year period for a 19% ownership interest in FF Gene Biotech. As of December 31, 2017, 43,600,000 RMB (or approximately $6.7 million U.S. dollars) of our total contribution obligation remains to be contributed to FF Gene Biotech under the terms of the cooperation agreement. To date, we have purchased and contributed to FF Gene Biotech equipment with an aggregate fair value of $2.5 million pursuant to our contribution obligations under the cooperation agreement, all of which was contributed in the third quarter of 2017.

Additionally, on April 25, 2017, we entered into a license agreement with FF Gene Biotech, pursuant to which we have granted to FF Gene Biotech a license to use certain of our clinical molecular diagnostic gene detection technology and related software and our proprietary reference library of genetic information, along with any improvements on this technology we may develop during the term of the license agreement. Under the license agreement, FF Gene Biotech will pay to us, on a quarterly basis, certain royalties based on the revenue of FF Gene Biotech, and we have agreed to provide certain technical services to FF Gene Biotech in connection with the license granted under the agreement. The license agreement expires on December 31, 2018 and may be extended by mutual agreement of the parties. We recorded minimal royalties under the license agreement in the year ended December 31, 2017, but we expect to begin generating more royalties as FF Gene Biotech grows its operations and sales.

We believe FF Gene Biotech could expand our long-term opportunities to address the genetic testing market in Asia. However, establishing FF Gene Biotech and our relationships with this joint venture are subject to a number of risks, including market, regulatory and other factors that could cause the joint venture to fail to produce to us the revenue or other benefits we anticipate, or a potential decline in our direct sales to customers in Asia if any of these customers choose to order genetic tests from FF Gene Biotech instead of from us.

Factors Affecting Our Performance

Market and Industry Trends

Genetic testing has experienced significant growth in recent years. If this growth trend continues, we believe genetic testing could become a more accepted part of standard medical care and the knowledge of a person’s unique genetic makeup could begin to play a more important role in the practice of medicine. The advent of next generation sequencing, or NGS, technology, a relatively new genetic testing technique that enables millions of DNA fragments to be sequenced in parallel, has dramatically lowered the cost and improved the quality of genetic testing, contributing to increased adoption generally and increased volumes for our tests.

The growth of genetic testing in recent years has caused increased competition in our industry. This increased competition, as well as cost-saving initiatives on the part of government entities and other third-party payors, has resulted in downward pressure on the price for genetic analysis and interpretation, which could intensify in future periods if adoption of genetic testing becomes more widespread. We have reduced the prices for certain of our tests in recent periods to maintain our competitive position, and increased downward pricing pressure could harm our revenue and margins and our ability achieve and sustain profitability. The impact of this pricing pressure has been and may continue to be intensified if we continue to incur increased expenses in order to meet customer demands and make investments in our business.

While adoption of genetic testing has increased in recent years, we believe widespread utilization has been tempered because of certain challenges and barriers to adoption that exist in today’s market. Among these industry challenges are that genetic testing can be prohibitively expensive, only a limited number of genetic tests are currently reimbursable, certain genetic conditions cannot be diagnosed due to the limited scope of some genetic analysis, genetic testing can be an inefficient process and the interpretation of genetic results can be cumbersome and time-consuming. We have approached these competitive and operational industry challenges by building and continually advancing a multi-faceted technology platform that we believe will facilitate our ability to address many of these challenges.

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

In addition, we offer our tests at different price points, and we incur different amounts and types of costs, depending on the nature and level of complexity and customization of the test and the specific terms we have negotiated for the tests, which can vary from customer to customer. As a result, the mix of billable tests delivered in any period, and the customers that order these tests, impacts our financial results for the period.

Mix of Customers

Through December 31, 2017, we have sold our tests to approximately 750 total customers. We consider each single billing and paying unit to be an individual customer, even though a unit may represent multiple physicians and healthcare providers ordering tests. The composition and concentration of our customer base can fluctuate from period to period, and in certain prior periods, a small number of customers has accounted for a significant portion of our revenue. Generally, we do not have long-term purchase agreements with any of our customers, including these key customers, and, as result, any or all of them could decide at any time to increase, accelerate, decrease, delay or discontinue their orders from us. Although we believe some of these fluctuations in customer demand may be attributable in part to the nature of our business, in which our customers can experience significant volatility in their genetic testing demand from period to period in the ordinary course of their operations, these demand fluctuations, particularly for our key customers, can have a significant impact on our period-to-period performance regardless of their cause.

Our existing customer base consists primarily of hospitals and medical institutions, which are typically frequent and high-volume users of genetic tests. Additionally, collection of billings from these institutional customers is generally more attainable than from other types of customers in today’s reimbursement environment, as approximately 86% of our test billings that were generated and due in 2017 were paid during that period. As a result, we believe our ability to maintain, strengthen and build this customer base could have a meaningful impact on our potential for growth.

We are also making efforts to diversify our customer market, including building relationships with research and other institutional customers, as well as a national clinical laboratory, regional medical networks and various other organizations to facilitate access to physicians, practitioners and other new customer groups, including certain U.S. military and other government agencies. We are also pursuing relationships with payors, including Medicare, some state Medicaid programs and commercial payors, in an effort to obtain coverage and reimbursement for our tests to make them accessible to more individual physicians. Subject to limited exceptions, none of these relationships obligate any party to order our tests at any agreed volume or frequency or at all, and as a result, these relationships may not lead to meaningful or any increases in our customer base, the number of billable tests we deliver or our revenue. However, we believe our ability to establish these relationships with new customer groups is critical to the growth of our business.

Ability to Maintain Our Broad and Flexible Test Menu

We believe the large number of genes we incorporate into our test menu provides a meaningful competitive advantage. We believe the breadth of genes in our portfolio allows us to provide more comprehensive genetic information and improves our variant detection rate, which can increase the clinical actionability of the data we produce. The breadth of genes in our portfolio also allows us to offer hundreds of pre-established, multi-gene panels that focus on specified genetic conditions, including our Focus and Comprehensive oncology panels and our recently-launched Beacon carrier screening panels. We are also continually seeking to expand our test menu with new genes and panel tests, including our plans to expand our oncology test options by launching somatic cancer panels and leverage our expertise in pediatrics by launching newborn genetic panel tests, both in the first half of 2018.  In addition, all of our panel tests can be adjusted up or down to include more or fewer genes, or customers can design their own panels to their exact specifications, resulting in a flexible and customizable test menu. We believe our ability to continue to offer more genes and more ordering flexibility than our competitors could be a key contributor to the long-term growth of our business.

Ability to Maintain Low Internal Costs

We have developed various proprietary technologies that improve our laboratory efficiency and reduce the costs we incur to perform our tests, including our proprietary gene probes, data algorithms, adaptive learning software and genetic reference library. This technology platform enables us to perform each test and deliver its results at a lower cost to us than many of our competitors, and this low cost per billable test allows us to maintain affordable and competitive pricing for our customers, which we believe encourages repeat ordering from existing customers and attracts new customers. We believe this low internal cost is a key factor in our ability to grow our business and obtain margins on our sales that allow us to drive toward sustained profitability.

We calculate our cost per billable test by dividing the number of billable tests delivered in any given period by our cost of revenue in the same period. Investments in our operational capabilities could increase our cost of revenue, but these investments could also, on a near-term and/or long-term basis, increase our operating efficiencies and lead to cost of revenue decreases. As a result, the amount, timing, nature and success of these investments, as well as other influences on our cost of revenue from period to period, can impact the amount of our cost per billable test. Moreover, changes in our other operating expenses, due to investments in these aspects of our business or other factors, are not taken into account in the calculation of this measure but impact our overall results, which can limit the utility of cost per billable test as an overall cost measurement tool.

Ability to Obtain Reimbursement

In today’s market, third-party payors generally restrict the reimbursement of genetic testing to only a narrow subset of genetic tests and certain patients who meet specific criteria. The lack of widespread favorable reimbursement policies has presented a challenge for genetic testing companies in building sustainable business models. As part of our business plan for future growth, we intend to pursue coverage and reimbursement from third-party payors at a level adequate for us to achieve profitability with this payor group. However, we cannot predict whether, under what circumstances, or at what payment levels payors will cover and reimburse for our tests, and even if we are successful, we believe it could take several years to achieve coverage and adequate contracted reimbursement with third-party payors. To date, we have contracted directly with a regional physician services organization and a national health insurance company to become an in-network provider and enrolled as a supplier with the Medicare program and some state Medicaid programs, which means that we have agreed with these payors to provide certain of our tests at negotiated rates. Although this does not guarantee that we will receive reimbursement for our tests from these or any other payors at adequate levels, we believe our low cost per billable test could enhance our ability to compete effectively in the third-party payor market and our flexibility in establishing relationships with additional third-party payors in the future. Our level of success in obtaining and maintaining adequate coverage and reimbursement from third-party payors for our testing services will, we believe, be a key factor in the rate and level of growth of our business over the long term.

Impact of Certain Recent Accounting Pronouncements

The majority of our revenue is generated from hospitals, medical institutions and research institutions, with a lesser amount from reimbursement by third-party payors, including managed care organizations, private health insurers and government healthcare programs, such as Medicare and Medicaid. In 2017, 2016 and all other historical periods, we have recognized revenue based on a revenue recognition standard that requires the satisfaction of specified criteria, including when the amount of revenue becomes fixed or determinable and when collectability of revenue is reasonably assured, in order to recognize the revenue. Under this standard, if all of the required criteria were not satisfied before payment was received, then we recognized revenue on a cash basis, which means that revenue is recognized only when we receive a cash payment from a customer for the genetic tests it has ordered. As a result, for revenue received from hospitals and medical institutions, in general, we have recognized revenue upon our delivery to a customer of genetic test results from an ordered test, because all criteria to recognize this revenue have been satisfied at that time. For revenue received from third-party payors, in general, we have recognized revenue on a cash basis due to the inability to satisfy the criteria described above before receipt of payment.

Beginning on January 1, 2018, we are recognizing revenue pursuant to a comprehensive new revenue recognition standard based on several recent accounting pronouncements. Under the new standard, which is designed to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, we expect to recognize revenue from all customers on an accrual basis, which means that revenue will be recognized at the time of delivery to customers of genetic test results from an ordered test based on our expectation of receiving a cash payment for such tests. In general, the new revenue recognition standard will result in our recognition of revenue from hospitals and medical institutions at a similar time as we recognized revenue from these customers under the prior standard, and will result in our recognition of revenue from third-party payors earlier than we recognized revenue from these customers under the prior standard.

Upon adopting the new standard on January 1, 2018, we will record an adjustment of $327,000 to beginning accumulated deficit and accounts receivable to reflect genetic tests previously delivered to third-party payors for which revenue was not recognized as of such date.

Equity-Based Compensation

In January 2016, our predecessor Fulgent LLC granted an award of fully vested equity to one of our employees. The equity-based compensation expense associated with this award was recorded in full in the period in which the award was granted. As a result, there were substantially increased equity-based compensation expenses in 2016 than in 2017. We do not intend to grant additional awards of fully vested equity and, as a result, we do not expect we will experience similar levels of equity-based compensation expense in future periods. Generally, we record equity-based compensation over the requisite service period from the grant date of the applicable award.

Before the Reorganization, Fulgent LLC issued options that were not exercisable, whether or not vested, until the earlier of a liquidity event or an incorporation of Fulgent LLC, each as defined in Fulgent LLC’s equity incentive plan under which the awards were granted. An incorporation was deemed to have occurred upon completion of the Reorganization on September 30, 2016, at which time the options became immediately exercisable, to the extent vested. As a result, no expense was recorded for these options prior to their exercisability, and equity-based compensation expense of $1.1 million was recorded for these options as of the completion of the Reorganization on September 30, 2016. See “Reorganization” below for more information.

Before the Reorganization, Fulgent LLC granted awards of units that constituted profits interests, which are a type of equity award containing a participation threshold that entitled the recipient of the award to participate in the value of Fulgent LLC only to the extent it appreciated from and after the grant date of the award. Pursuant to the determination of the Manager of Fulgent LLC, the participation thresholds applicable to units that constituted profits interests (i) were ignored and not applied in calculating the number of shares of our common stock that were issued in exchange for such units in the Reorganization, and (ii) did not carry over to such shares of our common stock. Ignoring all profits interest thresholds upon the conversion of the units that constituted profits interests into shares of our common stock in the Reorganization resulted in equity-based compensation expense of $1.4 million that we recorded as of the completion of the Reorganization on September 30, 2016. See “Reorganization” below for more information.

Xi Long Financing

In May 2016, our predecessor Fulgent LLC completed a transaction with Xi Long and certain of Fulgent LLC’s other members. In this transaction, (i) Xi Long acquired Class D-1 preferred and Class D common units of Fulgent LLC from certain existing members of Fulgent LLC for an aggregate purchase price of $12.0 million, which units were required to be redeemed and exchanged by Fulgent LLC, on a one-for-one basis, for Class D-2 preferred units of Fulgent LLC, and (ii) Fulgent LLC sold additional Class D-2 preferred units to Xi Long for gross proceeds of $15.2 million. Fulgent LLC incurred issuance costs of $185,000 for the transaction, resulting in net proceeds to Fulgent LLC of $15.0 million. As a result of the transaction, Xi Long had acquired Class D-2 preferred units of Fulgent LLC for an aggregate purchase price of $27.2 million, even though, at issuance, the fair value of the acquired Class D-2 preferred units, as evidenced by Fulgent LLC’s then-most recent third-party valuation, was $32.6 million. The $5.5 million difference between the fair value of, and the aggregate consideration paid by Xi Long for, the Class D-2 preferred units of Fulgent LLC that were issued in the transaction was not attributable to any stated rights or privileges. Rather, Fulgent LLC, Xi Long and the members of Fulgent LLC who were party to the transaction determined to complete the transaction consistent with their discussions, notwithstanding that the fair value of the Class D-2 preferred units as evidenced by Fulgent LLC’s third-party valuation had increased from the time these discussions were initiated to the time the transaction was completed. The $5.5 million difference was determined to be a cost of completing the transaction with Xi Long and was recorded as an expense in the accompanying consolidated statement of operations for 2016.

Upon completion of the Reorganization, all outstanding units of Fulgent LLC, including the Class D-2 preferred units issued to Xi Long in this transaction, were cancelled in exchange for shares of our common stock. See “Reorganization” below for more information.

Foreign Currency Exchange Rate Fluctuations

Much of our business to date has been from non-U.S. customers, and we may record increasing revenue levels from non-U.S. sources as we focus on growing our international customer base. These revenue sources expose us to fluctuations in our results associated with changes in foreign currency exchange rates depending on the value of the U.S. dollar compared to the foreign currencies in which we record revenue. During all periods covered by this report, we consider the estimated effect on our revenue of foreign currency exchange rate fluctuations to be immaterial; however, the impact of foreign currency exchange rate fluctuations may increase in future periods as we pursue continued international expansion. For instance, all of our revenue-producing transactions have historically been denominated in U.S. dollars, but we started billing certain of our Canadian hospital customers in their local currency in the second quarter of 2017, and we may expand this practice in the future to other customers in Canada or other international markets. Additionally, all payments we receive from FF Gene Biotech, including royalty revenue under the license agreement and our share of any earnings of the joint venture, are paid to us in RMB and then converted by us to U.S. dollars, and we expect these payments to increase in the future. These or other changes in the currencies in which we receive payments and record revenue could result in an increased impact in future periods of foreign currency translations and exchange rate fluctuations.

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

The operating results of the Pharma Business have been reported as discontinued operations for all applicable periods presented in the consolidated financial statements included in this report. In 2017 and 2016, we recorded income from discontinued operations of zero and $41,000, respectively.

Reorganization

On September 30, 2016, our predecessor Fulgent LLC became our wholly owned subsidiary upon completion of the Reorganization. Prior to the Reorganization, Fulgent Inc. did not conduct any activities other than activities incidental to its formation and preparation for its initial public offering.

Upon completion of the Reorganization, among other things: each then-outstanding 7.6 units of Fulgent LLC (which consisted of voting and non-voting common units, some of which constituted profits interests, and two classes (Class D-1 and Class D-2) of preferred units convertible into Class D common units) were cancelled in exchange for one share of our common stock; all outstanding options to acquire units of Fulgent LLC were cancelled and exchanged, at a ratio of 7.6-to-1, for equivalent options to acquire shares of our common stock and all such options became immediately exercisable to the extent vested; and all outstanding restricted share units relating to units of Fulgent LLC were cancelled and exchanged, at a ratio of 7.6-to-1, for equivalent restricted stock units relating to shares of our common stock.

After completion of the Reorganization, we continue to exist as a holding company, with no material assets other than 100% of the equity interests in Fulgent LLC and our other subsidiaries. We consolidate the financial results of Fulgent LLC, and the historical financial statements of Fulgent LLC are our historical financial statements.

Financial Overview

Revenue

We generate revenue from sales of our genetic tests. We recognize revenue upon delivery of a report to the ordering physician or other customer based on the established billing rate, less contractual and other adjustments, to arrive at the amount we expect to collect. We generally bill directly to a hospital, medical or research institution customer, or to a patient, a third-party payor or a combination of a patient and a third-party payor. Some of the revenue we generate relates to certain research services we provide for our research institution and other similar institutional customers, which we refer to as “sequencing as a service.” The amount of research revenue recorded to date has been relatively small, but this amount increased in the third and fourth quarters of 2017 and we expect it may continue to grow. Relative to our other tests, we generally sell sequencing as a service tests at substantially lower price points, resulting in less revenue to us for sales of the same number of tests, and we generally incur less cost of revenue in delivering these tests. As a result, an increase or decrease in orders of sequencing as a service tests as a percentage of our total billable tests delivered in any given period can materially impact our average price per billable test, revenue and cost of revenue in the period.

In addition, as a result of the establishment of FF Gene Biotech and our related license agreement with FF Gene Biotech in April 2017, we began recording revenue upon our receipt of royalties from FF Gene Biotech under the license agreement, the amount of which is based on the revenue levels of FF Gene Biotech. Such royalty revenues have been minimal through the end of 2017.

Cost of Revenue

Cost of revenue reflects the aggregate costs incurred in delivering test results, including sequencing as a service tests, and consists of: personnel costs, including salaries, employee benefit costs, bonuses and equity-based compensation expenses; costs of laboratory supplies; depreciation of laboratory equipment; amortization of leasehold improvements; and allocated overhead expenses, including rent and utilities. Costs associated with performing tests are recorded as tests are processed. We expect cost of revenue to generally increase as we increase the number of billable tests we deliver.

Operating Expenses

Our operating expenses are classified into three categories: research and development; selling and marketing; and general and administrative. For each category, the largest component is personnel costs, which include salaries, employee benefit costs, bonuses and equity-based compensation expenses.

Research and Development Expenses

Research and development expenses represent costs incurred to develop our technology and future tests. These costs consist of personnel costs, laboratory supplies, consulting costs and allocated overhead expenses, including rent and utilities. We expense all research and development costs in the periods in which they are incurred. We expect our research and development expenses will continue to increase in absolute dollars as we expect to continue to invest in research and development activities.

Selling and Marketing Expenses

Selling and marketing expenses consist of personnel costs, customer service expenses, direct marketing expenses, educational and promotional expenses, market research and analysis and allocated overhead expenses, including rent and utilities. We expense all selling and marketing costs as incurred. We expect our selling and marketing expenses will continue to increase in absolute dollars, primarily driven by our increased investment in sales and marketing in recent periods, including developing and expanding our sales team, creating and implementing new sales and marketing strategies and increasing the overall scope of our marketing efforts.

General and Administrative Expenses

General and administrative expenses include executive, finance, accounting, legal and human resources functions. These expenses consist of personnel costs, audit and legal expenses, consulting costs and allocated overhead expenses, including rent and utilities. We expense all general and administrative costs as incurred. We expect our general and administrative expenses will continue to increase in absolute dollars as we seek to continue to scale our operations. We also expect to continue to incur increased general and administrative expenses as a result of completing our initial public offering in October 2016 and operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, or the SEC, and the Nasdaq Stock Market, additional insurance expenses, investor relations activities and other administrative and professional services.

Provision for (Benefit from) Income Taxes

Provision for income taxes consists of U.S. federal and state income taxes. To date, we have not had significant U.S. federal and state income taxes because of the status of our predecessor Fulgent LLC as a pass-through entity for tax purposes. As a result, for all periods prior to the Reorganization, all taxable income or loss and tax credits of Fulgent LLC generally were reflected in the personal income tax returns of Fulgent LLC’s members, and no provision for federal or state income taxes was provided in our consolidated financial statements. We became a taxable entity upon completion of the Reorganization on September 30, 2016.

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

The factors that most significantly impact our effective tax rate include the levels of certain deductions, including those related to equity-based compensation, the effect of state income taxes, and changes in tax laws. We expect these factors will continue to cause our consolidated effective tax rate to differ significantly from the U.S. federal income tax rate in future periods.

Results of Operations

The table below summarizes the results of our continuing operations for each of the periods presented. Historical results are not indicative of the results to be expected in the current period or any future period.

	Year Ended December 31,		$	%
	2017	2016	Change	Change
Statement of Operations Data:	(dollars in thousands, except Other Operating Data)
Revenue	$18,730	$18,276	$454	2%
Cost of revenue	8,551	6,722	1,829	27%
Gross profit	10,179	11,554	(1,375)	(12)%
Operating expenses:
Research and development	4,223	3,558	665	19%
Selling and marketing	4,205	2,469	1,736	70%
General and administrative	5,233	4,609	624	14%
Total operating expenses	13,661	10,636	3,025	28%
Operating income (loss)	(3,482)	918	(4,400)	(479)%
Interest and other income (expense)	481	(5,386)	5,867	(109)%
Income (loss) before income taxes and equity loss in investee	(3,001)	(4,468)	1,467	(33)%
Provision for (benefit from) income taxes	(1,015)	920	(1,935)	(210)%
Income (loss) before equity loss in investee	(1,986)	(5,388)	3,402	(63)%
Equity loss in investee	(524)	—	(524)	*
Income (loss) from continuing operations	$(2,510)	$(5,388)	$2,878	(53)%

Other Operating Data:
Billable tests delivered	16,578	12,507	4,071	33%
Average price per billable test delivered	$1,130	$1,461	$(331)	(23)%
Cost per billable test delivered	$516	$537	$(21)	(4)%

* Percentage not meaningful.

Revenue

Revenue increased $454,000, or 2%, from $18.3 million in 2016 to $18.7 million in 2017. The increase in revenue between periods was primarily due to an increased number of billable tests delivered, partially offset by decreases in the average price per billable test delivered and revenue from certain key customers in the PRC.

We believe the increase in the number of billable tests delivered between periods was primarily attributable to the expansion of our test menu, an increase in sales to certain of our existing customers and an increase in sequencing as a service test orders, combined with growth in the genetic testing market and increased physician awareness and acceptance of genetic tests generally, partially offset by fewer new customers due in part to the time and effort required to convert customers from other laboratories.

The average price of the billable tests we delivered decreased from $1,461 in 2016 to $1,130 in 2017. We believe this decrease was due to (i) the mix of tests we delivered in these periods, including more sequencing as a service and other lower price-point tests in 2017, (ii) the mix of customers ordering tests in these periods, which may order tests at different rates depending on the arrangements we have negotiated with them, and (iii) our reduction of prices for certain of our tests due to general price degradation for genetic tests and other competitive factors.

Revenue from non-U.S. sources decreased $311,000, or 3%, from $10.0 million in 2016 to $9.7 million in 2017. The decrease in revenue from non-U.S. sources between periods was primarily due to decreased sales to customers in the PRC, which decreased revenue by $627,000, partially offset by an increase of $293,000 in revenue from sales to customers in Canada. The decrease in sales to customers in the PRC was primarily attributable to decreased sales to two customers that contributed a significant portion of our revenue in the third and fourth quarters of 2016 and the first quarter of 2017 but ordered significantly fewer tests and generated significantly less revenue to us in all other quarters of 2017; we expect our revenue contribution from these two customers could continue to decline and represent a very small portion of our overall revenue going forward.

In 2017 and 2016, aggregating customers that are under common control or are affiliates, one customer contributed 12% and 15% of our revenue, respectively, and two other customers contributed 10% and 15%, respectively, in the respective periods.

Cost of Revenue

Cost of revenue increased $1.8 million, or 27%, from $6.7 million in 2016 to $8.6 million in 2017. The increase was primarily due to increases of $938,000 in reagents and supplies expenses related to increased billable tests delivered, $623,000 in personnel costs related to increased headcount, $502,000 in depreciation costs due to increased medical laboratory equipment purchased to expand our capacity and throughput, and $138,000 in consulting and outside labor costs related to third-party laboratory experts, partially offset by a decrease of $276,000 in equity-based compensation expense related to certain expenses recorded in September 2016 in connection with the Reorganization, which did not recur in 2017.

Cost per billable test delivered decreased slightly between periods, as the increase in our cost of revenue was offset by the increase in the number of billable tests we delivered.

Our gross profit decreased $1.4 million, or 12%, from $11.6 million in 2016 to $10.2 million in 2017. The decrease in gross profit was primarily due to an increase in cost of revenue between periods that exceeded the slight increase in revenue over the same period. Our gross profit as a percentage of revenue, or gross margin, decreased from 63.2% to 54.3% between periods. The decrease in gross margin was primarily due to the decrease in our average price per billable test, combined with the increase in personnel-related costs of revenue related to increased headcount.

Research and Development

Research and development expenses increased $665,000, or 19%, from $3.6 million in 2016 to $4.2 million in 2017. The increase was primarily due to increases of $777,000 in personnel costs related to increased headcount, $98,000 in depreciation costs due to equipment purchases, $88,000 in consulting and outside labor costs related to third-party healthcare consulting, and $41,000 in software and software licensing costs related to new licenses purchased for our genetic testing operations, partially offset by a decrease of $354,000 in equity-based compensation expense related to certain expenses recorded in September 2016 in connection with the Reorganization, which did not recur in the 2017.

Selling and Marketing

Selling and marketing expenses increased $1.7 million, or 70%, from $2.5 million in 2016 to $4.2 million in 2017. The increase was primarily due to increases of $795,000 in personnel costs and $104,000 in travel expenses, both related to increased headcount,  $638,000 in marketing costs related to our targeted marketing initiatives, and $241,000 in consulting fees to train sales personnel and obtain new contracts,  partially offset by a decrease of $136,000 in equity-based compensation expense related to certain expenses recorded in September 2016 in connection with the Reorganization, which did not recur in 2017.

General and Administrative

General and administrative expenses increased $624,000, or 14%, from $4.6 million in 2016 to $5.2 million in 2017. The increase was primarily due to increases of $665,000 in accounting fees and $459,000 in legal and other professional fees, both related to services performed in connection with being a public company, $446,000 in facility costs and $292,000 in personnel costs, both related to increased headcount, $238,000 in other taxes primarily related to payments of local business property tax, and $232,000 in insurance costs related to additional directors and officers liability insurance and other policies, partially offset by a decrease of $1.8 million in equity-based compensation expense related to the grant of a fully vested equity-based award in January 2016 and certain expenses recorded in September 2016 in connection with the Reorganization, neither of which recurred in 2017.

Interest and Other Income (Expense)

Interest income was $457,000 for 2017. This income mainly related to interest received on various investments in marketable securities. Interest income was not significant in 2016.

Other income (expense) was not significant for 2017. The primary component of other income (expense) for 2017 was foreign currency valuation gains (losses). Other expense was $5.4 million for 2016. The primary component of other expense for 2016 was a charge related to the difference between the fair value and the effective issuance price of the Class D-2 preferred units we issued in the Xi Long financing in May 2016, which was determined to be a cost of completing the transaction with Xi Long and was recorded in other expense in our consolidated statements of operations.

Provision for (Benefit from) Income Taxes

We recorded income tax (benefit) expense of $(1.0 million) and $920,000 for 2017 and 2016, respectively. Our effective income tax rate was 34.2% and (20.6)% of income (loss) before income taxes for 2017 and 2016, respectively.

The effect of state income taxes and certain expenses or adjustments related to equity-based compensation are the primary factors impacting our effective tax rate for 2017 and 2016.

The Tax Cuts and Jobs Act of 2017, or 2017 Tax Act, which was signed into law on December 22, 2017, has resulted in significant changes to the U.S. corporate income tax system. These changes include, among others, a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expenses and executive compensation expenses. The 2017 Tax Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings. These changes are effective beginning in 2018.  We account for changes in tax rates and tax laws in the period of enactment. As a result, for 2017, due to the reduction in the corporate income tax rate with the enactment of the 2017 Tax Act, we recorded a tax expense of $22,000 related to the revaluation of our net deferred tax assets. We have determined that the various other provisions of the 2017 Tax Act are not expected to have a material impact on our results of operations or financial condition, largely because of the amount of our federal net operating loss carryover and we have no known unrepatriated foreign earnings.

As of December 31, 2017, our net state deferred tax asset was $90,000 and our net federal deferred tax asset was $36,000. As of December 31, 2016, our net state deferred tax asset was $54,000 and our net federal deferred tax liability was $243,000. The temporary differences in existence for 2017 and 2016 are primarily from depreciation and equity-based compensation.

See Note 11, Income Taxes, to our consolidated financial statements included in this report for more information regarding our income taxes.

Equity Loss in Investee

Equity loss in investee was $524,000 in 2017 and relates to our 30% ownership interest in FF Gene Biotech. We did not have any income or loss from equity method investments in 2016.

Liquidity and Capital Resources

Liquidity and Sources of Cash

We had $6.5 million and $7.9 million in cash and cash equivalents as of December 31, 2017 and 2016, respectively, and $34.9 million and $38.6 million in marketable securities, consisting of corporate bonds, as of December 31, 2017 and 2016, respectively.

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

Our primary uses of cash are to fund our operations as we continue to invest in and seek to grow our business. Cash used to fund operating expenses is impacted by the timing of our expense payments, as reflected in the changes in our outstanding accounts payable and accrued expenses. In addition, in the third and fourth quarters of 2016, we used an aggregate of $5.9 million in cash to make tax and other distributions to the members of Fulgent LLC, but we do not expect to make these or other types of distributions or dividends in the foreseeable future. Further, in April 2017, in connection with the establishment of FF Gene Biotech, we became obligated to contribute to FF Gene Biotech genetic sequencing and other equipment with a total cost of 60,000,000 RMB over a three-year period. To date, we have purchased and contributed to FF Gene Biotech equipment with an aggregate fair value of $2.5 million pursuant to these contribution obligations, all of which was contributed in the third quarter of 2017. Depending on the performance of FF Gene Biotech, this joint venture may never produce sufficient revenue to us to recover these capital and other investments and could cause our revenue to decrease if any of our direct customers in Asia choose to order genetic tests from FF Gene Biotech instead of from us, any of which could negatively affect our liquidity and cash flow.

We believe our existing cash, along with cash from our operations and proceeds from our equity financings, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Much of the losses we have incurred in certain prior periods, including all periods in 2016, were attributable to a variety of non-cash charges, including equity-based compensation expenses related to grants of fully vested equity-based awards and recognition of previously unrecognized compensation expense in connection with the Reorganization and certain other expenses associated with the accounting for our equity financing with Xi Long in May 2016. As a result, in spite of the losses we recorded during these periods, cash provided by continuing operations has been positive since 2015 and has significantly contributed to our ability to meet our liquidity needs, including paying for capital expenditures. Additionally, if our business grows and we are able to achieve increased efficiencies and economies of scale in line with this growth, we expect that increased revenue levels would increase our ability to rely on cash from our operations to support our business in future periods, even if our expenses also increase as a result of the growth of our business. Based on these factors, we anticipate that cash from our operations will continue to play a meaningful role in our ability to meet our liquidity requirements and pursue our business plans and strategies in the next 12 months and in the longer term.

However, our expectations regarding the cash that may be provided by our operations and our cash needs in future periods could turn out to be wrong, in which case we may require additional financing to support our operations, as we do not presently have any commitments for future capital. For instance, cash provided by our operations has in the past experienced fluctuations from period to period, which we expect may continue in the future. These fluctuations can occur because of a variety of factors, including, among others, the amount and timing of sales of billable tests, the prices we charge for our tests due to changes in product mix, customer mix, general price degradation for genetic tests or other factors, the rate and timing of our billing and collections cycles and the timing and amount of our commitments and other payments. Moreover, even if our liquidity expectations are correct, we may still seek to raise additional capital through securities offerings, credit facilities or other debt financings, asset sales or collaborations or licensing arrangements. Additional funding may not be available to us when needed, on acceptable terms or at all. If we raise funds by issuing equity securities, our existing stockholders could experience substantial dilution. Additionally, any preferred stock we issue could provide for rights, preferences or privileges senior to those of our common stock, and our issuance of any additional equity securities, or the possibility of such an issuance, could cause the market price of our common stock to decline. The terms of any debt securities we issue or borrowings we incur, if available, could impose significant restrictions on our operations, such as limitations on our ability to incur additional debt or issue additional equity or other restrictions that could adversely affect our ability to conduct our business, and would result in increased fixed payment obligations. If we seek to sell assets or enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms or relinquish or license to a third party our rights to important or valuable technologies or tests we may otherwise seek to develop ourselves. Moreover, we may incur substantial costs in pursuing future capital, including investment banking, legal and accounting fees, printing and distribution expenses and other similar costs. If we are not able to secure funding if and when needed and on reasonable terms, we may be forced to delay, reduce the scope of or eliminate one or more sales and marketing initiatives, research and development programs or other growth plans or strategies. In addition, we may be forced to work with a partner on one or more aspects of our tests or market development programs or initiatives, which could lower the economic value to us of these tests, programs or initiatives. Any such outcome could significantly harm our business, performance and prospects.

Cash Flows

Continuing Operations

The following table summarizes cash flows from continuing operations for each of the periods presented:

	Year Ended December 31,
	2017	2016
	(in thousands)
Cash provided by operating activities	$1,331	$4,436
Cash used in investing activities	$(2,049)	$(42,795)

Operating Activities

Cash provided by operating activities in 2017 was $1.3 million. The difference between net loss and cash provided by operating activities for the period was primarily due to the effect of $2.1 million in equity-based compensation expenses and $1.7 million in the depreciation of assets. Cash provided by operating activities decreased between periods primarily due to the negative effect of a $1.5 million increase in other current assets resulting primarily from an increase in prepaid income taxes, insurance, licenses and subscriptions, and a $363,000 decrease in accounts payable resulting primarily from purchases of medical laboratory equipment and reagents, partially offset by the positive effect of a $1.1 million increase in accrued liabilities mainly related to payroll liabilities and deferred revenue and a $214,000 decrease in accounts receivable mainly due to the timing of collections from customers.

Cash provided by operating activities in 2016 was $4.4 million. The difference between net loss and cash provided by operating activities for the period was primarily due to the effect of a $5.5 million non-cash charge associated with the difference between the fair value and the effective issuance price of the Fulgent LLC units issued to Xi Long in May 2016, which was recorded as other expense, and the effect of $4.7 million of non-cash equity-based compensation charges associated with the grant of a fully vested equity-based award and the recognition of previously unrecognized compensation expense in connection with the Reorganization. Cash provided by operating activities increased between periods primarily due to a $1.1 million increase in accounts payable, which resulted from purchases of medical laboratory equipment and reagents, partially offset by the negative effect of a $2.3 million increase in accounts receivable related to increased revenue, a $381,000 increase in other current assets due to prepaid insurance and maintenance on equipment and a $372,000 decrease in accrued liabilities due to payroll liabilities and customer deposits.

Investing Activities

Cash used in investing activities in 2017 was $2.0 million, which primarily related to $11.7 million in purchases of marketable securities, purchased equipment with an aggregate fair value of $2.5 million contributed to FF Gene Biotech, and $2.9 million in purchases of fixed assets consisting mainly of medical laboratory equipment, computer hardware and leasehold improvements, partially offset by maturities of $11.2 million of marketable securities and sales of $3.8 million of marketable securities.

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

Discontinued Operations

Cash used in operating activities by discontinued operations was zero and $31,000 in 2017 and 2016, respectively.  There was no cash provided by or used in investing activities by discontinued operations in 2017 or 2016.

Financing Activities

Cash used in financing activities in 2017 was $770,000, which represents payments of $801,000 for our initial public offering costs, partially offset by $31,000 in cash proceeds from exercises of stock options.

Cash provided by financing activities in 2016 was $45.8 million, which represents net proceeds of $36.0 million from our initial public offering completed in October 2016 and $15.0 million from our equity financing with Xi Long completed in May 2016, partially offset by a $4.6 million distribution to Mr. Hsieh in his capacity as a member of Fulgent LLC, as a return of capital contribution to Mr. Hsieh, and $1.3 million in tax distributions to the former members of Fulgent LLC based on the income tax liabilities of such former members attributable to Fulgent LLC’s 2016 net taxable income through the date of the Reorganization.

Critical Accounting Policies and Use of Estimates

This discussion and analysis is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP. The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates, judgments and assumptions and decisions that affect the reported amounts and related disclosures, including the selection of appropriate accounting principles and the assumptions on which to base accounting estimates. In making these estimates and assumptions and reaching these decisions, we apply judgment based on our understanding and analysis of the relevant circumstances, including historical data and experience available at the date of the consolidated financial statements, as well as various other factors management believes to be reasonable under the circumstances. Actual results could differ from our estimates. We are committed to incorporating accounting principles, assumptions and estimates that promote the representational faithfulness, verifiability, neutrality and transparency of the accounting information included in our consolidated financial statements.

While our significant accounting policies are described in more detail in the notes to the consolidated financial statements included in this report, we believe the accounting policies discussed below used in the preparation of our consolidated financial statements require the most significant estimates, judgments, assumptions and decisions.

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

Equity-Based Compensation

We have included equity-based compensation expense as part of cost of revenue and operating expenses in our consolidated statements of operations as follows:

	Year Ended December 31,
	2017	2016
	(in thousands)
Cost of revenue	$479	$754
Research and development	807	1,161
Selling and marketing	318	454
General and administrative	515	2,285
Total	$2,119	$4,654

Before the Reorganization, our equity-based awards included fully vested awards, including common units subject to profits interest thresholds, and option and restricted share unit awards subject to time-based vesting and, for option awards, exercisability restrictions until a liquidity event or incorporation of Fulgent LLC, each as defined in the equity incentive plan under which the awards were granted. For purposes of these option awards, an incorporation was deemed to have occurred upon completion of the Reorganization, at which time the options became immediately exercisable, to the extent vested. Following the Reorganization, our equity-based awards have included option and restricted stock unit awards subject to time-based vesting.

We account for equity-based compensation arrangements with our employees, consultants and non-employee directors using a fair value method, which requires us to recognize compensation expense for costs related to all equity-based awards. The fair value method requires us to estimate the fair value of equity-based awards to employees and non-employees on the date of grant. The fair value is then recognized as equity-based compensation expense over the period during which the recipient is required to perform services in exchange for the award, which is typically the vesting period of the award. For fully vested equity-based awards, the entire fair value is recognized as equity-based compensation expense in the period in which the award is granted. For equity-based awards granted to non-employees, the fair value is subject to periodic remeasurement over the vesting period of the award.

Estimations of the fair value of all equity-based awards are based on the determination of the fair value of the underlying equity, consisting of shares of our common stock or, before the Reorganization, common units. In estimating the fair value of option awards and, before the Reorganization, common units subject to profits interest thresholds, we use the Black-Scholes option-pricing model.

Black-Scholes Option-Pricing Model

The Black-Scholes option-pricing model requires the input of various assumptions, including:

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

There is a high degree of subjectivity involved when using option-pricing models to estimate fair value. There is not currently a market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. As a result, although the fair value of certain of our equity-based awards is determined using an option-pricing model, this value may not be indicative of the fair value that would be observed in a market transaction between a willing buyer and willing seller. If factors change and different assumptions are used when valuing our option or other equity-based awards, our equity-based compensation expense could be materially different in the future.

Determination of Fair Value on Grant Dates

For all periods after completion of our initial public offering on October 4, 2016, the fair value of the shares of our common stock underlying option and restricted stock unit awards is determined by our board of directors or the compensation committee thereof based on the closing sales price of our common stock on the date of grant as reported by the Nasdaq Global Market.

For all periods before completion of the Reorganization and our initial public offering, the fair value of the common units underlying Fulgent LLC’s equity-based awards was estimated on each grant date by Fulgent LLC’s Manager. In determining fair value, the Manager considered valuations prepared by an independent third party in a manner consistent with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. In conducting the valuations, we used a range of assumptions and methodologies and considered all objective and subjective factors we believed to be relevant, including management’s best estimate of our business condition, prospects and operating performance at each valuation date and the following additional factors: the fact that we were a privately held company with illiquid securities; our stage of commercialization; the likelihood of achieving a liquidity event for our equity, such as an initial public offering, given prevailing market conditions; our historical operating results; valuations of comparable public companies; our discounted future cash flows, based on our projected operating results; and our capital structure, including the rights and preferences of its various classes of equity.

These valuations involved significant assumptions, judgments and estimates about, among other things, the market for genetic tests and other industry trends, our future operating performance, our stage of commercial growth, average sales prices for our tests, growth or other changes in our customer base, our ability to obtain reimbursement from third-party payors, the timing of a potential initial public offering or other liquidity event and the determination of the appropriate valuation method at each valuation date. If different assumptions, judgments and estimates had been made, our results during the periods in which these evaluations were made, including the amount of our equity-based compensation expense, income (loss) applicable to common equity holders and income (loss) per unit applicable to common equity holders, could have been materially different.

In determining the fair value of Fulgent LLC’s Class D common units related to awards of such units and options to acquire such units granted in 2016 before completion of the Reorganization and our initial public offering, we estimated the enterprise value of the business using the option pricing back-solve method within the market approach, which considers the sale price of equity in a recent financing and “backsolves” the equity value using an option-pricing model that gives consideration to a company’s capitalization structure and rights of preferred and common equity holders.

The estimated enterprise value of the business was then allocated to Fulgent LLC’s common units using the probability-weighted expected return method, commonly referred to as PWERM, in which equity is valued based upon the probability-weighted present value of expected future returns considering various future available outcomes and the rights of each class of equity, and applying a marketability discount of 20% due to the illiquidity of the common units prior to completion of the IPO.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in this report for information about recent accounting pronouncements.

The JOBS Act

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable to public companies that are not emerging growth companies, including an extended transition period to comply with new or revised accounting standards applicable to public companies. We have chosen to “opt out” of this extended transition period and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable. We will remain an emerging growth company until December 31, 2021, unless our gross revenue exceeds $1.07 billion in any fiscal year before that date, we issue more than $1.0 billion of non-convertible debt in any three-year period before that date or the market value of our common stock held by non-affiliates exceeds $700.0 million as of the last business day of the second fiscal quarter of any fiscal year before that date.

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

   Not applicable.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item 8 immediately follows the signature page to this report and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company, as this term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

This report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting, in accordance with applicable SEC rules that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Disclosure Controls and Procedures and Internal Control over Financial Reporting

Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of these inherent limitations, our disclosure and internal controls may not prevent or detect all instances of fraud, misstatements or other control issues. In addition, projections of any evaluation of the effectiveness of disclosure or internal controls to future periods are subject to risks, including, among others, that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2018 annual meeting of stockholders or an amendment to this report, in either case to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2018 annual meeting of stockholders or an amendment to this report, in either case to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2018 annual meeting of stockholders or an amendment to this report, in either case to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2018 annual meeting of stockholders or an amendment to this report, in either case to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2018 annual meeting of stockholders or an amendment to this report, in either case to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.

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

(a)(3)Exhibits.

The information required by this Item 15(a)(3) is set forth on the Exhibit Index immediately preceding the signature page of this report and is incorporated herein by reference.

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

3.1	Certificate of Incorporation of the registrant, dated May 13, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2017).
3.1.1

Certificate of Amendment to Certificate of Incorporation of the registrant, dated August 2, 2016 (incorporated by reference to Exhibit 3.1.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2017).

3.1.2

Certificate of Amendment to Certificate of Incorporation of the registrant, dated May 17, 2017 (incorporated by reference to Exhibit 3.1.2 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2017).

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

10.8#

Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under the 2016 Omnibus Incentive Plan of the registrant (incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2017).

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

10.20#*	Director Compensation Program of the registrant, effective as of September 28, 2016 and amended November 2, 2017.
10.21§

Cooperation Agreement on the Establishment of Fujian Fujun Gene Biotech Co., Ltd., dated April 25, 2017, by and among Shenzhen Fujin Gene Science & Technology Co., Ltd., Xilong Scientific Co., Ltd. and Fuzhou Jinqiang Investment Partnership (LP) (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2017).

10.22§

Technical Know-How License Agreement, dated April 25, 2017, by and between the registrant and Fujian Fulgent Gene Biotech Co., Ltd. (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2017).

10.23*	Commercial Lease, dated January 31, 2018, by and between E & E Plaza LLC and Fulgent Therapeutics LLC.
21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2017).
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm, relating to the financial statements of the registrant.
24.1*	Power of Attorney (included on the signature page hereto).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Furnished herewith.
#	Management contract or compensatory plan, contract or arrangement.
§

Confidential treatment has been granted with respect to portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act, and these confidential portions have been redacted from the version of this agreement that is incorporated by reference in this report. A complete copy of this exhibit, including the redacted portions, has been separately furnished to the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULGENT GENETICS, INC.

Date: March 19, 2018	By:	/s/ Ming Hsieh
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

Name and Signature	Title	Date

/s/ Ming Hsieh	President, Chief Executive Officer and Chairman of the Board	March 19, 2018
Ming Hsieh	(principal executive officer)

/s/ Paul Kim	Chief Financial Officer	March 19, 2018
Paul Kim	(principal financial and accounting officer)

/s/John Bolger	Director	March 19, 2018
John Bolger

/s/ James J. Mulay (Mulé)	Director	March 19, 2018
James J. Mulay (Mulé)

/s/ Yun Yen	Director	March 19, 2018
Yun Yen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Fulgent Genetics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fulgent Genetics, Inc. and subsidiaries (the "Company") as of December 31, 2017, the related consolidated statements of operations, comprehensive loss, stockholders’/members’ equity, and cash flows, for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

DELOITTE & TOUCHE LLP

Los Angeles, CA

March 19, 2018

We have served as the Company's auditor since 2016.

CONSOLIDATED FINANCIAL STATEMENTS

FULGENT GENETICS, INC.

Consolidated Balance Sheets

(in thousands, except par value data)

	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$6,490	$7,897
Marketable securities	19,994	12,971
Trade accounts receivable, net of allowance for doubtful accounts of $287 and $151, as of December 31, 2017 and 2016, respectively	4,005	4,364
Other current assets	2,438	906
Total current assets	32,927	26,138
Marketable securities, long term	14,883	25,597
Equity method investments	1,937	—
Fixed assets, net	7,272	6,234
Deferred tax asset	126	54
Other long-term assets	39	17
Total assets	$57,184	$58,040
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,089	$2,756
Accrued liabilities	911	436
Income tax payable	—	124
Total current liabilities	3,000	3,316
Other long-term liabilities	6	2
Deferred tax liability	—	243
Total liabilities	3,006	3,561
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value per share, 50,000 and 200,000 shares authorized, 17,847 and 17,676 shares issued and outstanding at December 31, 2017 and 2016, respectively.	2	2
Preferred stock, $0.0001 par value per share, 1,000 shares authorized, no shares issued or outstanding at December 31, 2017 and 2016	—	—
Additional paid-in capital	111,884	109,734
Accumulated other comprehensive income (loss)	(44)	(103)
Accumulated deficit	(57,664)	(55,154)
Total stockholders’ equity	54,178	54,479
Total liabilities and stockholders’ equity	$57,184	$58,040

The accompanying notes are an integral part of these consolidated financial statements.

FULGENT GENETICS, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2017	2016
Revenue	$18,730	$18,276
Cost of revenue	8,551	6,722
Gross profit	10,179	11,554
Operating expenses:
Research and development	4,223	3,558
Selling and marketing	4,205	2,469
General and administrative	5,233	4,609
Total operating expenses	13,661	10,636
Operating income (loss)	(3,482)	918
Interest and other income (expense)	481	(5,386)
Income (loss) before income taxes and equity loss in investee	(3,001)	(4,468)
Provision for (benefit from) income taxes	(1,015)	920
Income (loss) before equity loss in investee	(1,986)	(5,388)
Equity loss in investee	(524)	—
Income (loss) from continuing operations	(2,510)	(5,388)
Income (loss) from discontinued operations	—	41
Net income (loss)	$(2,510)	$(5,347)

Continuing operations:
Income (loss) per common share:
Basic and Diluted	$(0.14)	$(1.00)

Weighted-average common shares:
Basic and Diluted	17,739	13,710

The accompanying notes are an integral part of these consolidated financial statements.

FULGENT GENETICS, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2017	2016
Net income (loss)	$(2,510)	$(5,347)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	81	—
Net unrealized gain (loss) on marketable securities	(22)	(103)
Comprehensive income (loss)	$(2,451)	$(5,450)

The accompanying notes are an integral part of these consolidated financial statements.

FULGENT GENETICS, INC.

Consolidated Statements of Stockholders’/Members’ Equity

(in thousands)

	Members' Equity		Stockholders' Equity
	Units	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other comprehensive Loss	Accumulated Deficit	Total Equity
Balance at December 31, 2015	186,000	$58,306	-	$-	$-	$-	$(53,160)	$5,146
Split-off of Pharma business	(96,000)	(12,390)					11,900	(490)
Issuance of Class D-2 preferred units (net of $185 issuance costs)	15,395	32,452						32,452
Repurchase and retirement of Class D-1 preferred units	(4,618)	(1,663)						(1,663)
Deemed dividend on retirement of Class D-1 preferred units	-	-					(3,727)	(3,727)
Repurchase and retirement of Class D common units	(5,645)	(1,767)					(4,820)	(6,587)
Equity-based compensation (Pre-Reorganization)	2,500	2,978						2,978
Distribution to Class D-1 preferred unitholder	-	(4,592)						(4,592)
Tax distribution to Class D common and preferred unitholders		(1,253)						(1,253)
Reorganization (Note 1)	(97,632)	(72,071)	12,846	2	72,069			-
Equity-based compensation (Post-Reorganization)	-	-			1,676			1,676
Issuance of stock in initial public offering, net of offering costs			4,830		35,989			35,989
Other comprehensive loss, net						(103)		(103)
Net loss	-	-					(5,347)	(5,347)
Balance at December 31, 2016	-	$-	17,676	$2	$109,734	$(103)	$(55,154)	$54,479
Equity-based compensation			-	-	2,119	-	-	2,119
Exercise of common stock options			81	-	31	-	-	31
Restricted stock awards			90	-	-	-	-	-
Other comprehensive income, net			-	-	-	59	-	59
Net loss			-	-	-	-	(2,510)	(2,510)
Balance at December 31, 2017	-	$-	17,847	$2	$111,884	$(44)	$(57,664)	$54,178

The accompanying notes are an integral part of these consolidated financial statements.

FULGENT GENETICS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2017	2016
Cash flow from operating activities:
Net income (loss)	$(2,510)	$(5,347)
Income (loss) from discontinued operations	—	41
Loss from continuing operations	(2,510)	(5,388)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	2,119	4,654
Depreciation and amortization	1,728	1,170
Loss (gain) on disposal of fixed asset	5	—
Amortization of premium of marketable securities	370	63
Provision for bad debt	160	76
Deferred income taxes	(336)	246
Fair value adjustment recorded upon issuance of Class D-2 preferred units	—	5,472
Equity loss in investee	524	—
Other	(15)	—
Changes in operating assets and liabilities:
Accounts receivable	214	(2,322)
Other current assets	(1,537)	(381)
Accounts payable	(363)	1,094
Taxes payable	(124)	124
Accrued liabilities	1,098	(372)
Other current liabilities	(2)	—
Cash provided by continuing operations	1,331	4,436
Cash used in discontinued operations	—	(31)
Net cash provided by operating activities	1,331	4,405
Cash flow from investing activities:
Purchases of fixed assets	(2,895)	(3,788)
Proceeds from disposal of fixed assets	—	10
Sale of marketable securities	3,781	—
Purchase of marketable securities	(11,659)	(39,017)
Maturities of marketable securities	11,185	—
Purchase of equipment contributed to Equity Method Investee	(2,461)	—
Net cash used in investing activities	(2,049)	(42,795)
Cash flow from financing activities:
Proceeds from issuance of common stock, net of offering costs	—	36,790
Cash distributed in split-off of Pharma business	—	(159)
Distribution to Class D-1 preferred unitholder	—	(4,592)
Payment of initial public offering costs	(801)	—
Proceeds from issuance of Class D-2 preferred units	—	26,980
Repurchase and retirement of Class D-1 preferred and Class D common units	—	(11,977)
Tax distribution to Class D common and preferred unitholders	—	(1,253)
Proceeds from exercise of stock options	31	—
Net cash provided by (used in) financing activities	(770)	45,789
Effect of exchange rate changes on cash and cash equivalents	81	—
Net increase (decrease) in cash	(1,407)	7,399
Cash balance at beginning of period (including $0 and $9 at January 1, 2017 and 2016, respectively, from discontinued operations)	7,897	498
Cash balance at end of period (including $0 at December 31, 2017 and 2016 from discontinued operations)	$6,490	$7,897
Supplemental disclosures of cash flow information:
Income taxes paid	$757	$550
Supplemental disclosures of non-cash investing and financing activities:
Fixed assets included in accounts payable	$1,014	$1,173
Initial public offering costs included in accounts payable and accrued expenses	$—	$801

The accompanying notes are an integral part of these consolidated financial statements.

FULGENT GENETICS, INC.

Notes to Consolidated Financial Statements

Note 1. Overview and Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These financial statements include the assets, liabilities, revenues and expenses of all wholly-owned subsidiaries and entities in which the Company has a controlling financial interest or is deemed to be the primary beneficiary.  In determining whether the Company is the primary beneficiary of an entity, the Company applies a qualitative approach that determines whether it has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. The Company uses the equity method to account for its investments in entities that it does not control, but in which it has the ability to exercise significant influence over operating and financial policies. All significant intercompany accounts and transactions are eliminated from the accompanying consolidated financial statements.

Nature of the Business

Fulgent Genetics, Inc., together with its subsidiaries (collectively referred to as the “Company,” unless otherwise noted or the context otherwise requires), is a growing technology company with an initial focus on offering comprehensive genetic testing to provide physicians with clinically actionable diagnostic information they can use to improve the quality of patient care (the “Diagnostics business”). The Company has developed a proprietary technology platform that allows it to offer a broad and flexible test menu and continually expand and improve its proprietary genetic reference library. The Company’s test menu currently includes single-gene tests and pre-established, multi-gene, disease-specific panels that collectively test for many genetic conditions, including various cancers, cardiovascular diseases, neurological disorders and pediatric conditions. The Company’s existing customer base consists primarily of hospitals and medical institutions, which are typically frequent and high-volume users of genetic tests and which often pay the Company directly for its tests.

Background and Reorganization

The Company was incorporated in the State of Delaware on May 13, 2016. On August 2, 2016, pursuant to the approval of the board of directors of the Company, the Company changed its name from Fulgent Diagnostics, Inc. to Fulgent Genetics, Inc. On September 30, 2016, the Company completed a reorganization pursuant to which Fulgent Therapeutics LLC, a California limited liability company (referred to, together with its former subsidiary unless otherwise noted or the context otherwise requires, as “Fulgent LLC”), became a wholly owned subsidiary of the Company (the “Reorganization”). Prior to the Reorganization, the Company had no material assets and had not conducted any activities other than those incidental to its incorporation and preparation for the initial public offering of its common stock. Following the Reorganization, the Company is a holding company with no material assets other than 100% of the equity interests in Fulgent LLC and its other subsidiaries, and Fulgent LLC is considered the Company’s predecessor for accounting purposes and Fulgent LLC’s financial statements for all periods prior to completion of the Reorganization constitute the Company’s historical financial statements.

 For purposes of these notes and the accompanying consolidated financial statements: (i) Fulgent LLC’s operating agreement, as amended from time to time, is referred to as the “Operating Agreement;” (ii) Fulgent LLC’s equity holders are referred to as “members;” (iii) Fulgent LLC’s authorized, issued and outstanding equity interests prior to the Reorganization are referred to as “units” and consisted of Class D common units and Class D-1 and Class D-2 preferred units; (iv) certain of Fulgent LLC’s Class D common units outstanding prior to the Reorganization constituted profits interests (which are sometimes referred to simply as “profits interests”), which are a type of equity-based award containing a participation threshold (which is sometimes referred to as a “profits interest threshold”) that entitled the recipient of the award to participate in the value of Fulgent LLC only to the extent it appreciated from and after the grant date of the award; and (v) prior to the Reorganization, Fulgent LLC was managed by its Manager, Ming Hsieh, who was also Fulgent LLC’s controlling equity holder. In the Reorganization, each outstanding 7.6 units of Fulgent LLC were cancelled in exchange for one share of the Company’s common stock, such that (i) all outstanding Class D common units of Fulgent LLC (including profits interests) were cancelled in exchange for an aggregate of 4,059,900 shares of the Company’s common stock; (ii) all outstanding Class D-1 preferred units of Fulgent LLC were cancelled in exchange for an aggregate of 6,760,733 shares of the Company’s common stock; (iii) all outstanding Class D-2 preferred units were cancelled in exchange for an aggregate of 2,025,623 shares of the Company’s common stock; (iv) all outstanding options to acquire common units of Fulgent LLC were cancelled in exchange for equivalent options to acquire up to an aggregate of 591,112 shares of the Company’s common stock, and all such options became immediately exercisable to the extent vested; and (v) all outstanding restricted share units relating to common units of Fulgent LLC were cancelled in exchange for equivalent restricted stock units (these restricted share units and restricted stock units are both referred to as “RSUs”) relating to 65,789 shares of the Company’s common stock. The Reorganization was accounted for as a common control transaction and no gain or loss was recorded.

Discontinued Operations

The Company historically conducted two lines of business: the Diagnostics business, which the Company conducted directly and which is the only business it is presently pursuing, and its former pharmaceutical business (the “Pharma business”), which was conducted by the Company’s former wholly owned subsidiary, Fulgent Pharma LLC (“Fulgent Pharma”). In addition, Fulgent LLC’s equity interests were separated into two series based on these two lines of business, with the holders of Fulgent LLC’s Class D preferred units and Class D voting and non-voting common units (collectively, the “Class D units”) having economic rights based on the Diagnostics business, and the holders of Fulgent LLC’s Class P preferred units and Class P voting and non-voting common units (collectively, the “Class P units”) having economic rights based on the Pharma business. These Class D units and Class P units were intended to “track,” or reflect, the relative performance of the Diagnostics business and the Pharma business, respectively.

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

There were no amounts recorded from discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2017.The major components of statements of operations data comprising the income from discontinued operations for the year ended December 31, 2016 are as follows:

Year Ended December 31,
2016
(in thousands)
Operating expenses:
Research and development	$350
General and administrative	9
Total operating expenses	359
Operating loss	(359)
Other income	400
Income	$41

Initial Public Offering

On October 4, 2016, the Company completed the initial public offering of its common stock (the “IPO”), in which it issued and sold an aggregate of 4,830,000 shares of common stock (including 630,000 shares issued and sold on October 7, 2016 pursuant to the underwriters’ exercise in full of their option to purchase additional shares) at a public offering price of $9.00 per share. The Company received net proceeds of approximately $36.0 million, after deducting underwriting discounts and commissions of $3.0 million and other offering expenses paid or payable by the Company of approximately $4.4 million. The shares issued and sold in the IPO were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (File No. 333- 213469), as amended.

Summarized Financial Information of Equity Method Investment Misstatement

Subsequent to the issuance of its condensed consolidated financial statements for the quarter ended June 30, 2017, the Company identified an error in its disclosures of summarized financial information of its equity method investment. Investee leasehold improvements and deposits on equipment, which are non-current assets, were incorrectly reported in such financial statements as current assets in the summarized balance sheet disclosures as of December 31, 2016 and June 30, 2017.  Accordingly, the Company has restated the December 31, 2016 summarized financial information in these consolidated financial statements to correct this misstatement, which resulted in the reclassification of $2,810,000 of current assets to non-current assets. The Company evaluated the materiality of this misstatement from quantitative and qualitative perspectives and concluded that it was immaterial to the periods.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, assumptions and decisions that affect the reported amounts and related disclosures, including the selection of appropriate accounting policies and the assumptions on which to base accounting estimates. In making these estimates and assumptions and reaching these decisions, the Company applies judgment based on its understanding and analysis of the relevant circumstances, including historical data and experience available at the date of the accompanying consolidated financial statements, as well as various other factors management believes to be reasonable under the circumstances. Actual results could differ from these estimates.

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

A roll-forward of the activity in the Company’s allowance for doubtful accounts is as follows:

	December 31,
	2017	2016
	(in thousands)
Allowance for doubtful accounts at beginning of year	$151	$75
Bad debt expense	160	103
Deductions	(24)	(27)
Allowance for doubtful accounts at end of year	$287	$151

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

Fair Value of Financial Instruments

The Company's financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. The carrying amounts of certain of these financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to their short maturities. Fair value of marketable securities is disclosed in Note 4, Fair Value Measurements, to the accompanying consolidated financial statements.

Concentrations of Credit Risk, Customers and Suppliers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, accounts receivable and marketable securities, which consist of debt securities, and cash equivalents. As of December 31, 2017, substantially all of the Company’s cash and cash equivalents were deposited in accounts at financial institutions, and amounts may exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial strength of the depository institutions in which its cash and cash equivalents are held.

In certain periods, a small number of customers has accounted for a significant portion of the Company’s revenue. Three customers comprised 14%, 12% and 10%, respectively, of total revenue in the year ended December 31, 2017, and one such customer comprised 15% of total revenue in the year ended December 31, 2016. One customer comprised 13% of total accounts receivable in the year ended December 31, 2017, and four customers comprised 12%, 11%, 12% and 11%, respectively, of total accounts receivable in the year ended December 31, 2016, of which the latter two customers represent one customer for concentration disclosure purposes as they are managed by the same foreign governmental body.

Revenue from the U.S. government was less than 10% of total revenue in each of the years ended December 31, 2017 and 2016.

The Company relies on a limited number of suppliers for certain laboratory substances used in the chemical reactions incorporated into its processes, referred to as reagents, as well as for the sequencers and various other equipment and materials it uses in its laboratory operations. In particular, the Company relies on a sole supplier for the next generation sequencers and associated reagents it uses to perform its genetic tests and as the sole provider of maintenance and repair services for these sequencers. The Company’s laboratory operations would be interrupted if it encounters delays or difficulties securing these reagents, sequencers, other equipment or materials or maintenance and repair services, which could occur for a variety of reasons, including if the Company needs a replacement or temporary substitute for any of its limited or sole suppliers and is not able to locate and make arrangements with an acceptable replacement or temporary substitute. The Company believes there are currently only a few other manufacturers that are capable of supplying and servicing some of the equipment and other materials necessary for its laboratory operations, including sequencers and various associated reagents.

Equity Method Investments

The Company uses the equity method to account for investments in entities that it does not control, but in which it has the ability to exercise significant influence over operating and financial policies. The Company's proportionate share of the net income or loss of these companies is included in consolidated net earnings. Judgments regarding the level of influence over each equity method investment include consideration of key factors such as the Company's ownership interest, representation on the board of directors or other management body and participation in policy-making decisions.

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

The Company’s predecessor, Fulgent LLC, is organized as a limited liability company and its members elected to have Fulgent LLC treated as a partnership for income tax purposes. As a result, for all periods prior to the Reorganization, all taxable income or loss and tax credits of the Company generally were reflected in the personal income tax returns of Fulgent LLC’s members, and no provision for federal and state income taxes was provided in the accompanying consolidated financial statements. The Company became a taxable entity upon completion of the Reorganization on September 30, 2016.

Equity-Based Compensation

The Company grants various types of equity-based awards to its employees, consultants and non-employee directors. Equity-based compensation costs are reflected in the accompanying statements of operations based upon each award recipient’s role with the Company. The Company grants to its employees option and RSU awards that generally vest over a specified period of time upon the satisfaction of service-based conditions. Before the Reorganization, the Company also granted to its employees awards of units and profits interests that generally were fully vested at grant. The Company measures compensation expense for equity-based awards granted to employees based on the fair value of the award on the grant date of the award. The Company measures the fair value of option awards using the Black-Scholes option valuation model, the Company measures the fair value of RSU awards based on the fair value of the underlying shares of common stock on the grant date of the award, the Company measured the fair value of unit awards granted before the Reorganization based on the fair value of the units on the grant date of the award, and the Company measured the fair value of profits interest awards granted before the Reorganization using the Black-Scholes option-valuation model.

Compensation expense for employee option awards with a service-based vesting condition is recognized over the vesting period of the award using the accelerated attribution method. Compensation expense for employee RSU awards with a service-based vesting condition is recognized ratably over the vesting period of the award. Compensation expense for employee equity-based awards with both performance-based and service-based vesting conditions is recognized over the period required to satisfy both conditions using the accelerated attribution method.

Transactions with non-employees in which goods or services are the consideration received for the grant of equity-based awards are accounted for based on the fair value of the consideration received or the fair value of the equity-based award, whichever is more reliably measurable. The measurement date of the fair value of the equity-based award is the earlier of the date on which the counterparty’s performance is complete or the date on which it is probable that performance will occur and the fair value is subject to remeasurement at each reporting date over the term of the award. Compensation expense for non-employee option awards is based on the measurement date fair value of the award and recognized using the accelerated attribution method. Compensation expense for non-employee RSU awards is based on the measurement date fair value of the award and recognized ratably over the requisite vesting period of the award.

Foreign Currency Translation and Foreign Currency Transactions

The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in other comprehensive income (loss) in the accompanying consolidated statements of stockholders’ equity. The Company’s subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property and nonmonetary assets and liabilities at historical rates. Gains and losses from these remeasurements were not significant in the year ended December 31, 2017.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss consists of unrealized loss on marketable securities. The Company did not have reclassifications from other comprehensive loss to the loss during the year ended December 31, 2017.

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

Recent Accounting Pronouncements

ASU No. 2014-09

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a comprehensive new revenue recognition model designed to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606)–Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which further clarifies the implementation guidance on principal versus agent considerations contained in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606)–Identifying Performance Obligations and Licensing, which further clarifies the implementation guidance relating to identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)–Narrow-Scope Improvements and Practical Expedients, which further clarifies guidance on collectability, noncash consideration, presentation of sales tax, practical expedients and transition. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which makes minor corrections or minor improvements to the codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. These standards, pursuant to ASU No. 2015-14, Revenue from Contracts with Customers–Deferral of the Effective Date (Topic 606)   issued by the FASB in August 2015, will be effective for annual periods (including interim periods) beginning after December 15, 2017. The standard can be applied either retrospectively to each period presented or as a cumulative effect adjustment as of the date of adoption. The Company plans to implement these standards effective January 1, 2018 based on the modified retrospective method.

In the third and fourth quarters of 2017, the Company performed an analysis of the impact of the new revenue recognition standard described in the preceding paragraph, which included a review of existing contracts with customers, an evaluation of the specific terms of such contracts and their appropriate treatment under the new standard, and a comparison of such new treatment to the Company’s then-existing accounting policies to identify differences.

The Company has completed this analysis, and has substantially completed its new revenue recognition accounting policy documentation reflecting the new standard.  The Company is also in the process of preparing the transition adjustment that will be reflected in its condensed consolidated financial statements for the quarter ending March 31, 2018. As a result of these analyses and preparations, the Company has identified the following differences between the new standard and the Company’s revenue recognition policy utilized in the periods covered by these financial statements and all prior periods:

•

The Company currently recognizes revenue from third-party payors on a cash basis. Under the new revenue recognition standard, the Company expects to recognize revenue from third-party payors on an accrual basis at the time of delivery of genetic test results to these customers. This will result in the Company’s recognition of revenue from these parties under the new standard earlier than it recognized revenue from these parties under the Company's prior revenue recognition.

•

Upon adopting the new standard on January 1, 2018, the Company will record an adjustment of $327,000 to beginning accumulated deficit and accounts receivable, to reflect genetic tests previously delivered to third-party payors for which revenue was not recognized as of such date.

The Company has evaluated the new disclosure requirements, including any necessary changes to business processes, systems, and controls to support the additional required disclosures.

ASU No. 2016-01

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

ASU No. 2016-02

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

ASU No. 2016-13

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those reporting periods. Early adoption is permitted. The Company has not yet evaluated the effect this ASU will have on its consolidated financial statements and related disclosures.

ASU No. 2016-15

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

ASU No. 2017-08

In March 2017, the FASB issued ASU No. 2017-08, Receivables–Nonrefundable Fees and Other Costs (Subtopic 310-20). Under the ASU, entities must amortize to the earliest call date the premium on certain purchased callable debt securities. The ASU does not require any accounting change for debt securities held at a discount. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including in an interim period. The Company has not yet evaluated the effect this ASU will have on its consolidated financial statements and related disclosures.

ASU No. 2018-02

In February 2018, the FASB issued ASU No. 2018-02, Income Statement–Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted by the U.S. federal government on December 22, 2017 (the “2017 Tax Act”). Consequently, the amendments eliminate the stranded tax effects resulting from the 2017 Tax Act and will improve the usefulness of information reported to financial statement users. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements and related disclosures.

Note 3. Marketable Securities

The Company’s marketable securities consisted of the following:

	December 31, 2017
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Marketable securities:
Short-term
Money market accounts	$723	$—	$—	$723
Corporate debt securities	20,040	2	(48)	19,994
Less: Cash equivalents	(723)	—	—	(723)
Total short-term marketable securities	20,040	2	(48)	19,994
Corporate debt securities	14,999	—	(116)	14,883
Total long-term marketable securities	14,999	—	(116)	14,883
	$35,039	$2	$(164)	$34,877

	December 31, 2016
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Marketable securities:
Short-term
Money market accounts	$1,580	$—	$—	$1,580
Corporate debt securities	12,988	—	(17)	12,971
Less: Cash equivalents	(1,580)	—	—	(1,580)
Total short-term marketable securities	12,988	—	(17)	12,971
Corporate debt securities	25,740	3	(146)	25,597
Total long-term marketable securities	25,740	3	(146)	25,597
	$38,728	$3	$(163)	$38,568

As of December 31, 2017 and 2016, the contractual maturities of the Company’s marketable securities less than one year were $20.0 million and $13.0 million, respectively, and the contractual maturities of the Company’s marketable securities greater than one year and less than five years were $14.9 million and $25.6 million, respectively. Management determined that the gross unrealized losses of $164,000 on the Company’s marketable securities as of December 31, 2017 were temporary in nature. Gross unrealized losses on the Company’s marketable securities were $163,000 as of December 31, 2016. The Company currently does not intend to sell these securities prior to maturity and does not consider these investments to be other-than-temporarily impaired as of December 31, 2017.

Note 4. Fair Value Measurements

The authoritative guidance on fair value measurements establishes a framework with respect to measuring assets and liabilities at fair value on a recurring basis and non-recurring basis. Under the framework, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as of the measurement date. The framework also establishes a three-tier hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability and are developed based on the best information available in the circumstances. The hierarchy consists of the following three levels:

Level 1:	Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.
Level 2:	Inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3:	Inputs are unobservable inputs for the asset or liability.

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the three-tier fair value hierarchy:

	December 31, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Marketable securities:
Corporate debt securities	$34,877	$—	$34,877	$—
Money market accounts	723	723	—	—
Total marketable securities	$35,600	$723	$34,877	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Marketable securities:
Corporate debt securities	$38,568	$—	$38,568	$—
Money market accounts	1,580	1,580	—	—
Total marketable securities	$40,148	$1,580	$38,568	$—

The Company’s Level 1 assets include money market instruments and are valued based upon observable market prices. Level 2 assets consist of marketable investment securities consisting of corporate bonds. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. As of December 31, 2017 and 2016, the Company had no investments that were measured using unobservable (Level 3) inputs.

There were no transfers between fair value measurement levels during the years ended December 31, 2017 and 2016.

Gross unrealized gains or losses for cash equivalents and marketable securities as of December 31, 2017 were not material. As of December 31, 2017, unrealized losses for securities in an unrealized loss position for more than 12 months were $107,000. During the years ended December 31, 2016 and 2017, the Company did not recognize other-than-temporary impairment losses related to its marketable securities.

Note 5. Fixed Assets

Major classes of fixed assets consisted of the following:

		December 31,
	Useful Lives	2017	2016
		(in thousands)
Computer hardware	3 Years	$1,435	$1,293
Computer software	3 Years	463	354
Machinery and equipment	5 Years	—	177
Medical lab equipment	5 Years	7,145	4,678
General equipment	3 Years	—	59
Furniture and fixtures	5 Years	159	86
Leasehold improvements	Shorter of lease term or estimated useful life	763	520
Assets not yet placed in service		1,074	1,114
Total		11,039	8,281
Less: Accumulated depreciation		(3,767)	(2,047)
Property and equipment, net		$7,272	$6,234

Depreciation expense on fixed assets totaled $1.7 million and $1.2 million for the years ended December 31, 2017 and 2016, respectively.

Note 6. Other Current Assets

Other current assets consisted of the following:

	December 31,
	2017	2016
	(in thousands)
Reagents	$231	$322
Prepaid expenses	624	375
Prepaid income taxes	1,313	—
Marketable securities interest receivable	204	209
Other receivable	66	—
Total	$2,438	$906

Reagents are used for DNA sequencing applications in the Company’s DNA sequencing equipment.

Note 7. Reporting Segment and Geographic Information

The Company views its operations and manages its business in one reporting segment. All long-lived assets were located in the United States during the years ended December 31, 2017 and 2016. Revenue by region was as follows:

	December 31,
	2017	2016
	(in thousands)
Revenue:
United States	$9,024	$8,258
Foreign:
Canada	4,091	3,798
People's Republic of China ("PRC")	2,614	3,241
Other Countries	3,001	2,979
Total	$18,730	$18,276

Note 8. Commitments and Contingencies

Operating Leases

The Company has commitments under various non-cancelable operating leases with varying terms through January 2023. The Company has options to renew some of these leases for three years after their expiration. Future minimum payments under non-cancelable operating leases as of December 31, 2017 are as follows:

Amounts
Year ending December 31,	(in thousands)
2018	$254
2019	181
2020	178
2021	165
Thereafter	134
Total minimum lease payments	$912

The Company’s headquarters is located in Temple City, California, which is comprised of various corporate offices and a laboratory certified under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”), accredited by the College of American Pathologists (“CAP”) and licensed by the State of California Department of Public Health (“CA DPH”). Additional offices are located in El Monte, California and Atlanta, Georgia and are used for certain research and development, customer service, report generation and other administrative activities.

Rent expense for the years ended December 31, 2017 and 2016 was approximately $250,000, and $204,000, respectively.

On January 31, 2018, we entered into a lease renewal of our headquarters in Temple City, California, which commenced on February 1, 2018 and expires January 31, 2021. The total annual rent under the lease is approximately $269,000.

FF Gene Biotech

See Note 15 for a description of the Company’s commitments related to its joint venture, FF Gene Biotech (as defined in Note 15).

Purchase Obligations

As of December 31, 2017, the Company had purchase obligations of $1.7 million for reagents and equipment.

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

The tax effects related to unrealized holding gains (losses) on marketable securities were $37,000 and $58,000 for the years ended December 31, 2017 and 2016, respectively.

Certificate of Incorporation

In accordance with the Company’s amended certificate of incorporation, the Company is authorized to issue 50,000,000 shares of common stock, with a par value of $0.0001 per share, and 1,000,000 shares of preferred stock, with a par value of $0.0001 per share. In May 2017, the Company amended its certificate of incorporation to reduce its authorized shares from 200,000,000 to 50,000,000. Holders of the Company’s common stock are entitled to one vote for each share held on all matters submitted to a vote of its stockholders. Holders of the Company’s common stock have no cumulative voting rights. Further, as of December 31, 2017, holders of the Company’s common stock have no preemptive, conversion, redemption or subscription rights and there are no sinking fund provisions applicable to the Company’s common stock. Upon liquidation, dissolution or winding-up of the Company, holders of the Company’s common stock are entitled to share ratably in all assets remaining after payment of all liabilities and the liquidation preferences of any outstanding shares of preferred stock. Subject to preferences that may be applicable to any outstanding shares of preferred stock, holders of the Company’s common stock are entitled to receive dividends, if any, as may be declared from time to time by the Company’s board of directors. As of December 31, 2017, there were no outstanding shares of preferred stock.

Reorganization

Upon completion of the Reorganization on September 30, 2016, all of Fulgent LLC’s outstanding units were cancelled in exchange for shares of the Company’s common stock, at a ratio of 7.6 units of Fulgent LLC cancelled in exchange for each one share of the Company’s common stock.

The following is a summary of the units of Fulgent LLC that were cancelled in exchange for shares of the Company’s common stock:

Pre-Reorganization
(in thousands)
Class D-1 preferred units	51,382
Class D-2 preferred units	15,395
Class D common units	2,500
Class D common units — profits interests	28,355
Total	97,632

The units set forth in the table above were cancelled in exchange for an aggregate of 12,846,256 shares of the Company’s common stock. The members’ equity balance of $72.0 million was reclassified into common stock and additional paid-in capital in the accompanying consolidated balance sheet as of December 31, 2016.

Distributions

In the year ended December 31, 2016, the Company made distributions as follows: (i) the Company paid $1.3 million in tax distributions to the former members of Fulgent LLC based on the income tax liabilities of such former members attributable to Fulgent LLC’s 2016 net taxable income through the date of the Reorganization, and (ii) the Company paid $4.6 million to Mr. Hsieh in his capacity as a member of Fulgent LLC as a return of capital contribution. The Company made no distributions in the year ended December 31, 2017.

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

Note 10. Equity-Based Compensation

Prior to the Reorganization, the Company’s employees and other service providers were granted awards under the Fulgent Therapeutics LLC Amended and Restated 2015 Equity Incentive Plan (the “2015 Plan”), which provided for the issuance of equity-based awards to eligible employees, directors and consultants. These awards generally consisted of options, RSUs and profits interests. Options granted under the 2015 Plan typically vested over four years and expired 10 years from the date of grant, and were not exercisable, whether or not vested, until the earlier of a liquidity event or incorporation, each as defined in the 2015 Plan. Because the options were subject to both a service condition (as set forth in their vesting schedules) and a performance condition (the occurrence of a qualifying liquidity event or incorporation), no equity-based compensation expense was recognized for these options until the performance condition was deemed to have been satisfied, which occurred upon completion of the Reorganization. RSUs granted under the 2015 Plan typically vested over four years. Awards of profits interests were typically fully vested at the date of grant.

In connection with the Reorganization, the Company approved its 2016 Omnibus Incentive Plan (the “2016 Plan”), which provides for the issuance of up to an aggregate of 2,038,480 shares of the Company’s common stock pursuant to awards granted to eligible employees, directors and consultants. As of December 31, 2017, there were 487,826 shares of the Company’s common stock remaining available for grants of future awards under the 2016 Plan. The vesting period, contractual life and other material terms and conditions of awards granted under the 2016 Plan are generally not significantly different from the terms and conditions of awards granted under the 2015 Plan.

At the effective time of the Reorganization:

•	The 2015 Plan was terminated, and no additional awards have since been or will in the future be granted thereunder.
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

•

Pursuant to the determination of the Manager of Fulgent LLC, the participation thresholds applicable to all Class D common units that constituted profits interests (i) were ignored and not applied in calculating the number of shares of the Company’s common stock that were issued in exchange for such units in the Reorganization, and (ii) did not carry over to such shares of the Company’s common stock. As a result, the holders of Fulgent LLC’s Class D common units that constituted profits interests received shares of the Company’s common stock in the Reorganization at the same ratio, 7.6-to-one, as the holders of Fulgent LLC’s Class D common units that were not subject to profits interest thresholds. Ignoring all profits interest thresholds upon the conversion of the Class D common units that constitute profits interests into shares of the Company’s common stock resulted in an equity-based compensation expense of $1.4 million that the Company recorded during the period in which the Reorganization occurred.

The Company has included equity-based compensation expense as part of cost of revenue and operating expenses in the accompanying consolidated statements of operations as follows:

	Year Ended December 31,
	2017	2016
	(in thousands)
Cost of revenue	$479	$754
Research and development	807	1,161
Selling and marketing	318	454
General and administrative	515	2,285
Total	$2,119	$4,654

Award Activity

The below discussions of equity-based award activity, including all nomenclature, share numbers and weighted-average exercise prices, have been adjusted to give retroactive effect to the Reorganization as if it occurred at the beginning of each period presented.

Option Awards

The following table summarizes activity for options to acquire shares of the Company’s common stock in the years ended December 31, 2017 and 2016:

	Number of Units/Shares Subject to Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balance at December 31, 2015	274	$0.38		9.8	$645
Authorized	—
Granted	324	$1.18	$7.94
Exercised	—
Canceled	(42)	$0.38
Balance at December 31, 2016	556	$0.85		9.0	$5,976
Authorized	—
Granted	—
Exercised	(81)	$0.38	$4.19		578
Canceled	(10)	$4.91	$6.32
Balance at December 31, 2017	465	$0.84		8.0	$1,785
Exercisable as of December 31, 2017	201	$0.77		8.0	$779

(1)Aggregate intrinsic value is calculated as the difference between (i) the exercise price of options that, as of the applicable date, have an exercise price in excess of the fair value of the Company’s common stock, and (ii) the fair value of the Company’s common stock as of the applicable date.

The Company granted no option awards in the year ended December 31, 2017. The total fair value of options that vested during the years ended December 31, 2017 and 2016 was $1.1 million and $263,000, respectively. As of December 31, 2017, the remaining unrecognized compensation expense related to all outstanding option awards was $505,000 and is expected to be recognized over a weighted-average period of 1.8 years.

Share Awards

In the year ended December 31, 2016, the Company granted one award of 329,000 shares of common stock with a grant date fair value of $1.6 million. These shares were immediately vested upon grant, and as a result, the full fair value of the award was recognized in equity-based compensation expense at the time of grant. The award was not granted under the 2015 Plan or the 2016 Plan.

RSU Awards

RSUs are awards that entitle the holder to receive shares of the Company’s common stock upon satisfaction of vesting conditions. Each RSU represents the contingent right to receive one share of the Company’s common stock upon vesting and settlement.

No RSU awards were granted prior to the year ended December 31, 2016. The following table summarizes activity for RSUs relating to shares of the Company’s common stock in the years ended December 31, 2017 and 2016:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
Balance at December 31, 2015	—	—
Granted	364	$9.69
Vested and settled	—
Forfeited	(2)	9.02
Balance at December 31, 2016	362	$9.69
Granted	708	$5.09
Vested and settled	(90)	$9.66
Forfeited	(43)	$9.33
Balance at December 31, 2017	937	$7.39

The RSU awards granted in the years ended December 31, 2017 and 2016 will result in aggregate equity-based compensation expense of $4.8 million and $3.5 million, respectively, in each case to be recognized over four years from the grant date of each award granted in the period. As of December 31, 2017, the remaining unrecognized compensation expense related to all outstanding RSU awards was $6.2 million and is expected to be recognized over a weighted-average period of 3.4 years.

Fair Value Assumptions for Option Awards

The Company uses the Black-Scholes option-pricing model to measure the fair value of option awards. The Black-Scholes option-pricing model requires the input of various assumptions, each of which is subjective and requires significant judgment. These assumptions include the following:

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

Awards to Employees

The table below sets forth the weighted-average assumptions used in the Black-Scholes option-pricing model to estimate the fair value of options to acquire shares of the Company’s common stock (or, prior to the Reorganization, options to acquire common units of Fulgent LLC) granted to employees during the year ended December 31, 2016. The Company did not grant any options to acquire shares of the Company’s common stock to employees during the year ended December 31, 2017.

Year Ended December 31,
2016
Expected term (in years)	6.1
Risk-free interest rates	1.4%
Dividend yield	—
Expected volatility	95.6%

Awards to Non-Employees

Equity-based compensation expense for options granted to non-employees is measured based on the fair value of the options because it is more reliably measurable than the fair value of the services received as consideration for the options. Such compensation expense is recognized as the options are earned.

The fair value of non-employee options is re-calculated at each reporting date until the option vests or there is a substantial incentive for the non-employee not to perform the required services.

The table below sets forth the weighted-average assumptions used in the Black-Scholes option-pricing model to estimate the fair value of options to acquire shares of the Company’s common stock (or, prior to the Reorganization, options to acquire common units of Fulgent LLC) granted to non-employees during the years ended December 31, 2016. The Company did not grant any options to acquire shares of the Company’s common stock to non-employees during the year ended December 31, 2017.

Year Ended December 31,
2016
Expected term (in years)	10
Risk-free interest rates	1.6%
Dividend yield	—
Expected volatility	96.9%

Determination of Fair Value on Grant Dates

For all periods after completion of the IPO on October 4, 2016, the fair value of the shares of the Company’s common stock underlying option and RSU awards is determined by the Company’s board of directors or the compensation committee thereof based on the closing sales price of the Company’s common stock on the date of grant as reported by the Nasdaq Global Market.

For all periods before completion of the Reorganization and the IPO, the fair value of the common units underlying Fulgent LLC’s equity-based awards was estimated on each grant date by Fulgent LLC’s Manager. In determining fair value, the Manager considered valuations prepared by an independent third party in a manner consistent with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. In conducting the valuations, Fulgent LLC used a range of assumptions and methodologies and considered all objective and subjective factors it believed to be relevant, including management’s best estimate of Fulgent LLC’s business condition, prospects and operating performance at each valuation date and the following additional factors: the fact that Fulgent LLC was a privately held company with illiquid securities; Fulgent LLC’s stage of commercialization; the likelihood of achieving a liquidity event for Fulgent LLC’s equity, such as an initial public offering, given prevailing market conditions; Fulgent LLC’s historical operating results; valuations of comparable public companies; Fulgent LLC’s discounted future cash flows, based on its projected operating results; and Fulgent LLC’s capital structure, including the rights and preferences of its various classes of equity. These valuations involved significant assumptions, judgments and estimates.

In determining the fair value of Fulgent LLC’s Class D common units related to awards of such units and options to acquire such units granted in 2016 before completion of the Reorganization and the IPO, Fulgent LLC estimated the enterprise value of the business using the option pricing back-solve method within the market approach, which considers the sale price of equity in a recent financing and “backsolves” the equity value using an option-pricing model that gives consideration to a company’s capitalization structure and rights of preferred and common equity holders.

The estimated enterprise value of the business was then allocated to Fulgent LLC’s common units using the probability-weighted expected return method, commonly referred to as PWERM, in which equity is valued based upon the probability-weighted present value of expected future returns considering various future available outcomes and the rights of each class of equity, and applying a marketability discount of 20% due to the illiquidity of the common units prior to completion of the IPO.

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

Prior to the Reorganization, Fulgent LLC was organized as a limited liability company and its members elected to have Fulgent LLC treated as a partnership for income tax purposes. All taxable income or loss and tax credits generally were reflected in the personal income tax returns of the Fulgent LLC’s members. Accordingly, no provision for federal and state income taxes was provided in the accompanying consolidated financial statements prior to the Reorganization. Upon completion of the Reorganization, the Company converted from a pass-through entity for tax purposes to a taxable entity. The change in tax status resulted in $417,000 income tax expense related to the recognition of a net state deferred tax asset of $86,000 and a net federal deferred tax liability of $503,000, which represents the temporary differences in existence on September 30, 2016 between the tax basis of the Company’s assets and liabilities and the amount reported in the financial statements. As of December 31, 2017 and 2016, the net state deferred tax asset was $90,000 and $54,000, respectively, and the net federal deferred tax asset (liability) was $36,000 and $(243,000), respectively.

The 2017 Tax Act, which was signed into law on December 22, 2017, has resulted in significant changes to the U.S. corporate income tax system. These changes include, among others, a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expenses and executive compensation expenses. The 2017 Tax Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings. These changes are effective beginning in 2018.  The Company accounts for changes in tax rates and tax laws in the period of enactment. As a result, for 2017, due to the reduction in the corporate income tax rate with the enactment of the 2017 Tax Act, the Company recorded a tax expense of $22,000 related to the revaluation of its net deferred tax assets. The Company has determined that the various other provisions of the 2017 Tax Act are not expected to have a material impact on the Company’s results of operations or financial condition, largely because of the amount of the Company’s net operating loss carryover and the Company has no unrepatriated foreign earnings.

Income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2017	2016
	(in thousands)
Current:
Federal	$(599)	$616
State	(80)	58
Total Current	(679)	674
Deferred:
Federal	(300)	295
State	(36)	(49)
Change in valuation allowance	—	—
Total Deferred	(336)	246
Total income tax expense (benefit)	$(1,015)	$920

Reconciliation of the difference between the federal statutory income tax rate and the effective income tax rate is as follows:

	Year Ended December 31,
	2017	2016

Tax provision at federal statutory rate	34.00%	34.00%
State taxes	0.78%	1.98%
Other	1.54%	0.16%
Impact of tax reform (1)	-0.02%
Stock based compensation	-2.13%
Recognition of pre-merger temporary differences		-19.51%
LLC income not subject to corporate taxes		-37.23%
Tax provision	34.17%	-20.60%
________________

(1) The effective tax rate for the year ended December 31, 2017 includes the Company’s estimate of the  effect of the 2017 Tax Act, which primarily relates to the remeasurment of existing deferred taxes as a result of the change to the  U.S. federal corporate income tax rate.

The following table summarizes the elements of the deferred tax assets (liabilities):

	Year Ended December 31,
	2017	2016
	(in thousands)
Deferred tax assets
Accrued vacation and other accrued expenses	$96	$69
Provision for bad debts	65	54
Net operating losses	148
Stock based compensation	594	603
Unrealized loss on investments	37	58
State income taxes	6	20
Equity Method Investment	118
Gross deferred tax assets	1,064	804
Less: Valuation allowance	(118)	-
Net deferred tax assets	946	804
Deferred tax liabilities
Depreciation	820	993
Total deferred tax liabilities	820	993
Net deferred tax assets (liabilities)	$126	$(189)

During 2017 the Company recorded a deferred tax asset related to its equity method investment in FF Gene Biotech.  When realized, the asset will generate a capital loss which may only be used to offset capital gain income.  The Company does not currently have any capital gain income and has therefore recorded a full valuation allowance against this asset.

Uncertain Tax Positions

The Company is subject to income taxation by the United States government and certain states in which the Company's activities give rise to an income tax filing requirement.  The Company does not have income tax filing requirements in any foreign jurisdiction, nor are any taxes withheld from income taxes withheld from foreign sales.  As of December 31, 2017, there were no pending tax audits in any jurisdiction.

There were no tax-related interest or penalties accrued at December 31, 2017 and 2016.

While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company's accrued positions. Accordingly, additional provisions on federal, state and foreign tax-related matters could be recorded in future periods as revised estimates are settled or otherwise resolved.

Note 12. Income (Loss) per Share

Income (loss) per share for the years ended December 31, 2017 and 2016 was computed as if the Reorganization had occurred at the beginning of each period presented, with the exception of Class P units, as they are not subject to the Reorganization. The following is a reconciliation of the basic and diluted income (loss) per share computations:

	Years Ended
	2017			2016
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
	(in thousands, except per share data)
Income (loss)	$(2,510)	$—	$(2,510)	$(5,388)	$41	$(5,347)
Deemed dividend on redemption of Class D-1 preferred units	—	—	—	$(3,727)	—	$(3,727)
Distribution to Class D-1 preferred unitholder	—	—	—	$(4,592)	—	$(4,592)
Income (loss) allocable to common stockholders	$(2,510)	$—	$(2,510)	$(13,707)	$41	$(13,666)
Income (loss) allocated to common stockholders	$(2,510)			$(13,707)
Income (loss) allocated to Class P common units	—			—	18
Income (loss) allocated to Class P preferred units	—			—	23
Weighted-average common shares - outstanding, basic and diluted	17,739			13,710	—
Weighted-average Class P common units - profits interests - outstanding, basic and diluted					10,123
Weighted-average Class P preferred units - outstanding, basic and diluted					13,238
Income (loss) per Class P common units - profits interests, basic and diluted					$—
Income (loss) per Class P preferred units, basic and diluted					$—
Income (loss) per common share from continuing operations, basic and diluted	$(0.14)			$(1.00)

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

The following securities have been excluded from the calculation of diluted income (loss) per share for all periods presented because their effect would have been anti-dilutive:

	Years Ended
	2017	2016
	(in thousands)
Options	464	490
RSUs	526	79

The anti-dilutive shares described above were calculated using the treasury stock method. During the years ended December 31, 2017 and 2016, the Company had outstanding options and RSUs that were excluded from the weighted-average share calculation for continuing operations due to the Company’s net loss positions.

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

Total Company matching contributions to the 401(k) Plan were $108,000 and $86,000 in the years ended December 31, 2017 and 2016, respectively.

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

From time to time, the Company performs research testing services for the Foundation. The Company recognized zero and $150,000 during the years ended December 31, 2017 and 2016, respectively, as consideration for such services. Additionally, the Company subleases certain of its headquarters facilities to the Foundation. The Company recognized $22,000 and $28,000 in the years ended December 31, 2017 and 2016, respectively, as consideration for such sublease. As of December 31, 2017 and 2016, zero was owed to the Company by the Foundation in connection with these relationships.

From time to time, the Company performs genetic sequencing services for the University. The Company recognized $82,600 and $353,000 in the years ended December 31, 2017 and 2016, respectively, as consideration for such services. As of December 31, 2017 and 2016, $40,000 and $29,550, respectively, was owed to the Company by the University in connection with this relationship.

As more fully described in Note 15, in April 2017, the Company, through an affiliated company formed for the purpose of the relationship, entered into a cooperation agreement (the “JV Agreement”) with Xilong Scientific Co., Ltd. (“Xilong Scientific”) and Fuzhou Jinqiang Investment Partnership (LP) (“FJIP”) to form a joint venture under the laws of the PRC called Fujian Fujun Gene Biotech Co., Ltd. (“FF Gene Biotech”). Xilong Scientific is an affiliate of Xi Long, which, as of December 31, 2017, owned 11% of the outstanding shares of the Company’s common stock, and FJIP is owned by key management of FF Gene Biotech, including Dr. Han Lin Gao, the Chief Scientific Officer and a large stockholder of the Company and the owner of approximately 25% of FJIP.

Fulgent Pharma utilizes space in the facility at which the Company’s laboratory and corporate headquarters are located. Since the completion of the Pharma Split-Off, Fulgent Pharma reimburses the Company for the portion of the rent the Company pays that is attributable to the space used by Fulgent Pharma, which amounts are not significant. As of December 31, 2017 and 2016, $3,000 and zero, respectively, was owed to the Company by Fulgent Pharma as a result of this arrangement, which is recorded in Other receivable in Other current assets in the accompanying consolidated balance sheets.

Note 15. Equity Method Investments

In April 2017, the Company, through an affiliated company formed for the purpose of the relationship, entered into the JV Agreement with Xilong Scientific and FJIP to form FF Gene Biotech, a joint venture formed under the laws of the PRC to offer genetic testing services to customers in the PRC. Pursuant to the terms of the  JV Agreement, the Company has agreed to contribute to FF Gene Biotech genetic sequencing and other equipment with a total cost of 60,000,000 renminbi (“RMB”) over a three-year period for a 30% ownership interest in FF Gene Biotech, Xilong Scientific has agreed to contribute to FF Gene Biotech 102,000,000 RMB over a three-year period for a 51% ownership interest in the FF Gene Biotech, and FJIP has agreed to contribute to FF Gene Biotech 19,000,000 RMB over a five-year period for a 19% ownership interest in FF Gene Biotech. The Company’s maximum exposure to fund losses of FF Gene Biotech as a result of its minority ownership of this entity is equal to its contribution obligation under the JV Agreement as described above. As of December 31, 2017, 43,600,000 RMB (or approximately $6.7 million U.S. dollars) remained to be contributed to FF Gene Biotech by the Company under the terms of the JV Agreement, and the Company has purchased and contributed equipment with an aggregate fair value of $2.5 million pursuant to its contribution commitment under the JV Agreement, all of which was contributed in the year ended December 31, 2017. The Company accounted for this contribution in accordance with Accounting Standards Codification 845, Nonmonetary Transactions, and recorded an investment based on the fair value of the contributed equipment, which is the same as carryover basis.

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

The Company accounts for its 30% interest in FF Gene Biotech using the equity method of accounting. The Company recorded its proportionate share of the losses of FF Gene Biotech for the year ended December 31, 2017 in the accompanying consolidated statements of operations, and recorded its contribution during the period, net of its proportionate share in the accumulated losses of FF Gene Biotech, in the accompanying consolidated balance sheet as of December 31, 2017.

The Company has entered into a license agreement with FF Gene Biotech, pursuant to which it granted FF Gene Biotech a license to use certain of the Company’s clinical molecular diagnostic gene detection technology and related software and proprietary reference library of genetic information, along with any improvements on this technology the Company may develop during the term of the license agreement. Under the license agreement, FF Gene Biotech will pay to the Company, on a quarterly basis, certain royalties based on the revenues of FF Gene Biotech. The Company earned an insignificant amount of royalties under the license agreement for the year ended December 31, 2017.

In November 2017, FF Gene Biotech invested and formed a majority-owned subsidiary that focuses on sales and marketing for FF Gene Biotech. The financial information of the subsidiary is consolidated in the summarized financial information for FF Gene Biotech disclosed below.

The Company had no equity method investments as of December 31, 2016. Equity method investments as of December 31, 2017 consisted of the following:

	Carrying Value	Ownership Percentage
	(in thousands)
FF Gene Biotech	$1,937	30%
Total equity method investments	$1,937	30%

Summary Financial Information

Summary financial information for FF Gene Biotech is as follows:

	December 31,
	2017	2016
Consolidated Balance Sheet Data:	(in thousands)
Current Assets	$2,474	$830
Non-Current Assets	4,851	4,593
Current Liabilities	942	119
Non-Current Liabilities	—	—
Minority Interest	—	—
Stockholders' Equity	6,383	5,304

	Years Ended December 31,
	2017	2016
Consolidated Statement of Operations Data:	(in thousands)
Net Sales	$90	$—
Gross Profit	10	—
Net Loss	(2,318)	(662)
Share of loss from investments accounted for using the equity method (1)	(524)	—

(1) The Company's share of loss is based on pro-rated net loss beginning April 25, 2017, the date on which the Company entered into the JV Agreement.

Note 16. Selected Quarterly Financial Data (Unaudited)

The tables below set forth the Company’s quarterly consolidated statements of operations data for the eight quarters ended December 31, 2017. In the opinion of management, this quarterly data has been prepared on the same basis as the accompanying consolidated financial statements and includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the report in which these consolidated financial statements are included for descriptions of the effects of any extraordinary, unusual or infrequently occurring items recognized in any of the periods covered by this data. The results for any one quarter are not indicative of the results to be expected in the current period or any future period.

	Three Months Ended
	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenue	$4,281	$4,503	$4,640	$5,306	$5,854	$5,011	$3,971	$3,440
Cost of revenue	2,545	2,268	1,879	1,859	1,863	2,143	1,411	1,304
Gross profit	1,736	2,235	2,761	3,447	3,991	2,868	2,560	2,136
Operating expenses:
Research and development	1,324	1,128	920	851	818	1,523	656	561
Selling and marketing	1,080	1,383	851	891	798	893	477	301
General and administrative	1,402	1,205	1,140	1,486	1,116	1,147	457	1,889
Total operating expenses	3,806	3,716	2,911	3,228	2,732	3,563	1,590	2,751
Operating income (loss)	(2,070)	(1,481)	(150)	219	1,259	(695)	970	(615)
Interest and other income (expense)	97	145	120	119	57	5	(5,462)	13
Income (loss) before income taxes and equity loss in investee	(1,973)	(1,336)	(30)	338	1,316	(690)	(4,492)	(602)
Provision for income taxes	(596)	(415)	(110)	106	503	417	-	-
Income (loss) before equity loss in investee	(1,377)	(921)	80	232	813	(1,107)	(4,492)	(602)
Equity loss in investee	(247)	(172)	(105)	-	-	-	-	-
Net income (loss)	$(1,624)	$(1,093)	$(25)	$232	$813	$(1,107)	$(4,492)	$(602)

Net income (loss) per common share:
Basic	$(0.09)	$(0.06)	$-	$0.01	$0.05	$(0.44)	$(5.49)	$(0.02)
Diluted	$(0.09)	$(0.06)	$-	$0.01	$0.05	$(0.44)	$(5.49)	$(0.02)