Form 10-Q
period 2018-03-31
Fulgent Genetics, Inc.
filed 2018-05-14
CIK 1674930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2018, there were 17,889,082 outstanding shares of the registrant’s common stock.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FULGENT GENETICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value data)

(unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$5,274	$6,490
Marketable securities	23,211	19,994
Trade accounts receivable, net of allowance for doubtful accounts of $335 and $287, as of March 31, 2018 and December 31, 2017, respectively	4,969	4,005
Other current assets	2,621	2,438
Total current assets	36,075	32,927
Marketable securities, long term	10,285	14,883
Equity method investments	1,692	1,937
Fixed assets, net	6,853	7,272
Deferred tax asset	505	126
Other long-term assets	30	39
Total assets	$55,440	$57,184
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,347	$2,089
Accrued liabilities	1,062	911
Total current liabilities	2,409	3,000
Other long-term liabilities	6	6
Total liabilities	2,415	3,006
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value per share, 50,000 shares authorized, 17,876 and 17,847 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively.	2	2
Preferred stock, $0.0001 par value per share, 1,000 shares authorized, no shares issued or outstanding at March 31, 2018 and December 31, 2017	—	—
Additional paid-in capital	112,431	111,884
Accumulated other comprehensive income (loss)	(87)	(44)
Accumulated deficit	(59,321)	(57,664)
Total stockholders’ equity	53,025	54,178
Total liabilities and stockholders’ equity	$55,440	$57,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue	$4,653	$5,306
Cost of revenue	2,772	1,859
Gross profit	1,881	3,447
Operating expenses:
Research and development	1,458	851
Selling and marketing	1,130	891
General and administrative	1,487	1,486
Total operating expenses	4,075	3,228
Operating income (loss)	(2,194)	219
Interest and other income (expense)	95	119
Income (loss) before income taxes and equity loss in investee	(2,099)	338
Provision for (benefit from) income taxes	(434)	106
Income (loss) before equity loss in investee	(1,665)	232
Equity loss in investee	(245)	—
Net income (loss)	$(1,910)	$232

Net income (loss) per common share:
Basic	$(0.11)	$0.01
Diluted	$(0.11)	$0.01

Weighted-average common shares:
Basic	17,864	17,676
Diluted	17,864	18,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$(1,910)	$232
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	22	—
Net unrealized gain (loss) on marketable securities	(65)	(18)
Comprehensive income (loss)	$(1,953)	$214

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Stockholders' Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
Balance at December 31, 2017	17,847	$2	$111,884	$(44)	$(57,664)	$54,178
Equity-based compensation	-	-	545	-	-	545
Exercise of common stock options	5	-	2	-	-	2
Restricted stock awards	24	-	-	-	-	-
Cumulative effect of accounting change	-	-	-	-	327	327
Cumulative tax effect of accounting change	-	-	-	-	(74)	(74)
Other comprehensive income, net	-	-	-	(43)	-	(43)
Net loss	-	-	-	-	(1,910)	(1,910)
Balance at March 31, 2018	17,876	$2	$112,431	$(87)	$(59,321)	$53,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flow from operating activities:
Net (loss) income	$(1,910)	$232
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	545	565
Depreciation and amortization	516	412
Loss on disposal of fixed asset	51	—
Amortization of premium of marketable securities	82	95
Provision for bad debt	48	—
Deferred taxes	(434)	—
Equity loss in investee	245	—
Other	28	—
Changes in operating assets and liabilities:
Accounts receivable	(713)	(237)
Other current assets	(125)	(343)
Accounts payable	218	(241)
Taxes payable	—	106
Accrued liabilities	158	919
Net cash (used in) provided by operations	(1,291)	1,508
Cash flow from investing activities:
Purchases of fixed assets	(1,116)	(90)
Purchase of marketable securities	(4,683)	(2,780)
Maturities of marketable securities	5,850	1,000
Net cash provided by (used in) investing activities	51	(1,870)
Cash flow from financing activities:
Payment of initial public offering costs	—	(801)
Proceeds from exercise of stock options	2	—
Net cash provided by (used in) financing activities	2	(801)
Effect of exchange rate changes on cash and cash equivalents	22	—
Net decrease in cash	(1,216)	(1,163)
Cash balance at beginning of period	6,490	7,897
Cash balance at end of period	$5,274	$6,734
Supplemental disclosures of non-cash investing and financing activities:
Fixed assets included in accounts payable	$6	$11

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements as of and for the fiscal year ended December 31, 2017, which are included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2018 (the “2017 Annual Report”), and, in the opinion of management, include all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the Company's financial position and results of operations. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or any other period. The accompanying condensed consolidated balance sheet as of December 31, 2017 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the disclosures required by U.S. GAAP. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements included in the 2017 Annual Report, including the notes thereto.

Consolidated Statements of Cash Flows Error

Subsequent to the issuance of its consolidated financial statements for the three-month period ended March 31, 2017, the Company discovered an error in the Consolidated Statements of Cash Flows. A cash payment of $801,000, for costs in connection with the Company’s initial public offering was previously reported within changes in accounts payable and accrued liabilities under operating activities in the Company’s consolidated statement of cash flows for the three months ended March 31, 2017. Accordingly, the Company restated such consolidated statement of cash flows to correct the misstatement, which increased net cash provided by operating activities to $1.5 million, previously reported as $707,000, and increased net cash used in financing activities to $801,000, previously reported as zero. The Company evaluated the materiality of this misstatement from quantitative and qualitative perspectives and concluded that it was immaterial to the prior periods.

Note 2. Summary of Significant Accounting Policies

See the summary of the Company’s significant accounting policies set forth in the notes to its consolidated financial statements included in the 2017 Annual Report.

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

Foreign Currency Translation and Foreign Currency Transactions

The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in other comprehensive income (loss) in the accompanying condensed consolidated statements of stockholders’ equity. The Company’s subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property and nonmonetary assets and liabilities at historical rates. Income from these remeasurements were $22,000 in the first quarter of 2018, and gains and losses from these remeasurements were not significant in the in the first quarter of 2017.

Concentration of Customers

In certain periods, a small number of customers has accounted for a significant portion of the Company’s revenue. In the first quarter of 2018, after aggregating customers that are under common control or are affiliates, one customer contributed 13% of our revenue. In the first quarter of 2017, after aggregating customers that are under common control or are affiliates, four customers contributed 15%, 14%, 11% and 10% of our total revenue, respectively, of which the first two customers represent one customer for concentration disclosure purposes as they are managed by the same foreign governmental body.

Revenue Recognition

Effective January 1, 2018, the Company began recognizing revenue in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company adopted ASC 606 utilizing the modified retrospective method, meaning the cumulative effect of applying the standard was recognized to opening retained earnings as of January 1, 2018. To reflect the impact of the adoption, the Company recorded an adjustment of $327,000 to beginning accumulated deficit and accounts receivable and an adjustment of ($74,000) to beginning accumulated deficit and deferred taxes. ASC 606 provides for a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.

Performance Obligations

Genetic Testing Services

Clinical – Institutional

Our clinical institutional contracts included within genetic testing services typically have a single performance obligation to deliver genetic testing services to the ordering facility or patient. Some arrangements involve the delivery of genetic testing services to research institutions, which we refer to as “sequencing as a service.” In arrangements with hospitals, medical or research institutions, the transaction price is stated within the contract and is therefore fixed consideration. For most of our clinical volume, we identified the hospital, medical, or research institution as the customer in Step 1 of the model and have determined a contract exists with the institution in Step 1. As these contracts typically have a single performance obligation, no allocation of the transaction price is required in Step 4 of the model. Control over genetic testing services is transferred to our ordering institutions at a point in time. Specifically, we determined the customer obtains control of the promised service upon our delivery of test results.

Clinical – Insurance

Our clinical insurance contracts included within genetic testing services typically have a single performance obligation to deliver genetic testing services to the ordering facility or patient. For most of our clinical insurance volume, we identified the patient as the customer in Step 1 of the model and have determined a contract exists with the patient in Step 1. In arrangements with insurance patients, the transaction price is stated within the contract, however, we accept payments from third-party payors that are less than the contractually stated price and is therefore variable consideration. In developing the estimate of variable consideration, we utilize the expected value method under a portfolio approach. Our estimate requires significant judgment and is developed using historical reimbursement data from payors and patients, as well as known current reimbursement trends not reflected in the historical data. As these contracts typically have a single performance obligation, no allocation of the transaction price is required in Step 4 of the model. Control over genetic testing services is transferred to our ordering physicians at a point in time. Specifically, we determined the customer obtains control of the promised service upon our delivery of the test results.

Certain incremental costs pertaining to both clinical insurance and institutional, such as commissions, are incurred in obtaining clinical contracts. Historically contract costs have not been significant to the financial statements. We have elected to utilize the practical expedient to expense incremental costs of obtaining a contract that meet the capitalization criteria, as the amortization period of any contract acquisition asset would be one year or less due to the short-term nature of the customer life.

Significant Judgments and Contract Estimates

Genetic Testing Services

Accounting for clinical insurance contracts includes estimation of the transaction price, defined as the amount we expect to be entitled to receive in exchange for providing the services under the contract. Due to our out-of-network status with the majority of payors, estimation of the transaction price represents variable consideration. In order to estimate variable consideration, we utilize a portfolio approach in which payors with similar reimbursement experience are grouped into portfolios. Our estimates of variable consideration are based primarily on historical reimbursement data. Certain assumptions will also be adjusted based on known and anticipated factors not reflected in the historical reimbursement data. We monitor these accrual estimates at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Both the initial accrual estimate and any subsequent revision to the estimate contain uncertainty and require the use of judgment in the estimation of the transaction price and application of the constraint for variable consideration. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect revenue and earnings in the period such variances become known.

Accounting Pronouncements Recently Adopted

ASU 2014-09

The Company adopted ASU 2014-09 Revenue from Contracts with Customers and all related amendments (collectively codified as ASC 606) on January 1, 2018 utilizing the modified retrospective method, meaning the cumulative effect of applying the standard to all contracts completed as of the date of initial application was recognized to opening retained earnings as of January 1, 2018. Comparative information from prior periods has not been restated and continues to be reported under the accounting standards in effect for those periods.

Financial Statement Impact of Adoption ASC 606

The cumulative effect of changes made to the Condensed Consolidated Balance Sheet at January 1, 2018 for the adoption of ASC 606 were as follows (in thousands):

	Balance at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018
Condensed Consolidated Balance Sheet data
Assets:
Accounts receivable	$4,005	$327	$4,332
Deferred tax asset / (liability)	$126	$(74)	$52

Equity:
Accumulated deficit	$(57,664)	$253	$(57,411)

In accordance with ASC 606 requirements under the modified retrospective method of adoption, the disclosure of the impacts to condensed consolidated financial statements as of and for the three months ended March 31, 2018 were as follows (in thousands):

	As reported	Adjustments Due to ASC 606		Balances without the adoption of Topic 606
Condensed Consolidated Balance Sheet data
Assets:
Accounts receivable	$4,969	$(150)		$4,819
Deferred tax asset	$505	$74		$579

Equity:
Accumulated deficit	$(59,321)	$(76)		$(59,397)

Condensed Consolidated Statements of Operations data
Revenue:
Revenue	$4,653	$177	*	$4,830
_______________________________

* Q1 2018 revenue under ASC 605 would have been greater than under ASC 606 because the amount of cash receipts in Q1 2018 from current and prior period insurance billings was greater than the estimated collections for services delivered and billed in Q1 2018.

There was no impact on the condensed consolidated statements of cash flows for the three months ended March 31, 2018.

Disaggregation of Revenue

The Company classifies its customers by payor type, including them in either Clinical Institutional or Clinical Insurance, as we believe this best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. The following table summarizes revenue from contracts with customers by payor type for the three months ended March 31, 2018.

Three months ended
March 31, 2018
Genetic Testing Services by payor
Institutional	$4,580
Insurance	73
Total Revenue	$4,653

There was no material variable consideration recognized in the current period that relates to performance obligations that were completed in the prior period.

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as March 31, 2018. ASC 606 provides certain practical expedients that limit the requirement to disclose the aggregate amount of transaction price allocated to unsatisfied performance obligations.

The Company applied the practical expedient to not disclose the amount of transaction price allocated to unsatisfied performance obligations when the performance obligation is part of a contract that has an original expected duration of one year or less. The Company does not have material future obligations associated with Genetic Testing Services that extend beyond one year.

ASU No. 2016-01

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments, including a provision that requires equity investments (except for investments accounted for under the equity method of accounting) to be measured at fair value, with changes in fair value recognized in current earnings. The

ASU is effective for the Company in the first quarter of 2018, with early adoption permitted. The adoption of this update did not have a material impact on our Consolidated Financial Statements.

ASU No. 2016-15

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). The standard clarifies the way certain cash receipts and cash payments are classified with the objective of reducing the existing diversity in practice. The standard is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted for all periods beginning after December 15, 2016. The adoption of this update did not have a material impact on our Consolidated Financial Statements.

Recent Accounting Pronouncements

We evaluate all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB) for consideration of their applicability. ASUs not included in our disclosures were assessed and determined to be either not applicable or are not expected to have a material impact on our Consolidated Financial Statements.

ASU No. 2016-02

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The update is aimed at making leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. This guidance will become effective for interim and annual reporting periods beginning with the year ending December 31, 2019. The standard requires the use of a modified retrospective transition approach for existing leases. Early adoption is permitted. The Company is still performing its assessment of ASU 2016-02, however expects that substantially all of its operating lease commitments will be subject to the new guidance.

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

Note 3. Marketable Securities

The Company’s marketable securities consisted of the following:

	March 31, 2018
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Marketable securities:
Short-term
Cash equivalents	$893	$—	$—	$893
Corporate debt securities	23,310	2	(101)	23,211
Total short-term marketable securities	24,203	2	(101)	24,104
Corporate debt securities	10,431	—	(146)	10,285
Total long-term marketable securities	10,431	—	(146)	10,285
Total marketable securities	$34,634	$2	$(247)	$34,389

	December 31, 2017
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Marketable securities:
Short-term
Cash equivalents	$723	$—	$—	$723
Corporate debt securities	20,040	2	(48)	19,994
Total short-term marketable securities	20,763	2	(48)	20,717
Corporate debt securities	14,999	—	(116)	14,883
Total long-term marketable securities	14,999	—	(116)	14,883
Total marketable securities	$35,762	$2	$(164)	$35,600

Management determined that the gross unrealized losses of $247,000 on the Company’s marketable securities as of March 31, 2018 were temporary in nature. Gross unrealized losses on the Company’s marketable securities were $164,000 as of December 31, 2017. The Company currently does not intend to sell these securities prior to maturity and does not consider these investments to be other-than-temporarily impaired as of March 31, 2018.

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

The following table presents information about our financial assets measured at fair value on a recurring basis, based on the three-tier fair value hierarchy:

	March 31, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Marketable securities:
Cash equivalents:
Money market funds	$94	$94	$—	$—
Corporate debt securities	799	—	799	—
Marketable securities:
Corporate debt securities	33,496	—	33,496	—
Total marketable securities	$34,389	$94	$34,295	$—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Marketable securities:
Cash equivalents	$723	$723	$—	$—
Corporate debt securities	34,877	—	34,877	—
Total marketable securities	$35,600	$723	$34,877	$—

The Company’s Level 1 assets include money market instruments and are valued based upon observable market prices. Level 2 assets consist of marketable investment securities consisting of corporate bonds. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. As of March 31, 2018, the Company had no investments that were measured using unobservable (Level 3) inputs.

There were no transfers between fair value measurement levels during the three months ended March 31, 2018.

Gross unrealized gains or losses for cash equivalents and marketable securities as of March 31, 2018 were not material. As of March 31, 2018, unrealized losses for securities in an unrealized loss position for more than 12 months were $198,000. During the three months ending March 31, 2018 the Company did not recognize other-than-temporary impairment losses related to its marketable securities.

Note 5. Fixed Assets

Major classes of fixed assets consisted of the following:

		March 31,	December 31,
	Useful Lives	2018	2017
		(in thousands)
Computer hardware	3 Years	$1,500	$1,435
Computer software	3 Years	468	463
Medical lab equipment	5 Years	8,136	7,145
Furniture and fixtures	5 Years	199	159
Leasehold improvements	Shorter of lease term or estimated useful life	803	763
Assets not yet placed in service		31	1,074
Total		11,137	11,039
Less: Accumulated depreciation		(4,284)	(3,767)
Property and equipment, net		$6,853	$7,272

Depreciation expense on fixed assets totaled $516,000 and $412,000 for the first quarters of 2018 and 2017, respectively.

Note 6. Other Current Assets

Other current assets consisted of the following:

	March 31,	December 31,
	2018	2017
	(in thousands)
Reagents	$398	$231
Prepaid expenses	635	624
Prepaid income taxes	1,313	1,313
Marketable securities interest receivable	239	204
Other receivable	36	66
Total	$2,621	$2,438

Reagents are used for DNA sequencing applications in the Company’s DNA sequencing equipment.

Note 7. Reporting Segment and Geographic Information

The Company views its operations and manages its business in one reporting segment. All long-lived assets were located in the United States during the first quarters of 2018 and 2017. Revenue by region was as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Revenue:
United States	$2,527	$2,090
Foreign:
Canada	970	1,083
People's Republic of China ("PRC")	24	1,525
Other Countries	1,132	608
Total	$4,653	$5,306

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

Rent expense was approximately $109,000 and $53,000 for the first quarters of 2018 and 2017, respectively.

On January 31, 2018, we entered into a lease renewal of our headquarters in Temple City, California, which commenced on February 1, 2018 and expires January 31, 2021. The total annual rent under the lease is approximately $269,000.

FF Gene Biotech

See Note 14 for a description of the Company’s commitments related to its joint venture, FF Gene Biotech (as defined in Note 14).

Purchase Obligations

As of March 31, 2018, the Company had purchase obligations of $2.3 million for reagents and equipment.

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

The tax effects related to unrealized holding gains (losses) on marketable securities were $55,000 and $48,000 for the first quarters of 2018 and 2017, respectively.

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

The Company has included equity-based compensation expense as part of cost of revenue and operating expenses in the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cost of revenue	$124	$146
Research and development	132	211
Selling and marketing	108	69
General and administrative	181	139
Total	$545	$565

Award Activity

The below discussions of equity-based award activity, including all share numbers and weighted-average exercise prices, have been adjusted to give retroactive effect to the Reorganization as if it occurred at the beginning of each period presented.

Option Awards

The following table summarizes activity for options to acquire shares of the Company’s common stock in the three months ended March 31, 2018:

	Number of Shares Subject to Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balance at December 31, 2017	465	$0.84	8.0	$1,785
Authorized	—
Granted	—
Exercised	(5)	$0.38		17
Canceled	(5)	$2.37
Balance at March 31, 2018	455	$0.82	7.8	$1,584
Exercisable as of March 31, 2018	230	$0.77	7.7	$804

(1) Aggregate intrinsic value is calculated as the difference between (i) the exercise price of options that, as of the applicable date, have an exercise price in excess of the fair value of the Company’s common stock, and (ii) the fair value of the Company’s common stock as of the applicable date.

The Company granted no option awards in the three months ended March 31, 2018. The total fair value of options that vested during the three months ended March 31, 2018 was $163,000. As of March 31, 2018, the remaining unrecognized compensation expense of $374,000 related to outstanding stock options is expected to be recognized over a weighted-average period of 1.6 years.

RSU Awards

RSUs are awards that entitle the holder to receive shares of the Company’s common stock upon satisfaction of vesting conditions. Each RSU represents the contingent right to receive one share of the Company’s common stock upon vesting and settlement.

The following table summarizes activity for RSUs relating to shares of the Company’s common stock in the three months ended March 31, 2018:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Balance at December 31, 2017	937	$7.39
Granted	175	$4.70
Vested and settled	(24)	$9.69
Forfeited	(20)	$8.56
Balance at March 31, 2018	1,068	$6.88

The RSU awards granted in the three months ended March 31, 2018 will result in aggregate equity-based compensation expense of $818,000, in each case to be recognized over four years from the grant date of each award granted in the period. As of March 31, 2018, the remaining unrecognized compensation expense of $6.3 million related to outstanding RSUs is expected to be recognized over a weighted-average period of 3.3 years.

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

On December 22, 2017, SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), was issued to address the application of generally accepted accounting principles in the United States of America in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Act. In accordance with SAB 118, for 2017, due to the reduction in the corporate income tax rate with the enactment of the 2017 Tax Act, the Company recorded a tax expense of $22,000 related to the revaluation of its net deferred tax assets. The Company has determined that the various other provisions of the 2017 Tax Act are not expected to have a material impact on the Company’s results of operations or financial condition, largely because of the amount of the Company’s net operating loss carryover and the Company has no unrepatriated foreign earnings.

In order to determine the Company’s quarterly provision for income taxes, the Company used an estimated annual effective tax rate for the full fiscal year ending December 31, 2018, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates, adjusted for discrete items recognized during the period. Certain significant or unusual items are separately recognized in the quarter during which they occur and can cause the effective tax rate to vary from quarter to quarter.

The Company's effective income tax rate was 21% and 31% for the three months ended March 31, 2018 and 2017. The effective rate for March 31, 2018 includes the reduction in the U.S. federal corporate rate from 35% to 21% for tax years beginning after December 31, 2017. The difference in the effective tax rate from the statutory tax rate was primarily attributable to the net effect of state income taxes and certain expenses or adjustments related to equity-based compensation.

The Company will file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions for the year ending December 31, 2018. As of March 31, 2018, there were no pending tax audits in any jurisdiction.

Note 12. Income (Loss) per Share

The following table presents the calculation of basic and diluted income (loss) per share for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share data)
Net income (loss)	$(1,910)	$232
Weighted-average common shares—outstanding, basic	17,864	17,676
Weighted-average common shares—outstanding, diluted	17,864	18,178
Net income (loss) per common share, basic	$(0.11)	$0.01
Net income (loss) per common share, diluted	$(0.11)	$0.01

The following securities have been excluded from the calculation of diluted income (loss) per share because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Options	454	22
RSUs	955	—

The anti-dilutive shares described above were calculated using the treasury stock method. During the three months ended March 31, 2018, the Company had outstanding stock options and RSUs that were excluded from the weighted-average share calculation due to the Company’s net loss position.

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

From time to time, the Company performs research testing services for the Foundation. The Company did not recognize any revenue during the three months ended March 31, 2018 or 2017 as consideration for such services. Additionally, the Company subleases certain of its headquarters facilities to the Foundation. The Company recognized $8,000 and zero in the three months ended March 31, 2018 and 2017, respectively, as consideration for such sublease. As of March 31, 2018, and December 31, 2017, zero was owed to the Company by the Foundation in connection with these relationships.

From time to time, the Company performs genetic sequencing services for the University. The Company recognized $9,000 and $12,000 as consideration for such services in the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, and December 31, 2017, $33,000 and $40,000, respectively, was owed to the Company by the University in connection with this relationship.

As more fully described in Note 14, in April 2017, the Company, through an affiliated company formed for the purpose of the relationship, entered into a cooperation agreement (the “JV Agreement”) with Xilong Scientific Co., Ltd. (“Xilong Scientific”) and Fuzhou Jinqiang Investment Partnership (LP) (“FJIP”) to form a joint venture under the laws of the People’s Republic of China (“PRC”) called Fujian Fujun Gene Biotech Co., Ltd. (“FF Gene Biotech”). Xilong Scientific is an affiliate of Xi Long USA, Inc., a large stockholder of the Company that, as of March 31, 2018, owned 11% of the outstanding shares of the Company’s common stock, and FJIP is owned by key management of FF Gene Biotech, including Dr. Han Lin Gao, the Chief Scientific Officer and a large stockholder of the Company and the owner of approximately 25% of FJIP.

Fulgent Pharma utilizes space in the facility at which our laboratory and corporate headquarters are located. Since the completion of the Pharma Split-Off, Fulgent Pharma reimburses us for the portion of the rent we pay that is attributable to the space it uses, which amounts are not significant. As of March 31, 2018, and December 31, 2017, $9,000 and $3,000, respectively, was due from Fulgent Pharma as a result of this arrangement, which is recorded in Other receivable in Other current assets in the accompanying condensed consolidated balance sheets.

Note 14. Equity Method Investments

In April 2017, the Company, through an affiliated company formed for the purpose of the relationship, entered into the JV Agreement with Xilong Scientific and FJIP to form FF Gene Biotech, a joint venture formed under the laws of the PRC to offer genetic testing services to customers in the PRC. Pursuant to the terms of the JV Agreement, the Company has agreed to contribute to FF Gene Biotech genetic sequencing and other equipment with a total cost of 60,000,000 renminbi (“RMB”) over a three-year period for a 30% ownership interest in FF Gene Biotech, Xilong Scientific has agreed to contribute to FF Gene Biotech 102,000,000 RMB over a three-year period for a 51% ownership interest in the FF Gene Biotech, and FJIP has agreed to contribute to FF Gene Biotech 19,000,000 RMB over a five-year period for a 19% ownership interest in FF Gene Biotech. The Company’s maximum exposure to fund losses of FF Gene Biotech as a result of its minority ownership of this entity is equal to its contribution obligation under the JV Agreement as described above. As of March 31, 2018, 43,600,000 RMB (or approximately $6.9 million U.S. dollars) remains to be contributed to the investee under the terms of the JV agreement. The Company has purchased and contributed equipment with an aggregate fair value of $2.5 million pursuant to its contribution commitment under the JV Agreement, all of which was contributed in 2017. The Company accounted for this contribution in accordance with ASC 845, Nonmonetary Transactions, and recorded an investment based on the fair value of the contributed equipment, which is the same as carryover basis.

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

The Company accounts for its 30% interest in FF Gene Biotech using the equity method of accounting. The Company recorded its proportionate share of the losses of FF Gene Biotech in the first quarter of 2018 in the accompanying condensed consolidated statements of operations, and recorded its contribution to date, net of its proportionate share in the accumulated losses of FF Gene Biotech, in the accompanying condensed consolidated balance sheet as of March 31, 2018.

The Company entered into a license agreement with FF Gene Biotech, pursuant to which it granted FF Gene Biotech a license to use certain of the Company’s clinical molecular diagnostic gene detection technology and related software and proprietary reference library of genetic information, along with any improvements on this technology that they may develop during the term of the license agreement. Under the license agreement, FF Gene Biotech will pay to the Company, on a quarterly basis, certain royalties based on the revenues of FF Gene Biotech. The Company earned $18,000 for royalties under the license agreement for the first quarter of 2018.

In November 2017, FF Gene Biotech invested and formed a majority-owned subsidiary that focuses on sales and marketing for FF Gene Biotech.

Equity method investments as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018		December 31, 2017
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
	(in thousands)		(in thousands)
FF Gene Biotech	$1,692	30%	$1,937	30%
Total equity method investments	$1,692	30%	$1,937	30%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included in this report. Additionally, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the Securities and Exchange Commission, or SEC, in preparing this discussion and analysis, we presume that readers have access to and have read the discussion and analysis of our financial condition and results of operations included in our annual report on Form 10-K for our fiscal year ended December 31, 2017 filed with the SEC on March 20, 2018, or the 2017 Annual Report. As used in this discussion and analysis and elsewhere in this report, unless the context otherwise requires, the terms “Fulgent,” the “company,” “we,” “us” and “our” refer to Fulgent Genetics, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical facts and relate to future events or circumstances or our future performance, and they are based on our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. The forward-looking statements in this discussion and analysis include statements about, among other things, our future financial and operating performance, our future cash flows and liquidity and our growth strategies, as well as anticipated trends in our business and industry. These forward-looking statements are subject to a number of risks and uncertainties, including, among others, those described under “Item 1A. Risk Factors” in Part II of this report. Moreover, we operate in a competitive and rapidly evolving industry and new risks emerge from time to time. It is not possible for us to predict all of the risks we may face, nor can we assess the impact of all factors on our business or the extent to which any factor or combination of factors could cause actual results to differ from our expectations. In light of these risks and uncertainties, the forward-looking events and circumstances described in this discussion and analysis may not occur, and actual results could differ materially and adversely from those described in or implied by any forward-looking statements we make. Although we have based our forward-looking statements on assumptions and expectations we believe are reasonable, we cannot guarantee future results, levels of activity, performance or achievements or other future events. As a result, forward-looking statements should not be relied on or viewed as predictions of future events, and this discussion and analysis should be read with the understanding that actual future results, levels of activity, performance and achievements may be materially different than our current expectations. The forward-looking statements in this discussion and analysis speak only as of the date of this report, and except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

Overview

We are a technology company with a focus on offering comprehensive genetic testing to provide physicians with clinically actionable diagnostic information they can use to improve the quality of patient care. We have developed a proprietary technology platform that allows us to offer a broad and flexible test menu and continually expand and improve our proprietary genetic reference library, while maintaining accessible pricing, high accuracy and competitive turnaround times. We believe our test menu offers more genes for testing than our competitors in today’s market, which enables us to provide expansive options for test customization and clinically actionable results.

Our existing customer base consists primarily of hospitals and medical institutions, which are typically frequent and high-volume users of genetic tests and which often pay us directly for our tests. We believe our relationships with these customers provide a meaningful opportunity for further growth, as we seek to deepen these relationships and drive increased ordering. We also believe our offering could be attractive to other types of customers, including individual physicians and other practitioners, regional medical networks, research institutions and other organizations, and we are building relationships in these new customer markets. Although we have devoted fewer overall resources to sales and marketing efforts than many of our competitors, we made material investments in our sales and marketing team and strategies, the global reach of our business and other aspects of our operations in recent periods, and we believe these investments could help stimulate further demand in the long-term.

We offer tests at competitive prices, averaging approximately $1,007 per billable test delivered in the first quarter of 2018, and at a lower cost to us than many of our competitors, averaging approximately $600 per billable test delivered in the first quarter of 2018. Our volume has grown rapidly since our commercial launch, with 4,621 billable tests delivered in the first quarter of 2018, 4,422 billable tests delivered in the first quarter of 2017, and an aggregate of over 41,524 billable tests delivered to approximately 800 customers from launching our first commercial genetic tests in 2013 through March 31, 2018. We have experienced compound quarterly growth of 8% in the number of billable tests delivered in our last eight completed fiscal quarters. We recorded revenue and net loss of $4.7 million and $1.9 million, respectively, in the first quarter of 2018, compared to revenue and net income of $5.3 million and $232,000, respectively, in the first quarter of 2017. We achieved profitability in the first three months and the first half of 2017, but we have recorded losses in all other periods since our inception.

Following the change to our revenue recognition policy effective as of January 1, 2018, as discussed under “Critical Accounting Policies and Use of Estimates” below, tests delivered to certain customers, namely customers whose tests are paid for by third-party payors, are counted as billable tests at a different time in the delivery and payment process under our new policy as compared to our former policy. Under our former policy, revenue for tests paid for by third-party payors was generally not recognized until we received payment for the tests, due to the inability to satisfy all criteria required to recognize revenue under our former policy before that time; in contrast, under our new policy, some amount of revenue for tests paid for by third-party payors is recognized upon delivery of the test due to our expectation of receiving a cash payment for the tests. As a result, in the first quarter of 2017 under our former policy, these tests were not counted as billable tests delivered until the period in which we received full cash payment for the tests, and in the first quarter of 2018 and going forward under our new policy, these tests are counted as billable tests delivered in the period in which the test is delivered to the customer, which is generally an earlier date and may be in an earlier quarterly or annual period. Accordingly, an increase in the number of billable tests delivered between a period governed by our former policy and a period governed by our new policy, and changes to other operating data metrics that are calculated using the number of billable tests delivered, are attributable in part to this impact of the change to our revenue recognition policy.

In addition, under our new revenue recognition policy, the amount of revenue we recognize upon delivery of one of our tests reflects the consideration to which we expect to be entitled for the test, which we determine in part from the expected collectability of payment based on historical patterns and other relevant factors.  For tests paid for by third-party payors, which has represented only a very small portion of our billable tests delivered to date and with which we have little historical experience on which to base collectability determinations, we may recognize in the period in which these tests are delivered only a small portion of the total revenue that we may eventually receive for the tests; however, we will count all of these tests as billable tests delivered in the period (thus impacting our average price per billable test delivered for the period) and we will record all of our costs for these tests in the period, because we expense these costs as they are incurred (thus impacting our cost per billable test delivered for the period). Accordingly, decreases in our average price per billable test delivered or our cost per billable test delivered, as well as our overall collectability rates, between a period governed by our former policy and a period governed by our new policy could be attributable in part to this impact of the change to our revenue recognition policy.

As noted above, in all periods to date, we have sold only a small number of our tests to customers that pay for tests through third-party payors, and we have received only a small portion of our revenue from these payors. As a result of these factors, we do not estimate the change to our revenue recognition policy, or the resulting changes to the counting or calculation of our operating data metrics as described above, had a material impact on our results of operations in the first quarter of 2017 (governed by our former revenue recognition policy) or the first quarter of 2018 (governed by our new revenue recognition policy), or the comparison of our results or these metrics between these periods; however, if and as tests and revenue from these customers and payors increase, the impact of these changes on our results, including revenue levels and collectability rates, operating data metrics and period-to-period comparisons could become more material.

Business Risks and Uncertainties and Other Factors Affecting Our Performance

Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Item 1A. Risk Factors” in Part II of this report. In addition, our performance in any period is affected by a number of other factors. See the description of some of the material factors affecting our performance in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2017 Annual Report.

Results of Operations

The table below summarizes our results of operations for the periods indicated. For a financial overview relating to our results of operations, including general descriptions of the make-up of material line items of our statement of operations data, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2017 Annual Report.

	Three Months Ended
	March 31,		$	%
	2018	2017	Change	Change
Statement of Operations Data:	(dollars in thousands, except Other Operating Data)
Revenue	$4,653	$5,306	$(653)	(12)%
Cost of revenue	2,772	1,859	913	49%
Gross profit	1,881	3,447	(1,566)	(45)%
Operating expenses:
Research and development	1,458	851	607	71%
Selling and marketing	1,130	891	239	27%
General and administrative	1,487	1,486	1	0%
Total operating expenses	4,075	3,228	847	26%
Operating income (loss)	(2,194)	219	(2,413)	(1,102)%
Interest and other income (expense)	95	119	(24)	(20)%
Income (loss) before income taxes and equity loss in investee	(2,099)	338	(2,437)	(721)%
Provision for (benefit from) income taxes	(434)	106	(540)	(509)%
Income (loss) before equity loss in investee	(1,665)	232	(1,897)	(818)%
Equity loss in investee	(245)	—	(245)	*
Net income (loss)	$(1,910)	$232	$(2,142)	(923)%

Other Operating Data:
Billable tests delivered(1)	4,621	4,422		5%
Average price per billable test delivered(2)	$1,007	$1,200		(16)%
Cost per billable test delivered(3)	$600	$420		43%

* Percentage not meaningful
(1)

We determine the number of billable tests delivered in a period by counting the number of tests which are delivered to our customers and for which we bill our customers and recognize some amount of revenue in the period.

(2)

We calculate the average price per billable test delivered by dividing the amount of revenue we recognized from the billable tests delivered in a period by the number of billable tests delivered in the same period.

(3)	We calculate cost per billable test delivered by dividing our cost of revenue in a period by the number of billable tests delivered in the same period.

Revenue

Revenue decreased $653,000 or 12% from $5.3 million in the first quarter of 2017 to $4.7 million in the first quarter of 2018. The decrease in revenue between periods was primarily due to decreases in the average price per billable test delivered and the revenue we received from certain customers in the People’s Republic of China, or PRC, partially offset by an increase in the number of billable tests delivered.

The average price of the billable tests we delivered decreased from $1,200 in the first quarter of 2017 to $1,007 in the first quarter of 2018. We believe this decrease was due to (i) the mix of tests we delivered in these periods, including more sequencing as a service research tests and other lower price-point tests in the first quarter of 2018, (ii) our reduction of prices for certain of our tests due to general price degradation for genetic tests and other competitive factors, and (iii) the mix of customers ordering tests in these periods, which may order tests at different rates depending on the arrangements we have negotiated with them, and for which we may recognize different amounts of revenue at different times in the delivery and payment process based on the impact of our revenue recognition policy on, and differing collectability rates among, various customer groups.

Revenue from non-U.S. sources decreased $1.1 million, or 34% from $3.2 million in the first quarter of 2017 to $2.1 million in the first quarter of 2018. The decrease in revenue from non-U.S. sources was primarily due to decreased sales to customers in the PRC, which decreased by $1.5 million, partially offset by increased sales to customers in other countries, which increased by $524,000. The decrease in sales to customers in the PRC was attributable to decreased sales to two customers that contributed a significant portion (collectively, 29%) of our revenue in the first quarter of 2017, but ordered no tests and generated no revenue to us in the first quarter of 2018; going forward, we do not expect meaningful revenue from these two customers.

The number of billable tests we delivered increased 199, from 4,422 in the first quarter of 2017 to 4,621 in the first quarter of 2018. We believe this increase was primarily attributable to the expansion of our test menu, including primarily the introduction of our Beacon carrier screening panel tests in the third quarter of 2017, an increase in sales to certain of our existing customers and an increase in sequencing as a service test orders, combined with growth in the genetic testing market and increased physician awareness and acceptance of genetic tests generally, partially offset by fewer new customers due in part to the time and effort required to convert customers from other laboratories.

In the first quarter of 2018, when customers under common control or otherwise affiliated with each other are aggregated, one group of affiliated customers contributed 13% of our total revenue.

Cost of Revenue

Cost of revenue increased $913,000, or 49% from $1.9 million in the first quarter of 2017 to $2.8 million in the first quarter of 2018. The increase was primarily due to increases of $594,000 in reagents and supplies expenses related to increased billable tests delivered, $209,000 in personnel costs related to increased headcount, and $104,000 in depreciation costs due to increased medical laboratory equipment purchased to expand our capacity and throughput.

Cost per billable test delivered increased $180, or 43%, from $420 in the first quarter of 2017 to $600 in the first quarter of 2018, as the increase in our cost of revenue was greater than the increase in the number of billable tests we delivered. This greater increase in cost of revenue was primarily attributable to increased headcount and facility costs.

Our gross profit decreased $1.6 million, from $3.4 million in the first quarter of 2017 to $1.9 million in the first quarter of 2018, and our gross profit as a percentage of revenue, or gross margin, decreased from 65.0% to 40.4% between periods. The decrease in gross profit and gross margin was due to the effect of a decrease in revenue and an increase in cost of revenue between the same periods, for the reasons described above.

Research and Development

Research and development expenses increased $607,000, or 71%, from $851,000 in the first quarter of 2017 to $1.5 million in the first quarter of 2018. The increase was primarily due to increases of $359,000 reagents and supplies expenses related to increased effort to maintain our technology advantage and expand our test menu, evidenced by the development of our somatic test this quarter, and $280,000 in personnel costs related to increased headcount.

Selling and Marketing

Selling and marketing expenses increased $239,000, or 27% from $891,000 in the first quarter of 2017 to $1.1 million in the first quarter of 2018. The increase was primarily due to increases of $82,000 in consulting costs related to international business development and expansion of our sales marketing team, $75,000 in personnel costs and $38,000 in equity-based compensation related to increased headcount, and $47,000 in marketing costs related to our targeted marketing initiatives.

General and Administrative

General and administrative expenses were relatively consistent between periods at $1.5 million in the first quarters of 2018 and 2017. The slight change was primarily due to a decrease of $156,000 in accounting fees related to services performed in connection with being a public company, partially offset by increases of $72,000 in other taxes primarily related to payments of local business property tax and $42,000 in equity-based compensation expense related to increased headcount.

Interest and Other Income (Expense)

Interest income was $126,000 and $119,000 for the first quarters of 2018 and 2017, respectively. This income related to interest received on various investments in marketable securities.

Other income (expense) was not significant in the first quarters of 2018 and 2017. The primary component of other income (expense) in both periods was foreign currency valuation gains (losses).

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

On December 22, 2017, SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), was issued to address the application of generally accepted accounting principles in the United States of America in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Act. In accordance with SAB 118, for 2017, due to the reduction in the corporate income tax rate with the enactment of the 2017 Tax Act, the Company recorded a tax expense of $22,000 related to the revaluation of its net deferred tax assets. The Company has determined that the various other provisions of the 2017 Tax Act are not expected to have a material impact on the Company’s results of operations or financial condition, largely because of the amount of the Company’s net operating loss carryover and the Company has no unrepatriated foreign earnings.

In order to determine the Company’s quarterly provision for income taxes, the Company used an estimated annual effective tax rate for the full fiscal year ending December 31, 2018, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates, adjusted for discrete items recognized during the period. Certain significant or unusual items are separately recognized in the quarter during which they occur and can cause the effective tax rate to vary from quarter to quarter.

The Company's effective income tax rates were 21% and 31% for the three months ended March 31, 2018 and 2017. The effective rate for March 31, 2018 includes the reduction in the U.S. federal corporate rate from 35% to 21% for tax years beginning after December 31, 2017. The difference in the effective tax rate from the statutory tax rate was primarily attributable to the net effect of state income taxes and certain expenses or adjustments related to equity-based compensation.

Equity Loss in Investee

Equity loss in investee was $245,000 in the first quarter of 2018 and relates to our 30% ownership interest in our joint venture, which we refer to as FF Gene Biotech and which we worked with a large stockholder of our company to form in the second quarter of 2017 to offer genetic testing services to customers in the PRC. We did not have any income or loss from equity method investments in the first quarter of 2017.

Liquidity and Capital Resources

Liquidity and Sources of Cash

We had $6.5 million and $5.3 million in cash and cash equivalents and $34.9 million and $33.5 million in marketable securities, consisting of corporate bonds, as of December 31, 2017 and March 31, 2018, respectively.

Since commencing operations in May 2012, our operations have been financed primarily by our founder, Chief Executive Officer and Chairman of our board of directors, Ming Hsieh, and in more recent periods, by cash from our operations and equity financings.

Our primary uses of cash are to fund our operations as we continue to invest in and seek to grow our business. Cash used to fund operating expenses is impacted by the timing of our expense payments, as reflected in the changes in our outstanding accounts payable and accrued expenses. In addition, in connection with the establishment of FF Gene Biotech, we became obligated to contribute to FF Gene Biotech genetic sequencing and other equipment with a total cost of 60,000,000 renminbi, or RMB, over a three-year period. To date, we have purchased and contributed to FF Gene Biotech equipment with an aggregate fair value of $2.5 million, all of which was contributed in the third quarter of 2017, and as of March 31, 2018, 43,600,000 RMB (or approximately $6.9 million U.S. dollars) of our total contribution obligations remain to be satisfied. Depending on the performance of FF Gene Biotech, this joint venture may never produce sufficient revenue to us to recover these capital and other investments, and could cause our revenue to decrease if any of our direct customers in Asia choose to order genetic tests from FF Gene Biotech instead of from us, any of which could negatively affect our liquidity and cash flows. In addition, although we have in the past made cash distributions for tax and other purposes to the equity holders of our predecessor, we do not expect to use our cash make these or any other types of distributions or dividends in the foreseeable future.

We believe our existing cash, along with cash from our operations and proceeds from our equity financings, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Much of the losses we have incurred in certain prior periods were attributable to a variety of non-cash charges. As a result, in spite of the losses we recorded during these periods, cash provided by continuing operations has been mostly positive since 2015 and has significantly contributed to our ability to meet our liquidity needs, including paying for capital expenditures. Additionally, if our business grows and we are able to achieve increased efficiencies and economies of scale in line with this growth, we expect increased revenue levels would increase our ability to rely on cash from our operations to support our business in future periods, even if our expenses also increase as a result of the growth of our business. Based on these factors, we anticipate that cash from our operations will continue to play a meaningful role in our ability to meet our liquidity requirements and pursue our business plans and strategies in the next 12 months and in the longer term.

However, our expectations regarding the cash that may be provided by our operations and our cash needs in future periods could turn out to be wrong, in which case we may require additional financing to support our operations because we do not presently have any commitments for future capital. For instance, cash provided by our operations has in the past experienced fluctuations from period to period, which we expect may continue in the future. These fluctuations can occur because of a variety of factors, including, among others, the amount and timing of sales of billable tests, the prices we charge for our tests due to changes in product mix, customer mix, general price degradation for genetic tests or other factors, the rate and timing of our billing and collections cycles and the timing and amount of our commitments and other payments. Moreover, even if our liquidity expectations are correct, we may still seek to raise additional capital through securities offerings, credit facilities or other debt financings, asset sales or collaborations or licensing arrangements. Additional funding may not be available to us when needed, on acceptable terms or at all. If we raise funds by issuing equity securities, our existing stockholders could experience substantial dilution. Additionally, any preferred stock we issue could provide for rights, preferences or privileges senior to those of our common stock, and our issuance of any additional equity securities, or the possibility of such an issuance, could cause the market price of our common stock to decline. The terms of any debt securities we issue or borrowings we incur, if available, could impose significant restrictions on our operations, such as limitations on our ability to incur additional debt or issue additional equity or other restrictions that could adversely affect our ability to conduct our business, and would result in increased fixed payment obligations. If we seek to sell assets or enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms or relinquish or license to a third party our rights to important or valuable technologies or tests we may otherwise seek to develop ourselves. Moreover, we may incur substantial costs in pursuing future capital, including investment banking, legal and accounting fees, printing and distribution expenses and other similar costs. If we are not able to secure funding if and when needed and on reasonable terms, we may be forced to delay, reduce the scope of or eliminate one or more sales and marketing initiatives, research and development programs or other growth plans or strategies. In addition, we may be forced to work with a partner on one or more aspects of our tests or market development programs or initiatives, which could lower the economic value to us of these tests, programs or initiatives. Any such outcome could significantly harm our business, performance and prospects.

Cash Flows

The following table summarizes our cash flows for each of the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash (used in) provided by operations	$(1,291)	$1,508
Cash provided by (used in) investing activities	$51	$(1,870)
Cash provided by (used in) financing activities	$2	$(801)

Operating Activities

Cash used in operating activities in the first quarter of 2018 was $1.3 million. The difference between loss and cash used in operating activities for the period was primarily due to the effects of $545,000 in equity-based compensation expenses and $516,000 in the depreciation of assets, partially offset by $434,000 in deferred taxes. Cash used in operating activities decreased between periods primarily due to a $713,000 increase in accounts receivable mainly due to timing of collections from customers, a $125,000 increase in other current assets primarily due to an increase in prepaid income taxes, insurance, licenses and subscriptions, partially offset by the negative effect of a $218,000 increase in accounts payable due to timing of payments and $158,000 increase in accrued liabilities mainly related to payroll liabilities and deferred revenue. Cash provided by operating activities in the first quarter of 2017 was $1.5 million. The difference between net income and cash provided by operating activities for the period was primarily due to the effect of $565,000 in equity-based compensation charges and $412,000 in the depreciation of assets. Cash provided by operating activities increased between periods primarily due to a $919,000 increase in accrued liabilities mainly due to payroll liabilities, offset by the negative effect of a $343,000 increase in other current assets primarily due to an increase in prepaid insurance, licenses and subscriptions, a $241,000 decrease in accounts payable, and a $237,000 increase in accounts receivable from increased revenue.

Investing Activities

Cash provided by investing activities in the first quarter of 2018 was $51,000, which primarily related to maturity of $5.9 million marketable securities, and partially offset by purchase of $4.7 million marketable securities and purchase of $1.1 million fixed assets consisting mainly of medical laboratory equipment computer hardware and leasehold improvements. Cash used in investing activities in the first quarter of 2017 was $1.9 million, which primarily related to purchases of marketable securities.

Financing Activities

Cash provided by financing activities in the first quarter of 2018 was minimal. Cash used in financing activities in the first quarter of 2017 was $801,000, which represents payments of initial public offering costs.

Critical Accounting Policies and Use of Estimates

This discussion and analysis is based on our condensed consolidated financial statements included in this report, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP. The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates, judgments and assumptions and decisions that affect the reported amounts and related disclosures, including the selection of appropriate accounting principles and the assumptions on which to base accounting estimates. In making these estimates and assumptions and reaching these decisions, we apply judgment based on our understanding and analysis of the relevant circumstances, including historical data and experience available at the date of the consolidated financial statements, as well as various other factors management believes to be reasonable under the circumstances. Actual results could differ from our estimates. We are committed to incorporating accounting principles, assumptions and estimates that promote the representational faithfulness, verifiability, neutrality and transparency of the accounting information included in our consolidated financial statements.

Except as set forth below, there have been no significant changes to our critical accounting policies and estimates as described in the 2017 Annual Report.

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this report for information about recent accounting pronouncements.

Revenue Recognition

Adoption of ASC 606

On January 1, 2018 we adopted ASC 606, Revenue From Contracts With Customers (“ASC 606”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers which outlines a comprehensive new revenue recognition model designed to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The Company previously recognized revenue from third-party payors on a cash basis. Under the new revenue recognition standard, the Company recognizes revenue from third-party payors on an accrual basis at the time of delivery of genetic test results to these customers. This results in the Company’s recognition of revenue from these parties under the new standard earlier than it recognized revenue from these parties under the Company's prior revenue recognition.

Upon adopting the new standard on January 1, 2018, the Company recorded an adjustment of $327,000 to beginning accumulated deficit and accounts receivable, to reflect genetic tests previously delivered to third-party payors for which revenue was not recognized as of such date. For the first quarter 2018, the Company recorded $73,000 as revenue for genetic tests delivered to third-party payors through March 31, 2018.

The JOBS Act

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable to public companies that are not emerging growth companies. One of these reduced requirements is our eligibility for an extended transition period to comply with new or revised accounting standards applicable to public companies, although we have irrevocably chosen to “opt out” of this extended transition period and, as a result, we will comply with new or revised accounting standards as required when they are adopted. We will remain an emerging growth company until December 31, 2021, unless, before that date, our gross revenue exceeds $1.07 billion in any fiscal year, we issue more than $1.0 billion of non-convertible debt in any three-year period or the market value of our common stock held by non-affiliates exceeds $700.0 million as of the last business day of the second fiscal quarter of any fiscal year.

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

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

In the first quarter of 2018, we added and/or modified certain internal controls and processes in conjunction with adopting the new revenue recognition standard in January 2018 under the modified retrospective approach. These changes primarily relate to the implementation of accrual basis revenue recognition for revenue from third-party payors, including estimation and constraint of accrual estimates of revenue upon delivery of genetic test results to customers, and subsequent monitoring of cash collections to support re-estimation of revenue from third-party payors at each reporting period. There have not been any additional changes in our internal control (as required by Rule 13a-15(b) under the Exchange Act ) over financial reporting during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our results of operations have in the past experienced fluctuations from period to period, which we expect may continue in the future. These fluctuations can occur because of a variety of factors, including, among others, the amount and timing of sales of billable tests, the prices we charge for our tests due to changes in product, customer or payor mix, general price degradation for genetic tests or other competitive factors; the rate and timing of our billings and collections; and the timing and amount of our commitments and other payments, as well as the other risk factors discussed in this report. In addition, in certain prior periods, our results have been impacted by events that may not recur regularly, in the same amounts or at all in the future,. Moreover, our limited operating history makes it difficult to determine if fluctuations in our performance reflect seasonality or other trends or are the result of other factors or events. These fluctuations in our operating results may render period-to-period comparisons less meaningful, and investors should not rely on the results of any one period as an indicator of future performance. Additionally, these fluctuations in our operating results could cause our performance in any particular period to fall below the expectations of securities analysts or investors or guidance we have provided to the public, which could negatively affect the price of our common stock.

We have a history of losses, and we may not be able to achieve or sustain profitability.

We have a history of losses. Although we achieved profitability in the first three months and the first half of 2017, we have recorded losses   in all other periods since our inception. As a result, we may not be able to achieve profitability in any future period, and even if we can achieve profitability, we may not be able to sustain it. Further, we have generated limited revenue to date, and our historical revenue levels may not grow at historical rates or at all, and we may not be able to achieve or sustain profitability. We may incur additional losses in the future, particularly as we focus on investing in and growing our business and operations and experience related increases in expenses. Our prior losses and any future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital, which could negatively impact our operations and your investment in our company. Any failure to sustain or grow our revenue levels and achieve or maintain profitability would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.

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

In recent years, there have been numerous advances in the ability to analyze large amounts of genomic information and the role of genetics and gene variants in disease diagnosis and treatment. Our industry has been, and we believe will continue to be, characterized by rapid technological change, increasing amounts of data, frequent introductions of new genetic tests and evolving industry standards, all of which could make our tests obsolete if we are not able to enhance our technologies and tests faster and better than our competitors. We believe our future success will depend in part on our ability to keep pace with the evolving needs of our customers in a timely and cost-effective manner and to pursue new market opportunities that develop as a result of technological and scientific advances. If we are not able to keep pace with these advances and increased customer expectations that develop as a result of these advances, we may be unable to sustain or grow our business and our future operations and prospects could suffer.

Our mix of customers can fluctuate from period to period, and the loss of or a reduction in sales to any of our customers could materially harm our business.

The composition and concentration of our customer base can fluctuate from period to period, and in certain prior periods, a small number of customers has accounted for a significant portion of our revenue. Generally, we do not have long-term purchase agreements with any of our customers, including any key customers, and, as a result, any or all of them could decide at any time to decrease, delay or discontinue their orders from us. Although we believe some of these fluctuations in customer demand may be attributable in part to the nature of our business, in which our customers can experience significant volatility in their genetic testing demand from period to period in the ordinary course of their operations, these demand fluctuations, particularly for any key customers, can have a significant impact on our period-to-period performance regardless of their cause. In addition, the failure of any one of our customers or their payors to pay on a timely basis would negatively impact our results and cash flows. Our ability to maintain or increase sales to our existing customers depends on a variety of factors, including the other risk factors discussed in this report, many of which are beyond our control. Because of these and other factors, sales to any of our customers, including any key customers, may not continue in the amounts or at the rates as they have in the past, and such sales may never reach or exceed historical levels in any future period. The loss of any of our customers, or a reduction in orders or difficulties collecting payments for tests ordered by any of them, could significantly reduce our revenue and adversely affect our operating results.

If we are not able to grow and diversify our customer base and increase demand for our tests from existing and new customers, our potential for growth could be limited.

To achieve our desired revenue growth, we must increase test volume by further penetrating our existing hospital and medical institution customers. In addition, we must grow our customer base beyond hospitals and medical institutions and into additional customer groups, such as individual physicians, other practitioners and research institutions. To this end, we are making efforts to diversify our customer market, including building relationships with research institutions and other similar institutional customers, a national clinical laboratory, regional medical networks and various other organizations to facilitate access to physicians, practitioners and other new customer groups, including certain U.S. government agencies. We are also pursuing relationships with payors, including Medicare, some state Medicaid programs and commercial payors, in an effort to obtain coverage and reimbursement for our tests to make them accessible to more individual physicians. Generally, when we establish these new customer relationships, we agree with the applicable payor, laboratory or other customer to provide certain of our tests at negotiated rates, but, subject to limited exceptions, none of these relationships obligate any party to order our tests at any agreed volume or frequency or at all. Further, any relationships we may develop with any government agencies are subject to unique risks associated with government contracts, including cancellation if adequate appropriations for subsequent performance periods are not made and modification or termination at the government’s convenience and without prior notice. As a result, our efforts to pursue these or other new customer markets could fail, and even if we are able to develop relationships with new customers in these or any other new customer groups, these relationships may not lead to meaningful or any increases in our customer base, the number of billable tests we deliver or our revenue, and may not improve our ability to achieve or sustain profitability.

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

•	our investments in our sales and marketing functions, including our efforts to increase and restructure our sales force and re-focus and expand our marketing initiatives and strategies, may fail;
•	we may be unsuccessful in convincing customers of the benefits of our broad and customizable test menu;
•	genetic testing is expensive and many existing and potential new customers may be sensitive to pricing, particularly if we are not able to maintain low prices relative to our competitors;
•	potential new customers, particularly individual physicians and other practitioners, may not adopt our tests if coverage and adequate reimbursement are not available;
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

With the development of NGS, the clinical genetic testing market has become increasingly competitive, and we expect this competition to intensify further in the future. We face competition from a variety of sources, including, among others, dozens of companies focused on molecular genetic testing services, such as specialty and reference laboratories that offer traditional single-gene and multi-gene tests, as well as established and emerging healthcare, information technology and service companies that may develop and sell competitive products or services, which may include informatics, analysis, integrated genetic tools and services for health and wellness.

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

Many of our existing and potential future competitors have longer operating histories, larger customer bases, more expansive brand recognition and deeper market penetration, substantially greater financial, technological and research and development resources and selling and marketing capabilities, and considerably more experience dealing with third-party payors. As a result, they may be able to respond more quickly to changes in customer requirements or preferences, develop faster, better and more expansive advancements for their technologies and tests, create and implement more successful strategies for the promotion and sale of their tests, obtain more favorable results from third-party payors regarding coverage and reimbursement for their offerings, adopt more aggressive pricing policies for their tests, secure supplies from vendors on more favorable terms or devote substantially more resources to infrastructure and systems development. We may not be able to compete effectively against these organizations.

Additionally, increased competition and cost-saving initiatives on the part of government entities and other third-party payors could result in downward pressure on the price for genetic analysis and interpretation generally, which could harm our revenue levels and sales volume and our ability to gain market share. This downward pricing pressure could intensify in future periods if adoption of genetic testing becomes more widespread, and we may not be able to maintain acceptable margins on our sales if we are forced to reduce prices for our tests to try to remain competitive, especially if we are also experiencing increasing expenses as we make efforts to grow our business or otherwise meet customer demands. The occurrence of these risks could materially harm our ability to achieve or sustain profitability. In addition, competitors may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies if and as use of NGS for clinical diagnosis and preventative care increases. Further, companies or governments that effectively control access to genetic testing through umbrella contracts or regional preferences could promote our competitors or prevent us from performing certain tests in certain territories. If we are unable to compete successfully against current and future competitors for these or any other reasons, we may be unable to increase market acceptance and sales volume of our tests, which could prevent us from maintaining or increasing our revenue levels or achieving or sustaining profitability or could otherwise negatively affect our performance.

Our level of commercial success will depend in part on our ability to generate and grow sales with our sales and marketing team, strategies and partnerships, and we may be unsuccessful in these efforts.

We have limited experience marketing our tests, which we began selling in 2013. We may not be able to market or sell our existing tests or any tests we may develop in the future in order to drive demand sufficiently to support our desired growth. We currently sell our tests through a small internal sales force and a number of contractors who serve as independent sales representatives. Although we have made efforts to enhance and improve our internal sales department, it remains significantly smaller than many of our competitors’ sales teams. We have historically relied significantly on organic growth and word-of-mouth among our customers to generate interest in our tests, but our ability to rely on this type of interest in future periods is uncertain.

We believe our ability to maintain and grow sales volume in the future will depend in large part on our ability to further develop our sales team and create and implement effective sales and marketing strategies. We have been focused on these objectives and have taken steps to pursue them in recent periods, including hiring new key members and restructuring the organization of our sales and marketing team, re-focusing our sales and marketing initiatives and strategies and increasing the overall scope of our marketing activities. These efforts have required and will continue to involve significant time and expense. Moreover, these efforts may be unsuccessful. For instance, we may not be able to attract and hire the qualified personnel we need to grow or otherwise improve our sales and marketing team as quickly or as successfully as we would like for various reasons, including intense competition in our industry for qualified personnel and our relative lack of experience selling and marketing our tests. Even if we are able to further develop our sales and marketing team and strategy, we have limited experience managing such a team and it may not be successful in growing our customer base or increasing order volumes from our existing customers. Further, our reliance on independent sales representatives subjects us to risks, as we have very little control over their activities and they are generally free to market and sell other, potentially competing, products. As a result, these independent sales representatives could devote insufficient time or resources to marketing and selling our tests, could market them in an ineffective manner or could otherwise be unsuccessful in selling adequate or expected quantities of our tests.

In addition, our future sales levels will depend in large part on the effectiveness of our sales and marketing strategies, including our ability to expand our brand awareness by providing education about the benefits and full scale of our offering to the medical community in general and to our targeted geographic and customer markets. We also intend to continue to pursue targeted marketing initiatives, including working with medical professional societies to promote awareness of the benefits of our tests and genetic testing in general, pursuing or supporting scientific studies of our tests and publication of results in medical or scientific journals and making presentations at medical, scientific or industry conferences and trade shows. We have limited experience with this type of activity and we may not be successful in implementing these initiatives or other marketing strategies we may develop and pursue. If we are not able to drive sufficient revenue using our sales and marketing strategies to support our planned growth, our business and results of operations would be negatively affected.

Our sales and marketing strategies also include a continued focus on growing our international sales and customer base, which we plan to pursue through our direct sales team, a number of independent contractor sales representatives, and, if opportunities arise, by engaging distributors or establishing other types of arrangements, such as joint ventures or other relationships, to manage or assist with sales, logistics, education or customer support in certain territories. To this end, we have worked with Xi Long USA, Inc., or Xi Long, a large stockholder of our company, to form a joint venture in the second quarter of 2017, which we refer to as FF Gene Biotech, to offer genetic testing to customers in the People’s Republic of China, or PRC. Although we believe this joint venture could result in expanded long-term opportunities to address the genetic testing market in Asia, these expectations could turn out to be wrong and we may never realize the benefits we anticipate from this joint venture. Although it may become necessary to identify, qualify and engage other commercial partners or distributors with local industry experience and knowledge in order to effectively market and sell our tests outside the United States, we have not established any such relationships to cover any non-U.S. territories except for this joint venture in the PRC. As a result, we may not be successful in finding, attracting and retaining qualified distributors or other commercial partners or we may not be able to enter into arrangements covering desired territories on favorable terms. In addition, sales practices utilized by distributors or other commercial partners that are locally acceptable may not comply with sales practices or standards required under U.S. laws that apply to us, which could subject us to additional compliance risks. If our sales and marketing efforts outside the United States are not successful, we may not achieve significant acceptance for our tests in international markets, which could materially and adversely impact our business operations.

We will need to invest in and expand our infrastructure and hire additional skilled personnel in order to support our desired growth, and our failure to effectively manage any future growth could jeopardize our business.

To increase the volume of tests we offer and deliver, we must invest in our infrastructure, including our testing capacity and information systems, enterprise software systems, customer service, billing and collections systems and processes and internal quality assurance programs. We will also need to invest in our workforce by hiring additional skilled personnel, including biostatisticians, geneticists, software engineers, laboratory directors and specialists, sales and marketing experts and other scientific, technical and managerial personnel to market, process, interpret and validate the quality of results of our genetic tests and otherwise manage our operations. For example, before we deliver a report for any of our genetic tests, the results summarized in the report must be reviewed and approved by a licensed and qualified laboratory director. We currently have two such laboratory directors with all of the required licenses, including Dr. Han Lin Gao, who conduct this review and approval for each test we deliver. We are in the process of licensing additional laboratory directors to assist Dr. Gao, and we may need to hire more licensed laboratory directors in the future to further scale our business. If we fail to hire additional qualified personnel or otherwise develop our infrastructure sufficiently in advance of demand or if we fail to generate demand commensurate with our level of investment in our infrastructure, our business, prospects, financial condition and results of operations could be adversely affected. Additionally, although we do not presently have plans to acquire new or expand our existing laboratory space, we may need to do so in the future if our test volume increases, and any need to obtain an additional facility or replace our existing facility with a larger one could involve significant costs and challenges.

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

Since starting our genetic testing business, we have been focused primarily on providing our tests to hospitals and medical institutions. These customers typically pay for the cost of our tests using funds reimbursed in connection with a patient’s diagnosis related group, or DRG. However, our ability to collect payment for the tests we deliver to our hospital and medical institution customers, as well as to other types of customers, is subject to a number of risks, many of which are not within our control. These risks include the potential for default or bankruptcy by the party responsible for payment and other risks associated with payment collection generally. Further, healthcare policy changes that influence the way healthcare is financed or other changes in the market that impact payment rates by institutional or non-institutional customers could affect our collection rates. For example, because reimbursement under a DRG is typically provided at a fixed amount intended to cover all services provided to the patient, the cost of our tests may be viewed to limit the profitability of the billing institution. If we are unable to convince hospitals and medical institutions of the value and benefit provided by our tests, or if the amount reimbursed under these DRG codes is decreased, these customers may slow, or stop altogether, their purchases of our tests. Moreover, our ability to collect payment for our tests in a timely manner or at all may decline to the extent we expand our business into new customer groups, including individual physicians and other practitioners, from which collection rates are often significantly lower than hospitals and medical institutions and which involve substantial additional risks that are discussed in these risk factors below. Any inability to maintain our past payment collection levels could cause our revenue and ability to achieve profitability to decline.

If third-party payors do not provide coverage and adequate reimbursement for our tests, our potential for growth could be limited.

Coverage and reimbursement by third-party payors, including managed care organizations, private health insurers and government healthcare programs, such as Medicare and Medicaid, for the types of genetic tests we perform can be limited and uncertain. Although our existing customer base consists primarily of hospitals and medical institutions, from which we typically receive direct payment for ordered tests, we believe our potential for future growth is dependent on our ability to attract new customer groups, including individual physicians and other practitioners. These practitioners may not order our tests unless third-party payors cover and provide adequate reimbursement for a substantial portion of the price of the tests. If we are not able to obtain coverage and an acceptable level of reimbursement for our tests from third-party payors, there would typically be a greater co-insurance or co-payment requirement from the patient for whom the test is ordered or the patient may be forced to pay the entire cost of the test out-of-pocket, which could dissuade practitioners from ordering our tests and, if ordered, could result in a delay in or decreased likelihood of collecting payment, whether from patients or from third-party payors. We believe our ability to increase the number of tests we sell and our revenue will depend in part on our ability to achieve broad coverage and reimbursement for our tests from third-party payors.

Coverage and reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that a test is appropriate, medically necessary and cost-effective. Each payor makes its own decision as to whether to establish a policy or enter into a contract to cover our tests and the amount it will reimburse for each test, and any determination by a payor regarding coverage and amount of reimbursement for our tests would likely be made on an indication-by-indication basis. In addition, the coding procedure used by all third-party payors with respect to establishing payment rates for various procedures, including our tests, is complex, does not currently adapt well to the genetic tests we perform and may not enable coverage and adequate reimbursement rates for our tests. Additionally, if we are not able to obtain sufficient clinical information in support of our tests, third-party payors could designate our tests as experimental or investigational and decline to cover and reimburse our tests because of this designation. As a result of these factors, obtaining approvals from third-party payors to cover our tests and establishing adequate reimbursement levels is an unpredictable, challenging, time-consuming and costly process, and we may never be successful.

To date, we have contracted directly with a regional physician services organization and a national health insurance company to become an in-network provider and enrolled as a supplier in the Medicare program and some state Medicaid programs, and we have also received payment for our tests from other third-party payors as an out-of-network provider. Although becoming an in-network provider or enrolling as a supplier means that we have agreed with these payors to provide certain of our tests at negotiated rates, it does not obligate any physicians or other practitioners to order our tests or guarantee that we will receive reimbursement for our tests from these or any other payors at adequate levels. As a result, these payor relationships, any other similar relationships we may establish in the future, or any additional payments we may receive from other payors as an out-of-network provider, may not amount to acceptable levels of reimbursement for our tests or meaningful or any increases in our physician customer base or the number of billable tests we sell to physicians. We expect to focus on increasing coverage and reimbursement for our current tests and any future tests we may develop, but we cannot predict whether, under what circumstances, or at what payment levels payors will cover and reimburse for our tests. Further, even if we are successful, we believe it could take several years to achieve coverage and adequate contracted reimbursement with third-party payors. If we fail to establish and maintain broad coverage and reimbursement for our tests, our ability to maintain or grow our test volume, customer base, collectability rates and revenue levels could be limited and our future prospects and our business could suffer.

We may not be successful in developing and marketing new tests, which could negatively impact our performance and prospects.

We believe our future success will depend in part on our ability to continue to expand our test offering and develop and sell new tests. We may not be successful in launching or marketing any new tests we may develop, and, even if we are successful, the demand for our other tests could decrease or may not continue to increase at historical rates due to sales of the new tests. Our pipeline of new tests is in various stages of development and will be time-consuming and costly to fully develop and introduce, as development and marketing of new tests requires us to conduct research and development activities regarding the new tests and to further scale our laboratory processes and infrastructure to be able to analyze increasing amounts of more diverse data. Further, we may be unable to discover or develop and launch new tests for a variety of reasons, including failure of any proposed test to perform as expected, lack of validation or reference data for the test or failure to demonstrate the utility of the test. Further, any new test we are able to discover and develop may not be launched in a timely manner, meet applicable regulatory standards, successfully compete with other technologies and available tests, avoid infringing the proprietary rights of others, achieve coverage and adequate reimbursement from third-party payors, be capable of performance at commercial levels and at reasonable costs, be successfully marketed or achieve sufficient market acceptance for us to recoup our time and capital investment in the development of the test. Any failure to successfully develop, market and sell new tests could negatively impact our ability to attract and retain customers and our revenue and prospects.

We are exposed to additional business, regulatory, political, operational, financial and economic risks related to our international operations.

Our existing customer base includes international customers from a variety of geographic markets. In addition, we have established FF Gene Biotech to offer genetic testing to customers in the PRC. As part of our strategy, we aim to increase our volume of direct sales to international customers in a variety of markets by conducting targeted marketing outreach activities and, if opportunities arise, engaging distributors or establishing other types of arrangements, such as joint ventures or other relationships. However, we may never be successful in achieving these objectives, and even if we are successful, these strategies may not result in meaningful or any increases in our customer base, test volumes or revenue.

Doing business internationally involves a number of risks, including, among others:

•

compliance with the laws and regulations of multiple jurisdictions, which may be conflicting or subject to increasing stringency or other changes, including privacy regulations, tax laws, employment laws, healthcare regulatory requirements and other related approvals, including permitting and licensing requirements;

•

logistics associated with the shipment of blood or other tissue specimens, including infrastructure conditions, transportation delays and the impact of U.S. and local laws and regulations, such as export and import restrictions, tariffs or other charges and other trade barriers, all of which involve increased uncertainty following the results of the 2016 U.S. presidential election and the trade policies of the current administration, which may threaten existing and proposed trade agreements and impose more restrictive U.S. export-import regulations that impact our business;

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

•	challenges predicting the market for genetic testing generally and tailoring our test menu to meet varying customer expectations in different countries and territories;
•	difficulties gaining market share in territories in which we do not have a strong physical presence or brand awareness;
•	complexities and difficulties obtaining protection for and enforcing our intellectual property rights;
•	difficulties in staffing and managing foreign operations;
•	complexities associated with managing multiple payor coverage and reimbursement regimes, government payors or patient self-pay systems;
•	financial risks, such as longer payment cycles, difficulty collecting accounts receivable and the impact of local and regional financial conditions on demand and payment for our tests;
•

exposure to foreign currency exchange rate fluctuations, including increased risk with respect to the Canadian dollar after we recently started billing certain of our Canadian hospital customers in their local currency and with respect to the renminbi, or RMB, related to revenue received under our agreements with FF Gene Biotech;

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

In addition, we are exposed to a number of additional risks and challenges related to our efforts to access customers in the PRC with the formation of FF Gene Biotech. These risks include, among others, difficulties predicting the market for genetic testing in Asia; competitive factors in this market, including challenges securing market share; local differences in customer demands and preferences and regulatory requirements; our lack of control over FF Gene Biotech due to our non-majority ownership interest; and many of the other risks of doing business internationally that are discussed above. Further, we could experience declines in our direct sales to, and revenue from, customers in Asia if any of these customers choose to order genetic tests from FF Gene Biotech instead of from us. As a result of these risks, although we believe FF Gene Biotech could result in expanded long-term opportunities to address the genetic testing market in Asia, this belief could turn out to be wrong and we may never realize these or any other benefits we anticipate from this joint venture. Moreover, FF Gene Biotech or any other joint venture we may seek to establish may never produce sufficient revenue to us to recover our capital and other investments in the joint venture, and we could become subject to liabilities based on our involvement in the joint venture’s operations. The materialization of any of these risks related to FF Gene Biotech could materially harm our performance and prospects.

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

Further, if we need to move to a different facility or obtain additional laboratory space, we may have difficulty locating suitable space in a timely manner, on reasonable terms or at all, and even if acceptable space was available, it would be challenging, time-consuming and expensive to obtain or transfer the licensure and accreditation required for a commercial laboratory like ours and the equipment we use to perform our tests. These challenges could be amplified if we or our joint ventures or other commercial partners seek to procure and maintain laboratory space outside the United States as we pursue international expansion. If we are unable to obtain or are delayed in obtaining new laboratory space as needed, we may not be able to provide our existing tests or develop and launch new tests, which could result in harm to our business, reputation, financial condition and results of operations.

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

Billing for our tests is complex, time-consuming and expensive. Depending on the billing arrangement and applicable law, we bill various different parties for our tests, including customers directly in the case of our hospital and medical institution customers, as well as Medicare, Medicaid, insurance companies and patients, all of which may have different billing requirements. We may face increased risk in our collection efforts due to the complexities of these billing requirements, including long collection cycles and lower collection rates, which could adversely affect our business, results of operations and financial condition.

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

We are developing internal systems and procedures to handle these billing and collections functions and we have engaged a third party to assist with some of these functions, but we will need to make significant efforts and expend substantial resources to further develop our systems and procedures to handle these aspects of our business, which could become increasingly important as we focus on increasing test volumes from non-hospital and medical institution customer groups and establishing coverage and reimbursement policies with third-party payors. As a result, these billing complexities, along with the related uncertainty in obtaining payment for our tests, could negatively affect our revenue and cash flow, our ability to achieve or sustain profitability and the consistency and comparability of our results of operations. In addition, if claims for our tests are not submitted to payors on a timely basis, or if we are required to switch to a different provider to handle our processing and collections functions, our revenue and our business could be adversely affected.

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

In the ordinary course of our business, we generate, collect and store sensitive data, including protected health information, or PHI, personally identifiable information, intellectual property and proprietary and other business-critical information, such as research and development data, commercial data and other business and financial information. We manage and maintain the data we generate, collect and store utilizing a combination of on-site systems and managed data center systems. We also communicate sensitive patient data when we deliver reports summarizing test results to our customers, which we deliver via our online encrypted web portal, encrypted email or fax or overnight courier. We face a number of risks related to protecting this information, including loss of access, unauthorized modification or inappropriate disclosure.

The secure processing, storage, maintenance and transmission of this information are vital to our operations and business strategy, and we devote significant resources to protecting the confidentiality and integrity of this information. Although we have implemented security measures and other controls designed to protect sensitive information from unauthorized access, use or disclosure, our information technology and infrastructure could fail, be inadequate or vulnerable to attacks by hackers or viruses or be breached due to employee error, malfeasance or other disruptions. A breach or interruption could compromise our information systems and the information we store could be accessed by unauthorized parties, manipulated, publicly disclosed, lost or stolen. Any such unauthorized access, manipulation, disclosure or other loss of information could result in legal claims or proceedings and could result in liability or penalties under federal, state or foreign laws that protect the privacy of personal information, discussed below under “—We are subject to broad legal requirements regarding the information we test and analyze, and any failure to comply with these requirements could result in harsh penalties, damage our reputation and materially harm our business.” Additionally, unauthorized access, manipulation, loss or dissemination could significantly damage our reputation and disrupt our operations, including our ability to perform our tests, analyze and provide test results, bill customers or other payors, process claims for reimbursement, provide customer service, conduct research and development activities, collect, process, and prepare company financial information, conduct education and outreach activities and manage the administrative aspects of our operations, as described further below under “—We depend on our information technology systems, and any failure of these systems, due to hardware or software malfunctions, delays in operation, failures to implement new or enhanced systems or cybersecurity breaches, could harm our business.” The occurrence of any of these risks could materially adversely affect our business.

The loss of any member of our senior management team could adversely affect our business.

Our success depends in large part on the skills, experience and performance of our executive management team and others in key leadership positions, especially Ming Hsieh, our founder, Chief Executive Officer and Chairman of our board of directors, and Dr. Gao, our Chief Scientific Officer and Laboratory Director. The continued efforts of these persons will be critical to us as we continue to develop our technologies and test processes and focus on growing our business. If we lose one or more key executives, we could experience difficulties maintaining our operations, including the ability to deliver reports to customers after review and approval by a licensed and qualified laboratory director, competing effectively, advancing our technologies, developing new tests and implementing our business strategies. All of our executives and employees, including Mr. Hsieh and Dr. Gao, are at-will, which means either we or the executive or employee may terminate their employment at any time. We do not carry key man insurance for any of our executives or other employees. In addition, we do not have long-term retention agreements in place with any of our executives or key employees.

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

We may acquire businesses or assets, form joint ventures, make investments in other companies or technologies or establish other strategic relationships, any of which could harm our operating results, dilute our stockholders’ ownership or cause us to incur debt or significant expense.

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

To finance any acquisitions, investments, joint ventures or other strategic relationships, we may seek to raise additional funds through securities offerings, credit facilities, asset sales or collaborations or licensing arrangements. Each of these methods of fundraising is subject to a variety of risks, including those discussed above under “—Any inability to obtain additional capital when needed and on acceptable terms may limit our ability to execute our business plans.” Further, additional funds from capital-raising transactions may not be available when needed, on acceptable terms or at all. Any inability to fund any acquisitions, investments or strategic relationships we pursue could cause us to forfeit opportunities we believe are promising or valuable, which could harm our prospects.

We depend on our information technology systems and any failure of these systems, due to hardware or software malfunctions, delays in operation, failures to implement new or enhanced systems or cybersecurity breaches, could harm our business.

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

The laws and regulations governing the marketing of diagnostic products are evolving, extremely complex and in many instances, there are no significant regulatory or judicial interpretations of these laws and regulations. Pursuant to its authority under the federal Food, Drug, and Cosmetic Act, or FDC Act, the FDA has jurisdiction over medical devices, including potentially our tests. Among other things, pursuant to the FDC Act and its implementing regulations, the FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, premarket clearance or approval, marketing and promotion, and sales and distribution of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In addition, the FDA regulates the import and export of medical devices.

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

Our business is subject to federal and state laws that protect the privacy and security of personal health information, including the federal Health Insurance Portability and Accountability Act of 1986, or HIPAA, the federal Health Information Technology for Economic and Clinical Health Act, or HITECH, and similar state laws, as well as numerous other federal, state and foreign laws, including consumer protection laws and regulations, that govern the collection, dissemination, use, access to, confidentiality and security of patient health information. In addition, new laws and regulations that further protect the privacy and security of medical records or medical information are regularly considered by federal and state governments. Further, with the recent increase in publicity regarding data breaches resulting in improper dissemination of consumer information, federal and state governments have passed or are considering laws regulating the actions that a business must take if it experiences a data breach, such as prompt disclosure to affected customers. The Federal Trade Commission and states’ Attorneys General have also brought enforcement actions and prosecuted some data breach cases as unfair and/or deceptive acts or practices under the Federal Trade Commission Act. In addition to data breach notification laws, some states have enacted statutes and rules requiring businesses to reasonably protect certain types of personal information they hold or to otherwise comply with certain specified data security requirements for personal information. We intend to continue to comprehensively protect all personal information and to comply with all applicable laws regarding the protection of such information.

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

•

HIPAA and HITECH, which establish comprehensive federal standards with respect to the privacy and security of PHI, and requirements for the use of certain standardized electronic transactions with respect to transmission of such information, as well as similar laws protecting other types of personal information;

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

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent these rights are effectively maintained as confidential. We expect to rely primarily on trade secret and contractual protections for our confidential and proprietary information and we have taken security measures we believe are appropriate to protect this information. These measures, however, may not provide adequate protection for our trade secrets, know-how or other confidential information. We seek to protect our proprietary information by, among other things, entering into confidentiality agreements with employees, consultants and other third parties. These confidentiality agreements may not sufficiently safeguard our trade secrets and other confidential information and may not provide adequate remedies in the event of unauthorized use or disclosure of this information. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret or other proprietary information could be difficult, expensive and time-consuming and the outcome could be unpredictable. In addition, trade secrets or other confidential information could otherwise become known or be independently developed by others in a manner that could prevent legal recourse by us. If any of our trade secrets or other confidential or proprietary information were disclosed or misappropriated or if any such information was independently developed by a competitor, our competitive position could be harmed and our business could suffer.

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

We became a public company upon completing the initial public offering of our common stock in the third quarter of 2016. As a public company, we are experiencing significant additional demands that we did not experience as a private company. For example, the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley Act, and related and other rules implemented by the SEC and the Nasdaq Stock Market, or Nasdaq, impose a number of requirements on public companies that are not applicable to private companies, including with respect to corporate governance practices. For instance, as a result of becoming a public company, a majority of our directors are required to be independent and we are required to maintain audit and compensation committees comprised solely of independent directors, maintain a variety of corporate governance policies, maintain policies regarding internal and disclosure controls and procedures and prepare reports on our internal control over financial reporting. Further, the SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance, including pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, enacted in July 2010. There are significant corporate governance and executive compensation-related disclosure and other provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas.

Moreover, compliance with the rules and regulations applicable to public companies has increased our legal, accounting and financial compliance costs. For instance, we have hired additional personnel for, and devoted more resources to, our financial reporting functions, systems and procedures since becoming a public company, and these needs will increase if our operations grow. Any transition of accounting systems in response to any such growth or otherwise can be expensive and can result in delays in our ability to process and report transactions in a timely manner. In addition, our management and other personnel will need to continue to devote significant attention to maintaining compliance with our obligations as a public company, which is time-consuming and expensive. If these requirements divert the attention of management and other personnel from other aspects of our operations or if they require substantial costs, our business, financial condition and results of operations could be adversely affected. We also expect that, as a public company, it will be more expensive for us to attract and compensate qualified directors and officers and secure adequate director and officer liability insurance at a reasonable cost to us.

If we are unable to maintain effective internal control over financial reporting, investors could lose confidence in the accuracy and completeness of our reported financial information and the market price of our common stock could decline.

As a public company, we are required to maintain internal control over financial reporting and report any material weaknesses in these internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and annually provide a management report on these internal controls. Although we have implemented systems, processes and controls and performed this evaluation as of the end of 2017, we will need to maintain and enhance them if and as we grow and, we may need to hire additional personnel and devote more resources to our financial reporting function in order to do so.

If we identify one or more material weaknesses during the process of annually evaluating our internal controls, we may not detect errors on a timely basis and our financial statements may be materially misstated. In addition, in that event, our management would be unable to conclude that our internal control over financial reporting is effective. Further, when we are no longer an emerging growth company or smaller reporting company, as described in the risk factors below, our independent registered public accounting firm will be required to issue an attestation report on the effectiveness of our internal control over financial reporting. When that occurs, our independent registered public accounting firm may conclude that there are material weaknesses in our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed even if our management concludes that our internal control over financial reporting is effective.

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

After becoming a public company, we are subject to the periodic reporting and other requirements of the Exchange Act. We have implemented disclosure controls and procedures designed to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. However, any disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. As a result, because of these inherent limitations in our control system, misstatements or omissions due to error or fraud may occur and may not be detected, which could result in failures to file required reports in a timely manner and filing reports containing incorrect information. Any of these outcomes could result in SEC enforcement actions, monetary fines or other penalties, damage to our reputation and harm to our financial condition and stock price.

We may elect to comply with reduced public company reporting requirements available to us because we are an emerging growth company and a smaller reporting company, which could make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or JOBS Act, and we will remain an emerging growth company until December 31, 2021, unless, before that date, our gross revenue exceeds $1.07 billion in any fiscal year, we issue more than $1.0 billion of non-convertible debt in any three-year period or the market value of our common stock held by non-affiliates exceeds $700.0 million as of the last business day of the second fiscal quarter of any fiscal year. In addition, beginning in 2018, we are a smaller reporting company, as defined in applicable SEC rules, and we will remain a smaller reporting company until the market value of our common stock held by non-affiliates equals or exceeds $75.0 million as of the last business day of the second fiscal quarter of our current fiscal year or any future fiscal year. As an emerging growth company and a smaller reporting company, we are eligible for exemptions from certain reporting requirements applicable to other public companies, including an exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced financial statement and other financial disclosure requirements in registration statements and periodic reports we file, reduced disclosure obligations regarding executive compensation and, so long as we remain an emerging growth company, exemption from the requirements to hold non-binding advisory votes on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved. We have relied on many of these exemptions in our registration statements and periodic reports to date, and investors may find our common stock less attractive if we choose to continue to rely on these exemptions, in which case there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the Securities Act of 1933, as amended, or Securities Act, emerging growth companies can elect to delay adoption of new or revised accounting standards until those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, as a result, we are subject to the same new or revised accounting standards at the same time as other public companies that are not emerging growth companies.

Common Stock Risks

An active, liquid trading market for our common stock may never develop, which could make it difficult for stockholders to sell their shares of our common stock.

Before completing our initial public offering in the third quarter of 2016, no public market for our common stock existed. An active trading market for our common stock may never develop, or if developed, may not be sustained. Further, Mr. Hsieh, our founder, Chief Executive Officer and Chairman of our board of directors, beneficially owns close to half of our outstanding voting equity. As a result, fewer shares are actively traded in the public market, which reduces the liquidity of our common stock. The lack of an active trading market could impair our stockholders’ ability to sell their shares at the desired time or at a price considered reasonable. Further, an inactive trading market may impair our ability to raise capital by selling shares of our common stock in the future, and may impair our ability to enter into strategic relationships or acquire companies or technologies using shares of our common stock as consideration.

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

Our executive officers, directors, beneficial owners of 5% or more of our outstanding voting equity and their respective affiliates collectively beneficially own the substantial majority of our outstanding voting equity, and of this, Mr. Hsieh, our founder, Chief Executive Officer and Chairman of our board of directors, by himself beneficially owns close to half of our outstanding voting equity. As a result, these stockholders have the ability to control matters submitted to our stockholders for approval, including elections of directors, amendments to our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers to acquire our common stock that some of our stockholders feel are in their best interests, as the interests of these stockholders may not coincide with the interests of our other stockholders and they may act in a manner that advances their best interests and not necessarily those of all of our stockholders. Further, this concentration of ownership could adversely affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could cause the price of our common stock to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. Any such sales, or the perception in the market that sales are pending or could occur, could reduce the market price of our common stock. All of the outstanding shares of our common stock are freely tradable without restriction in the public market, subject to certain volume and manner of sale limitations applicable to shares held by our affiliates, as that term is defined in the Securities Act. In addition, subject to similar limitations and any other applicable legal and contractual limitations, all of the shares of our common stock subject to outstanding equity-based awards or reserved for issuance pursuant to such awards we may grant in the future are registered under the Securities Act or are otherwise eligible under applicable securities laws for free trading in the public market upon their issuance. Moreover, after May 16, 2019, Xi Long, a large stockholder of our company, has the right, subject to certain conditions, to include its shares in registration statements we may file for ourselves or other stockholders and to require us to file registration statements covering its shares.

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

We currently anticipate that we will retain any future earnings to finance the continued development, operation and expansion of our business. As a result, we do not anticipate declaring or paying any cash dividends or other distributions in the foreseeable future. Further, if we were to enter into a credit facility or issue debt securities or preferred stock in the future, we may become contractually restricted from paying dividends. If we do not pay dividends, our common stock may be less valuable because stockholders must rely on sales of their common stock after price appreciation, which may never occur, to realize any gains on their investment.

If securities or industry analysts do not publish research or reports about our business or if they issue an adverse or misleading opinion regarding our common stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. We have only recently obtained research coverage by securities and industry analysts, and if one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which could cause the price and trading volume of our common stock to decline. Further, if any of these analysts issues an adverse or misleading opinion regarding us, our business model, our industry or our stock performance or if our operating results fail to meet analyst expectations, the price of our common stock could also decline.

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

Pursuant to our certificate of incorporation, our board of directors is authorized to issue up to 1,000,000 shares of preferred stock without any action by our stockholders. Our board of directors also has the power, without stockholder approval, to set the terms of any series of preferred stock that may be issued, among others, including voting rights, dividend rights and preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up. If we issue preferred stock in the future that has preferences over our common stock with respect to payment of dividends or upon a liquidation, dissolution or winding up, or if we issue preferred stock that is convertible into our common stock at greater than a one-to-one ratio, the voting and other rights of the holders of our common stock and the market price of our common stock could be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

On October 4, 2016, we completed the initial public offering of our common stock, or IPO, in which we issued and sold an aggregate of 4,830,000 shares of common stock (including 630,000 shares issued and sold on October 7, 2016 pursuant to the underwriters’ exercise in full of their option to purchase additional shares) at a public offering price of $9.00 per share. We received net proceeds from the IPO of approximately $36.0 million, after deducting underwriting discounts and commissions and offering expenses paid or payable by us of approximately $4.4 million. The shares issued and sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-213469), as amended, and the final prospectus dated September 28, 2016 included in such registration statement, or the Prospectus.

To date, we have used $3.7 million of the net proceeds from the IPO, of which, $2.5 million was used for contributions to our joint venture, FF Gene Biotech, made during the third quarter of 2017 in partial satisfaction of our contribution obligations under the cooperation agreement for the joint venture, and $1.2 million to fund the Company’s operations. All other net proceeds from the IPO are invested in short-term, investment-grade, interest-bearing securities, such as money market accounts, certificates of deposit, commercial paper and guaranteed obligations of the U.S. government. There has been no material change in the planned use of proceeds from the IPO from that described in the Prospectus.

Item 6. Exhibits.

The information required by this Item 6 is set forth on the Exhibit Index that immediately precedes the signature page to this report and is incorporated herein by reference.

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

FULGENT GENETICS, INC.

Date: May 14, 2018	By:	/s/ Ming Hsieh
Ming Hsieh
President, Chief Executive Officer (principal executive officer)

Date: May 14, 2018	By:	/s/ Paul Kim
Paul Kim
Chief Financial Officer (principal financial and accounting officer)