Form 10-Q
period 2018-06-30
Fulgent Genetics, Inc.
filed 2018-08-13
CIK 1674930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 1, 2018, there were 18,019,499 outstanding shares of the registrant’s common stock.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FULGENT GENETICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value data)

(unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$3,654	$6,490
Marketable securities	26,949	19,994
Trade accounts receivable, net of allowance for doubtful accounts of $516 and $287, as of June 30, 2018 and December 31, 2017, respectively	5,055	4,005
Other current assets	2,537	2,438
Total current assets	38,195	32,927
Marketable securities, long term	7,460	14,883
Equity method investments	1,956	1,937
Fixed assets, net	7,325	7,272
Deferred tax asset	592	126
Other long-term assets	20	39
Total assets	$55,548	$57,184
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,794	$2,089
Accrued liabilities	1,184	911
Total current liabilities	2,978	3,000
Other long-term liabilities	9	6
Total liabilities	2,987	3,006
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value per share, 50,000 shares authorized, 17,963 and 17,847 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively.	2	2
Preferred stock, $0.0001 par value per share, 1,000 shares authorized, no shares issued or outstanding at June 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	113,011	111,884
Accumulated other comprehensive income (loss)	(82)	(44)
Accumulated deficit	(60,370)	(57,664)
Total stockholders’ equity	52,561	54,178
Total liabilities and stockholders’ equity	$55,548	$57,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$5,400	$4,640	$10,053	$9,946
Cost of revenue	2,544	1,879	5,316	3,738
Gross profit	2,856	2,761	4,737	6,208
Operating expenses:
Research and development	1,212	920	2,670	1,771
Selling and marketing	1,279	851	2,409	1,742
General and administrative	1,366	1,140	2,853	2,626
Total operating expenses	3,857	2,911	7,932	6,139
Operating income (loss)	(1,001)	(150)	(3,195)	69
Interest and other income	98	120	193	239
Income (loss) before income taxes and equity loss in investee	(903)	(30)	(3,002)	308
Provision for (benefit from) income taxes	(100)	(110)	(534)	(4)
Income (loss) before equity loss in investee	(803)	80	(2,468)	312
Equity loss in investee	(246)	(105)	(491)	(105)
Net income (loss)	$(1,049)	$(25)	$(2,959)	$207

Net income (loss) per common share:
Basic	$(0.06)	(0.00)	$(0.17)	$0.01
Diluted	$(0.06)	(0.00)	$(0.17)	$0.01

Weighted-average common shares:
Basic	17,919	17,711	17,891	17,694
Diluted	17,919	17,711	17,891	18,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(1,049)	$(25)	$(2,959)	$207
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(43)	—	(21)	—
Net unrealized gain (loss) on marketable securities	48	17	(17)	35
Comprehensive income (loss)	$(1,044)	$(8)	$(2,997)	$242

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Stockholders' Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
Balance at December 31, 2016	17,676	$2	$109,734	$(103)	$(55,154)	$54,479
Equity-based compensation	—	—	2,119	—	—	2,119
Exercise of common stock options	81	—	31	—	—	31
Restricted stock awards	90	—	—	—	—	—
Other comprehensive income, net	—	—	—	59	—	59
Net loss	—	—	—	—	(2,510)	(2,510)
Balance at December 31, 2017	17,847	$2	$111,884	$(44)	$(57,664)	$54,178
Equity-based compensation	—	—	1,118	—	—	1,118
Exercise of common stock options	23	—	9	—	—	9
Restricted stock awards	93	—	—	—	—	—
Cumulative effect of accounting change	—	—	—	—	327	327
Cumulative tax effect of accounting change	—	—	—	—	(74)	(74)
Other comprehensive income, net	—	—	—	(38)	—	(38)
Net loss	—	—	—	—	(2,959)	(2,959)
Balance at June 30, 2018	17,963	$2	$113,011	$(82)	$(60,370)	$52,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flow from operating activities:
Net (loss) income	$(2,959)	$207
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	1,118	989
Depreciation	1,078	817
Loss on disposal of fixed asset	55	5
Amortization of premium of marketable securities	160	196
Provision for bad debt	230	—
Deferred taxes	(535)	—
Equity loss in investee	491	105
Other	38	—
Changes in operating assets and liabilities:
Accounts receivable	(990)	178
Other current assets	22	(825)
Accounts payable	(1,344)	(555)
Taxes payable	—	(123)
Accrued liabilities	1,288	1,078
Net cash (used in) provided by operations	(1,348)	2,072
Cash flow from investing activities:
Purchases of fixed assets	(1,152)	(1,517)
Sale of marketable securities	—	3,781
Purchase of marketable securities	(11,470)	(3,582)
Maturities of marketable securities	11,656	3,600
Purchase of equipment contributed to Equity Method Investee	(510)	—
Net cash provided by (used in) investing activities	(1,476)	2,282
Cash flow from financing activities:
Payment of initial public offering costs	—	(801)
Proceeds from exercise of stock options	9	23
Net cash provided by (used in) financing activities	9	(778)
Effect of exchange rate changes on cash and cash equivalents	(21)	—
Net decrease in cash	(2,836)	3,576
Cash balance at beginning of period	6,490	7,897
Cash balance at end of period	$3,654	$11,473
Supplemental disclosures of cash flow information:
Income taxes paid	$1	$756
Supplemental disclosures of non-cash investing and financing activities:
Fixed assets included in accounts payable	$1,011	$943

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

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements as of and for the fiscal year ended December 31, 2017, which are included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2018 (the “2017 Annual Report”), and, in the opinion of management, include all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the Company's financial position and results of operations. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or any other period. The accompanying condensed consolidated balance sheet as of December 31, 2017 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the disclosures required by U.S. GAAP. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements included in the 2017 Annual Report, including the notes thereto.

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

Foreign Currency Translation and Foreign Currency Transactions

The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in other comprehensive income (loss) in the accompanying condensed consolidated statements of stockholders’ equity. Losses from these translations were $43,000 and $21,000 in the three and six months ended June 30, 2018, respectively, and gains and losses from these translations were not significant in the comparable periods of 2017.The Company and its subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property and nonmonetary assets and liabilities at historical rates. Losses from these remeasurements were $35,000 and $67,000 in the three and six months ended June 30, 2018, respectively, and gains and losses from these remeasurements were not significant in the comparable periods of 2017.

Concentration of Customers

In certain periods, a small number of customers has accounted for a significant portion of the Company’s revenue. In the three and six months ended June 30, 2018, after aggregating customers that are under common control or are affiliates, one customer contributed 13% of our revenue. In the three months ended June 30, 2017, after aggregating customers that are under common control or are affiliates, two customers contributed 13% and 12% of our revenue, and another two customers represent one customer for concentration disclosure purposes as they are managed by the same foreign governmental body, which contributed 11% of our revenue collectively. In the six months ended June 30, 2017, after aggregating customers that are under common control or are affiliates, three customers contributed 12%, 11% and 11% of our revenue, and the first customer and another customer represent one customer for concentration disclosure purposes as they are managed by the same foreign governmental body and contributed, which contributed 21% of our revenue collectively.

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

Financial Statement Impact of Adoption ASC 606

The cumulative effect of changes made to the Condensed Consolidated Balance Sheet at January 1, 2018 for the adoption of ASC 606 were as follows:

	Balance at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018
	(in thousands)
Condensed Consolidated Balance Sheet data
Assets:
Accounts receivable	$4,005	$327	$4,332
Deferred tax asset / (liability)	126	(74)	52

Equity:
Accumulated deficit	$(57,664)	$253	$(57,411)

In accordance with ASC 606 requirements under the modified retrospective method of adoption, the disclosure of the impacts to condensed consolidated financial statements as of and for the three and six months ended June 30, 2018 were as follows:

	As reported	Adjustments Due to ASC 606	Balances without the adoption of Topic 606
	(in thousands)
Condensed Consolidated Balance Sheet data
Assets:
Accounts receivable	$5,055	$(144)	$4,911
Deferred tax asset	592	74	666

Equity:
Accumulated deficit	$(60,370)	$(70)	$(60,440)

	For the Three Months ended June 30, 2018
	As reported	Adjustments Due to ASC 606		Balances without the adoption of Topic 606
	(in thousands, except per share data)
Condensed Consolidated Statement of Operations data:
Total revenue	$5,400	$6	*	$5,406
Provision for (benefit from) income taxes	(100)	1		(99)
Net income (loss)	(1,049)	5		(1,044)
Net income (loss) per common share:
Basic & Diluted	$(0.06)	$0.00		$(0.06)

	For the Six Months ended June 30, 2018
	As reported	Adjustments Due to ASC 606		Balances without the adoption of Topic 606
	(in thousands, except per share data)
Condensed Consolidated Statement of Operations data:
Total revenue	$10,053	$183	*	$10,236
Provision for (benefit from) income taxes	(534)	32		(502)
Net income (loss)	(2,959)	151		(2,808)
Net income (loss) per common share:
Basic & Diluted	$(0.17)	$0.01		$(0.16)

*

Revenue under ASC 605 would have been greater than under ASC 606 because the amount of cash receipts in 2018 from current and prior period insurance billings was greater than the estimated collections for services delivered and billed in 2018.

There was no impact on the condensed consolidated statements of cash flows for the six months ended June 30, 2018.

Disaggregation of Revenue

The Company classifies its customers by payor type, including them in either Clinical Institutional or Clinical Insurance, as we believe this best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. The following table summarizes revenue from contracts with customers by payor type for the three and six months ended June 30, 2018.

	Three months ended	Six months ended
	June 30, 2018	June 30, 2018
	(in thousands)
Genetic Testing Services by payor
Institutional	$4,938	$9,519
Insurance	462	534
Total Revenue	$5,400	$10,053

There was no material variable consideration recognized in the current period that relates to performance obligations that were completed in the prior period.

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as June 30, 2018. ASC 606 provides certain practical expedients that limit the requirement to disclose the aggregate amount of transaction price allocated to unsatisfied performance obligations.

The Company applied the practical expedient to not disclose the amount of transaction price allocated to unsatisfied performance obligations when the performance obligation is part of a contract that has an original expected duration of one year or less. The Company does not have material future obligations associated with Genetic Testing Services that extend beyond one year.

ASU No. 2016-01

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments, including a provision that requires equity investments (except for investments accounted for under the equity method of accounting) to be measured at fair value, with changes in fair value recognized in current earnings. The ASU was effective for the Company in the first quarter of 2018, with early adoption permitted. The adoption of this update did not have a material impact on our Consolidated Financial Statements.

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

ASU No. 2016-02

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The update is aimed at making leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. This guidance will become effective for interim and annual reporting periods beginning with the year ending December 31, 2019. The standard requires the use of a modified retrospective transition approach for existing leases. Early adoption is permitted. We will adopt the standard using the modified retrospective approach and are still evaluating whether we will elect the practical expedients allowed in the standard. We continue to evaluate the impact of the adoption of ASU 2016-02 on our consolidated financial statements; however, we expect that the adoption of ASU 2016-02 will primarily impact our real-estate leases.

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

Note 3. Marketable Securities

The Company’s marketable securities consisted of the following:

	June 30, 2018
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Marketable securities:
Short-term
Money market accounts	$206	$—	$—	$206
Commercial paper	895	—	—	895
United States Treasury	899	—	—	899
Corporate debt securities	25,237	1	(83)	25,155
Less: cash equivalents	(206)	—	—	(206)
Total short-term marketable securities	27,031	1	(83)	26,949
Corporate debt securities	7,562	—	(102)	7,460
Total long-term marketable securities	7,562	—	(102)	7,460
Total marketable securities	$34,593	$1	$(185)	$34,409

	December 31, 2017
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Marketable securities:
Short-term
Money market accounts	$723	$—	$—	$723
Corporate debt securities	20,040	2	(48)	19,994
Less: cash equivalents	(723)	—	—	(723)
Total short-term marketable securities	20,040	2	(48)	19,994
Corporate debt securities	14,999	—	(116)	14,883
Total long-term marketable securities	14,999	—	(116)	14,883
Total marketable securities	$35,039	$2	$(164)	$34,877

Management determined that the gross unrealized losses of $185,000 on the Company’s marketable securities as of June 30, 2018 were temporary in nature. Gross unrealized losses on the Company’s marketable securities were $164,000 as of December 31, 2017. The Company currently does not intend to sell these securities prior to maturity and does not consider these investments to be other-than-temporarily impaired as of June 30, 2018.

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

The following table presents information about our financial assets measured at fair value on a recurring basis, based on the three-tier fair value hierarchy:

	June 30, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Marketable securities:
Money market accounts	$206	$206	$—	$—
Commercial paper	895		895
United States Treasury	899		899
Corporate debt securities	32,615	—	32,615	—
Total marketable securities	$34,615	$206	$34,409	$—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Marketable securities:
Money market accounts	$723	$723	$—	$—
Corporate debt securities	34,877	—	34,877	—
Total marketable securities	$35,600	$723	$34,877	$—

The Company’s Level 1 assets include money market instruments and are valued based upon observable market prices. Level 2 assets consist of commercial paper, United States Treasury and corporate debt securities. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. As of June 30, 2018, the Company had no investments that were measured using unobservable (Level 3) inputs.

There were no transfers between fair value measurement levels during the six months ended June 30, 2018.

Gross unrealized gains or losses for cash equivalents and marketable securities as of June 30, 2018 were not material. As of June 30, 2018, unrealized losses for securities in an unrealized loss position for more than 12 months were $121,000. During the six months ended June 30, 2018, the Company did not recognize other-than-temporary impairment losses related to its marketable securities.

Note 5. Fixed Assets

Major classes of fixed assets consisted of the following:

		June 30,	December 31,
	Useful Lives	2018	2017
		(in thousands)
Computer hardware	3 Years	$1,500	$1,435
Computer software	3 Years	468	463
Medical lab equipment	5 Years	8,136	7,145
Furniture and fixtures	5 Years	199	159
Leasehold improvements	Shorter of lease term or estimated useful life	803	763
Assets not yet placed in service		1,068	1,074
Total		12,174	11,039
Less: Accumulated depreciation		(4,849)	(3,767)
Property and equipment, net		$7,325	$7,272

Depreciation expense on fixed assets totaled $562,000 and $405,000 for the three months ended and $1.1 million and $817,000 for the six months ended June 30, 2018 and 2017, respectively.

Note 6. Other Current Assets

Other current assets consisted of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Reagents	$407	$231
Prepaid expenses	568	624
Prepaid income taxes	1,313	1,313
Marketable securities interest receivable	207	204
Other receivable	42	66
Total	$2,537	$2,438

Reagents are used for DNA sequencing applications in the Company’s DNA sequencing equipment.

Note 7. Reporting Segment and Geographic Information

The Company views its operations and manages its business in one reporting segment. All long-lived assets were located in the United States during the three and six months ended June 30, 2018 and 2017. Revenue by region was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Revenue:
United States	$3,299	$2,286	$5,826	$4,377
Foreign:
Canada	1,070	1,148	2,040	2,231
People's Republic of China ("PRC")	25	522	49	2,047
Other Countries	1,006	684	2,138	1,291
Total	$5,400	$4,640	$10,053	$9,946

Note 8. Commitments and Contingencies

Operating Leases

The Company has commitments under various non-cancelable operating leases with varying terms through May 2023. The Company has options to renew some of these leases for three years after their expiration.

The Company’s headquarters is located in Temple City, California, which is comprised of various corporate offices and a laboratory certified under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”), accredited by the College of American Pathologists (“CAP”) and licensed by the State of California Department of Public Health. Additional offices are located in El Monte, California and Atlanta, Georgia and are used for certain research and development, customer service, report generation and other administrative functions.

Rent expense was approximately $119,000 and $61,000 for the three months ended and $228,000 and $114,000 for the six months ended June 30, 2018 and 2017, respectively.

In January 2018, we entered into a lease renewal of our headquarters in Temple City, California, which commenced on February 1, 2018 and expires on January 31, 2021. The total annual rent under the lease is approximately $269,000.

In June 2018, we entered into a lease of office space in El Monte, California, which commenced on June 1, 2018 and expires on May 31, 2023. The total annual rent under the lease is approximately $279,000.

FF Gene Biotech

See Note 14 for a description of the Company’s commitments related to its joint venture, FF Gene Biotech (as defined in Note 14).

Purchase Obligations

As of June 30, 2018, the Company had purchase obligations of $2.3 million for reagents, payable within the next twelve months.

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

The tax effects related to unrealized holding gains (losses) on marketable securities were $(14,000) and $5,000 for three and six months ended June 30, 2018, respectively, and $7,000 and $17,000 for the three and six months ended June 30, 2017, respectively.

Note 10. Equity-Based Compensation

Equity-based compensation expense for awards granted to employees is measured based on the fair value of the award on the grant date and is recognized in the Company’s consolidated statements of operations over the period during which the employee is required to perform services in exchange for the award (generally, the vesting period of the award). Compensation expense for awards with both a service and performance condition are recognized over the period required to achieve both conditions using the accelerated attribution method. The Company estimates the fair value of stock options using the Black-Scholes option valuation model. The Company measures the fair value of Restricted Stock Units (“RSUs”) and share awards based on the fair value of the underlying shares on the date of grant.

The Company has included equity-based compensation expense as part of cost of revenue and operating expenses in the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue	$151	$62	$275	$208
Research and development	171	197	303	408
Selling and marketing	113	51	221	120
General and administrative	138	114	319	253
Total	$573	$424	$1,118	$989

Increase in Number of Shares Authorized for Issuance

The Company adopted the Fulgent Genetics, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”) on September 16, 2016 in connection with its initial public offering. The 2016 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other stock and cash-based awards (including annual cash incentives and long-term cash incentives), and it is designed to attract and retain the best available personnel, to provide additional incentives to our service providers and to promote the success of our business. In May 2018, the Board and the Company’s stockholders approved an amendment and restatement of the 2016 Plan to increase the number of shares of common stock available for issuance under the 2016 Plan by 2,000,000 shares.

Note 11. Income Taxes

This provision for income taxes consists of U.S. federal and state income taxes. A deferred tax liability is recognized for all taxable temporary differences, and a deferred tax asset is recognized for all deductible temporary differences, operating losses and tax credit carryforwards.  A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

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

The Company’s effective tax rate was 11% for the three months ended June 30, 2018, compared with 367% for the three months ended June 30, 2017. The effective tax rate was 18% for the six months ended June 30, 2018, compared with (1)% for the six months ended June 30, 2017. The change in effective tax rate for the three and six months ended June 30, 2018, was primarily attributable to the reduction of the U.S. federal corporate income tax rate pursuant to the 2017 Tax Act legislation which makes significant changes to the U.S. tax law, including a reduction in the corporate tax rate from 35% to 21% starting in 2018, offset by the net effect of state income taxes and certain expenses or adjustments related to equity-based compensation.

The Company will file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions for the year ending December 31, 2018. As of June 30, 2018, there were no pending tax audits in any jurisdiction.

Note 12. Income (Loss) per Share

The following table presents the calculation of basic and diluted income (loss) per share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Net income (loss)	$(1,049)	$(25)	$(2,959)	$207
Weighted-average common shares—outstanding, basic	17,919	17,711	17,891	17,694
Weighted-average common shares—outstanding, diluted	17,919	17,711	17,891	18,156
Net income (loss) per common share, basic	$(0.06)	$(0.00)	$(0.17)	$0.01
Net income (loss) per common share, diluted	$(0.06)	$(0.00)	$(0.17)	$0.01

The following securities have been excluded from the calculation of diluted income (loss) per share because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Options	436	487	433	21
RSUs	1,055	487	961	15

The anti-dilutive shares described above were calculated using the treasury stock method. During the three and six months ended June 30, 2018, the Company had outstanding stock options and RSUs that were excluded from the weighted-average share calculation due to the Company’s net loss position.

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

From time to time, the Company performs research testing services for the Foundation. The Company did not recognize any revenue during the three and six months ended June 30, 2018 or 2017 as consideration for such services. Additionally, the Company subleases certain of its headquarters facilities to the Foundation. The Company recognized zero and $7,000 in the three months ended and $8,000 and $7,000 for the six months ended June 30, 2018 and 2017, respectively, as consideration for such sublease. As of June 30, 2018, and December 31, 2017, zero was owed to the Company by the Foundation in connection with these relationships.

From time to time, the Company performs genetic sequencing services for the University. The Company recognized $7,000 and $24,000 as consideration for such services in the three months ended and $16,000 and $36,000 for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, and December 31, 2017, $34,000 and $40,000, respectively, was owed to the Company by the University in connection with this relationship.

As more fully described in Note 14, in April 2017, the Company, through an affiliated company formed for the purpose of the relationship, entered into a cooperation agreement (the “JV Agreement”) with Xilong Scientific Co., Ltd. (“Xilong Scientific”) and Fuzhou Jinqiang Investment Partnership (LP) (“FJIP”) to form a joint venture under the laws of the People’s Republic of China (“PRC”) called Fujian Fujun Gene Biotech Co., Ltd. (“FF Gene Biotech”). Xilong Scientific is an affiliate of Xi Long USA, Inc., a large stockholder of the Company that, as of June 30, 2018, owned 11% of the outstanding shares of the Company’s common stock, and FJIP is owned by key management of FF Gene Biotech, including Dr. Han Lin Gao, the Chief Scientific Officer and a large stockholder of the Company and the owner of approximately 25% of FJIP.

Fulgent Pharma utilizes space in the facility at which our laboratory and corporate headquarters are located. Since the completion of the Pharma Split-Off, Fulgent Pharma reimburses us for the portion of the rent we pay that is attributable to the space it uses, which amounts are not significant. As of June 30, 2018, and December 31, 2017, $19,000 and $3,000, respectively, was due from Fulgent Pharma as a result of this arrangement, which is recorded in Other receivable in Other current assets in the accompanying condensed consolidated balance sheets.

Note 14. Equity Method Investments

In April 2017, the Company, through an affiliated company formed for the purpose of the relationship, entered into the JV Agreement with Xilong Scientific and FJIP to form FF Gene Biotech, a joint venture formed under the laws of the PRC to offer genetic testing services to customers in the PRC. Pursuant to the terms of the JV Agreement, the Company has agreed to contribute to FF Gene Biotech genetic sequencing and other equipment with a total cost of 60,000,000 renminbi (“RMB”) over a three-year period for a 30% ownership interest in FF Gene Biotech, Xilong Scientific has agreed to contribute to FF Gene Biotech 102,000,000 RMB over a three-year period for a 51% ownership interest in the FF Gene Biotech, and FJIP has agreed to contribute to FF Gene Biotech 19,000,000 RMB over a five-year period for a 19% ownership interest in FF Gene Biotech. The Company’s maximum exposure to fund losses of FF Gene Biotech as a result of its minority ownership of this entity is equal to its contribution obligation under the JV Agreement as described above. As of June 30, 2018, 40.3 million RMB (or approximately $6.1 million U.S. dollars) remains to be contributed to the investee under the terms of the JV agreement. To date, the Company has purchased and contributed equipment with an aggregate fair value of $3.0 million pursuant to its contribution commitment under the JV Agreement. The Company accounted for this contribution in accordance with ASC 845, Nonmonetary Transactions, and recorded an investment based on the fair value of the contributed equipment, which is the same as carryover basis.

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

The Company accounts for its 30% interest in FF Gene Biotech using the equity method of accounting. The Company recorded its proportionate share of the losses of FF Gene Biotech in the three and six months ended June 30, 2018 in the accompanying condensed consolidated statements of operations, and recorded its contribution to date, net of its proportionate share in the accumulated losses of FF Gene Biotech, in the accompanying condensed consolidated balance sheet as of June 30, 2018.

The Company entered into a license agreement with FF Gene Biotech, pursuant to which it granted FF Gene Biotech a license to use certain of the Company’s clinical molecular diagnostic gene detection technology and related software and proprietary reference library of genetic information, along with any improvements on this technology that they may develop during the term of the license agreement. Under the license agreement, FF Gene Biotech will pay to the Company, on a quarterly basis, certain royalties based on the revenues of FF Gene Biotech. The Company earned $17,000 and $35,000 for royalties under the license agreement for the three and six months ended June 30, 2018.

In November 2017, FF Gene Biotech invested and formed a majority-owned subsidiary that focuses on sales and marketing for FF Gene Biotech.

Equity method investments as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018		December 31, 2017
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
	(in thousands)
FF Gene Biotech	$1,956	30%	$1,937	30%
Total equity method investments	$1,956	30%	$1,937	30%

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

We offer tests at competitive prices, averaging approximately $974 per billable test delivered in the first half of 2018, and at a lower cost to us than many of our competitors, averaging approximately $515 per billable test delivered in the first half of 2018. Our volume has grown rapidly since our commercial launch, with 5,700 and 10,321 billable tests delivered in the three and six months ended June 30, 2018, respectively, compared to 3,871 and 8,293 billable tests delivered in the three and six months ended June 30, 2017, respectively. An aggregate of over 47,224 billable tests were delivered to approximately 900 customers since launching our first commercial genetic tests in 2013 and through June 30, 2018. We have experienced compound quarterly growth of 8% in the number of billable tests delivered in our last eight completed fiscal quarters. We recorded revenue and net loss of $5.4 million and $1.0 million, respectively, in the three months ended June 30, 2018, compared to revenue and net loss of $4.6 million and $25,000, respectively, in the three months ended June 30, 2017. We recorded revenue and net loss of $10.1 million and $3.0 million, respectively, in the six months ended June 30, 2018, compared to revenue and net income of $9.9 million and $207,000 in the six months ended June 30, 2017. We achieved profitability in the first half of 2017, but we have recorded losses in all other periods since our inception.

Following the change to our revenue recognition policy effective as of January 1, 2018, as discussed under “Critical Accounting Policies and Use of Estimates” below, tests delivered to certain customers, namely customers whose tests are paid for by third-party payors, are counted as billable tests at a different time in the delivery and payment process under our new policy as compared to our former policy. Under our former policy, revenue for tests paid for by third-party payors was generally not recognized until we received payment for the tests, due to the inability to satisfy all criteria required to recognize revenue under our former policy before that time; in contrast, under our new policy, some amount of revenue for tests paid for by third-party payors is recognized upon delivery of the test due to our expectation of receiving a cash payment for the tests. As a result, in the first quarter of 2017 under our former policy, these tests were not counted as billable tests delivered until the period in which we received full cash payment for the tests and commencing in the first quarter of 2018 and going forward thereafter under our new policy, these tests are counted as billable tests delivered in the period in which the test is delivered to the customer, which is generally an earlier date and may be in an earlier quarterly or annual period. Accordingly, an increase in the number of billable tests delivered between a period governed by our former policy and a period governed by our new policy, and changes to other operating data metrics that are calculated using the number of billable tests delivered, are attributable in part to this impact of the change to our revenue recognition policy.

In addition, under our new revenue recognition policy, the amount of revenue we recognize upon delivery of one of our tests reflects the consideration to which we expect to be entitled for the test, which we determine in part from the expected collectability of payment based on historical patterns and other relevant factors. For tests paid for by third-party payors, which has represented only a very small portion of our billable tests delivered to date and with which we have little historical experience on which to base collectability determinations, we may recognize in the period in which these tests are delivered only a small portion of the total revenue that we may eventually receive for the tests; however, we will count all of these tests as billable tests delivered in the period (thus impacting our average price per billable test delivered for the period) and we will record all of our costs for these tests in the period, because we expense these costs as they are incurred (thus impacting our cost per billable test delivered for the period). Accordingly, decreases in our average price per billable test delivered or our cost per billable test delivered, as well as our overall collectability rates, between a period governed by our former policy and a period governed by our new policy could be attributable in part to the impact of the change to our revenue recognition policy.

As noted above, in all periods to date, we have sold only a small number of our tests to customers that pay for tests through third-party payors, and we have received only a small portion of our revenue from these payors. As a result of these factors, we do not estimate the change to our revenue recognition policy, or the resulting changes to the counting or calculation of our operating data metrics as described above, had a material impact on our results of operations in the first half of 2017 (governed by our former revenue recognition policy) or the first half of 2018 (governed by our new revenue recognition policy), or the comparison of our results or these metrics between these periods; however, if and as tests and revenue from these customers and payors increase, the impact of these changes on our results, including revenue levels and collectability rates, operating data metrics and period-to-period comparisons could become more material.

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

	Three Months Ended				Six Months Ended
	June 30,		$	%	June 30,		$	%
	2018	2017	Change	Change	2018	2017	Change	Change
Statement of Operations Data:	(dollars in thousands, except Other Operating Data)
Revenue	$5,400	$4,640	$760	16%	$10,053	$9,946	$107	1%
Cost of revenue	2,544	1,879	665	35%	5,316	3,738	1,578	42%
Gross profit	2,856	2,761	95	3%	4,737	6,208	(1,471)	(24)%
Operating expenses:
Research and development	1,212	920	292	32%	2,670	1,771	899	51%
Selling and marketing	1,279	851	428	50%	2,409	1,742	667	38%
General and administrative	1,366	1,140	226	20%	2,853	2,626	227	9%
Total operating expenses	3,857	2,911	946	32%	7,932	6,139	1,793	29%
Operating income (loss)	(1,001)	(150)	(851)	567%	(3,195)	69	(3,264)	(4,730)%
Interest and other income (expense)	98	120	(22)	(18)%	193	239	(46)	(19)%
Income (loss) before income taxes and equity loss in investee	(903)	(30)	(873)	2,910%	(3,002)	308	(3,310)	(1,075)%
Provision for (benefit from) income taxes	(100)	(110)	10	(9)%	(534)	(4)	(530)	13,250%
Income (loss) before equity loss in investee	(803)	80	(883)	(1,104)%	(2,468)	312	(2,780)	(891)%
Equity loss in investee	(246)	(105)	(141)	134%	(491)	(105)	(386)	368%
Net income (loss)	$(1,049)	$(25)	$(1,024)	4,096%	$(2,959)	$207	$(3,166)	(1,529)%

Other Operating Data:
Billable tests delivered(1)	5,700	3,871		47%	10,321	8,293		24%
Average price per billable test delivered(2)	$947	$1,198		(21)%	$974	$1,199		(19)%
Cost per billable test delivered(3)	$446	$485		(8)%	$515	$451		14%

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

Revenue

Revenue increased $760,000, or 16%, from $4.6 million in the three months ended June 30, 2017 to $5.4 million in the three months ended June 30, 2018, and increased $107,000 or 1% from $9.9 million in the six months ended June 30, 2017 to $10.1 million in the six months ended June 30, 2018. The increase in revenue between periods was primarily due to increase in the number of billable tests delivered.

The average price of the billable tests we delivered decreased from $1,198 in the three months ended June 30, 2017 to $947 in the three months ended June 30, 2018 and from $1,199 in the six months ended June 30, 2017 to $974 in the six months ended June 30, 2018. We believe this decrease was due to (i) the mix of tests we delivered in these periods, including more sequencing as a service research tests and other lower price-point tests in the three and six months ended June 30, 2018, (ii) our reduction of prices for certain of our tests due to general price degradation for genetic tests and other competitive factors during the three and six months ended June 30, 2018, and (iii) the mix of customers ordering tests in these periods, which may order tests at different rates depending on the arrangements we have negotiated with them, and for which we may recognize different amounts of revenue at different times in the delivery and payment process based on the impact of our revenue recognition policy on, and differing collectability rates among, various customer groups.

Revenue from non-U.S. sources decreased $253,000, or 11% from $2.4 million in the three months ended June 30, 2017 to $2.1 million in the three months ended June 30, 2018, and decreased approximately $1.3 million, or 24%, from $5.6 million in the six months ended June 30, 2017 to $4.2 million in the six months ended June 30, 2018. The decrease in revenue from non-U.S. sources was primarily due to decreased sales to customers in the PRC, which decreased by $497,000 and $2.0 million for the three and six months ended June 30, 2018, respectively, partially offset by increased sales to customers in other countries, which increased by $322,000 and $847,000 in the three and six months ended June 30, 2018, respectively. The decrease in sales to customers in the PRC was attributable to decreased sales to two customers that contributed a significant portion of our revenue in the three and six months ended June 30, 2017, collectively, 11% and 21%, respectively, but ordered no tests and generated no revenue to us in the three or six months ended June 30, 2018; going forward, we do not expect meaningful revenue from these two customers.

The number of billable tests we delivered increased 1,829, from 3,871 in the three months ended June 30, 2017 to 5,700 in the three months ended June 30, 2018, and increased 2,028, from 8,293 in the six months ended June 30, 2017 to 10,321 in the six months ended June 30, 2018. We believe this increase was primarily attributable to the expansion of our test menu, including the introduction of our Beacon carrier screening panel tests in the third quarter of 2017, an increase in sales to certain of our existing customers and an increase in sequencing as a service test orders, combined with growth in the genetic testing market and increased physician awareness and acceptance of genetic tests generally.

In the three and six months ended June 30, 2018, when customers who, to our knowledge, are under common control or otherwise affiliated with each other are aggregated, one group of affiliated customers contributed 13% of our total revenue.

Cost of Revenue

Cost of revenue increased $665,000, or 35%, from $1.9 million in the three months ended June 30, 2017 to $2.5 million in the three months ended June 30, 2018. The increase was primarily due to increases of $220,000 in reagent and supply expenses related to increased billable tests delivered, $157,000 in depreciation costs due to increased medical laboratory equipment purchased to expand our capacity and throughput, $156,000 in personnel costs and $89,000 in equity-based compensation costs related to increased headcount.

Cost of revenue increased $1.6 million, or 42%, from $3.7 million in the six months ended June 30, 2017 to $5.3 million in the six months ended June 30, 2018. The increase was primarily due to increases of $814,000 in reagent and supply expenses related to increased billable tests delivered during the six months ended June 30, 2018, $365,000 in personnel costs and $67,000 in equity-based compensation costs related to increased headcount, and $261,000 in depreciation costs due to increased medical laboratory equipment purchased to expand our capacity and throughput.

Cost per billable test delivered decreased $39, or 8%, from $485 in the three months ended June 30, 2017 to $446 in the three months ended June 30, 2018 as the increase in the number of billable tests we delivered was greater than the increase in our cost of revenue. The greater increase in number of billable tests we delivered was primarily attributable to expansion of our test menu. Cost per billable test delivered increased $64, or 14%, from $451 in the six months ended June 30, 2017 to $515 in the six months ended June 30, 2018 as the increase in our cost of revenue was greater than the increase in the number of billable tests we delivered. This greater increase in cost of revenue was primarily attributable to increased headcount and facility costs.

Our gross profit increased $95,000, from $2.8 million in the three months ended June 30, 2017 to $2.9 million in the three months ended June 30, 2018, and decreased $1.5 million, from $6.2 million in the six months ended June 30, 2017 to $4.7 million in the six months ended June 30, 2018. Our gross profit as a percentage of revenue, or gross margin, decreased from 59.5% to 52.9% between three months ended June 30, 2017 and 2018, and from 62.4% to 47.1% between the six months ended June 30, 2017 and 2018. The decrease in gross margin was due to greater increase in cost of revenue than increase in revenue between the same periods, for the reasons described above.

Research and Development

Research and development expenses increased $292,000, or 32%, from $920,000 in the three months ended June 30, 2017 to $1.2 million in the three months ended June 30, 2018. The increase was primarily due to increases of $257,000 in personnel costs related to increased headcount and $44,000 in reagent and supply expenses related to our increased efforts to maintain our technology advantage and expand our test menu.

Research and development expenses increased $899,000, or 51%, from $1.8 million in the six months ended June 30, 2017 to $2.7 million in the six months ended June 30, 2018. The increase was primarily due to increases of $537,000 in personnel costs related to increased headcount and $404,000 in in reagent and supply expenses related to our increased efforts to maintain our technology advantage and expand our test menu, evidenced by the development of our somatic test in the six months ended June 30, 2018, partially offset by decrease of $105,000 in equity-based compensation costs related to forfeitures for employees terminated.

Selling and Marketing

Selling and marketing expenses increased $428,000, or 50% from $851,000 in the three months ended June 30, 2017 to $1.3 million in the three months ended June 30, 2018. The increase was primarily due to increases of $262,000 in personnel costs and $62,000 in equity-based compensation costs related to increase headcount and $115,000 in commission and fees related to the Company’s entry into certain strategic marketing agreements.

Selling and marketing expenses increased $667,000, or 38%, from $1.7 million in the six months ended June 30, 2017 to $2.4 million in the six months ended June 30, 2018. The increase was primarily due to increases of $336,000 in personnel costs and $101,000 in equity-based compensation costs related to increased headcount and $189,000 in commission and fees related to strategic marketing agreements.

General and Administrative

General and administrative expenses increased $226,000, or 20%, from $1.1 million in the three months ended June 30, 2017 to $1.4 million in the three months ended June 30, 2018. The increase was primarily due to increase of $186,000 in bad debt expenses related to additional reserve for doubtful accounts.

General and administrative expenses increased $227,000, or 9%, from $2.6 million in the six months end June 30, 2017 to $2.9 million in the six months ended June 30, 2018. The increase was primarily due to increase of $234,000 in bad debt expenses related to additional reserve for doubtful accounts.

Interest and Other Income

Interest income was $133,000 and $114,000 in the three months ended June 30, 2018 and 2017, respectively, and $259,000 and $233,000 in the six months ended June 30, 2018 and 2017, respectively. This income related to interest received on various investments in marketable securities.

Other income was not significant in the three or six months ended June 30, 2018 and 2017. The primary component of other income in both periods was foreign currency valuation gains (losses).

Provision for (Benefit from) Income Taxes

Benefits from income taxes were $(100,000) and $(534,000) for the three and six month periods ended June 30, 2018, respectively, and $(110,000) and $(4,000) for the three and six month periods ended June 30, 2017, respectively. The effective tax rate was 11% for the three months ended June 30, 2018, compared with 367% for the three months ended June 30, 2017. The effective tax rate was 18% for the six months ended June 30, 2018, compared with (1)% for the six months ended June 30, 2017. The change in effective tax rate for the three and six months ended June 30, 2018, was primarily attributable to the reduction of the U.S. federal corporate income tax rate pursuant to the 2017 Tax Act legislation which makes significant changes to the U.S. tax law, including a reduction in the corporate tax rate from 35% to 21% starting in 2018, offset by the net effect of state income taxes and certain expenses or adjustments related to equity-based compensation.

Equity Loss in Investee

Equity loss in investee was $246,000 and $105,000 in the three months ended June 30, 2018 and 2017, respectively, and $491,000 and $105,000 in the six months ended June 30, 2018, respectively. Equity loss in investee relates to our 30% ownership interest in our joint venture, which we refer to as FF Gene Biotech and which we worked with a large stockholder of our company to form in the second quarter of 2017 to offer genetic testing services to customers in the PRC.

Liquidity and Capital Resources

Liquidity and Sources of Cash

We had $6.5 million and $3.7 million in cash and cash equivalents and $34.9 million and $34.4 million in marketable securities, consisting of corporate bonds, as of December 31, 2017 and June 30, 2018, respectively.

Since commencing operations in May 2012, our operations have been financed primarily by our founder, Chief Executive Officer and Chairman of our board of directors, Ming Hsieh, and in more recent periods, by cash from our operations and equity financings.

Our primary uses of cash are to fund our operations as we continue to invest in and seek to grow our business. Cash used to fund operating expenses is impacted by the timing of our expense payments, as reflected in the changes in our outstanding accounts payable and accrued expenses. In addition, in connection with the establishment of FF Gene Biotech, we became obligated to contribute to FF Gene Biotech genetic sequencing and other equipment with a total cost of 60,000,000 renminbi, or RMB, over a three-year period. To date, we have purchased and contributed to FF Gene Biotech equipment with an aggregate fair value of $3.0 million, of which, $2.5 million was contributed in the third quarter of 2017 and $510,000 was contributed in second quarter of 2018, and as of June 30, 2018, 40.3 million RMB (or approximately $6.1 million U.S. dollars) of our total contribution obligations remain to be satisfied. Depending on the performance of FF Gene Biotech, this joint venture may never produce sufficient revenue to us to recover these capital and other investments, and could cause our revenue to decrease if any of our direct customers in Asia choose to order genetic tests from FF Gene Biotech instead of from us, any of which could negatively affect our liquidity and cash flows. In addition, although we have in the past made cash distributions for tax and other purposes to the equity holders of our predecessor, we do not expect to use our cash make these or any other types of distributions or dividends in the foreseeable future.

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

Cash Flows

The following table summarizes our cash flows for each of the periods indicated:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash (used in) provided by operations	$(1,348)	$2,072
Cash provided by (used in) investing activities	$(1,476)	$2,282
Cash provided by (used in) financing activities	$9	$(778)

Operating Activities

Cash used in operating activities in the six months ended June 30, 2018 was $1.3 million. The difference between net loss and cash used in operating activities for the period was primarily due to the effects of $1.1 million in equity-based compensation expenses and $1.1 million in the depreciation of assets, partially offset by $535,000 in deferred taxes. Cash used in operating activities decreased between periods primarily due to a $1.3 million decrease in accounts payable due to timing of payments, $990,000 increase in accounts receivable mainly due to timing of collections from customers, partially offset by the negative effect of a $1.3 million increase in accrued liabilities mainly related to payroll liabilities and deferred revenue.

Cash provided by operating activities in the six months ended June 30, 2017 was $2.1 million. The difference between net income and cash provided by operating activities for the period was primarily due to the effect of a $989,000 equity-based compensation charge and $817,000 in the depreciation of assets. Cash provided by operating activities increased between periods primarily due to a $1.1 million increase in accrued liabilities mainly related to payroll liabilities and deferred revenue and a $178,000 decrease in accounts receivable mainly due to timing of collections from customers, offset by the negative effect of a $825,000 increase in other current assets primarily due to an increase in prepaid income taxes, insurance, licenses and subscriptions and a $555,000 decrease in accounts payable mainly due to timing of payments to vendors.

Investing Activities

Cash used in investing activities in the six months ended June 30, 2018 was $1.5 million, which primarily related to purchase of $11.5 million marketable securities and purchase of $1.2 million fixed assets consisting mainly of medical laboratory equipment computer hardware and leasehold improvements, purchased equipment with a fair value of $510,000 contributed to FF Gene Biotech, partially offset by proceeds of $11.7 million related to maturities of marketable securities. Cash provided by investing activities in the six months ended June 30, 2017 was $2.3 million, which primarily related to maturities of marketable securities, offset by purchases of fixed assets consisting mainly of computer hardware, leasehold improvements, and medical lab equipment.

Financing Activities

Cash provided by financing activities in the six months ended June 30, 2018 was minimal. Cash used by financing activities in the six months ended June 30, 2017 was $778,000, which represents payments of $801,000 for our initial public offering costs, partially offset by $23,000 in cash proceeds from exercises of stock options.

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

Upon adopting the new standard on January 1, 2018, the Company recorded an adjustment of $327,000 to beginning accumulated deficit and accounts receivable, to reflect genetic tests previously delivered to third-party payors for which revenue was not recognized as of such date. For the three and six months ended June 30, 2018, the Company recorded $462,000 and $534,000 respectively as revenue for genetic tests delivered to third-party payors.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

In the first six months of 2018, we added and/or modified certain internal controls and processes in conjunction with adopting the new revenue recognition standard in January 2018 under the modified retrospective approach. These changes primarily relate to the implementation of accrual based revenue recognition for revenue from third-party payors, including estimation and constraint of accrual estimates of revenue upon delivery of genetic test results to customers, and subsequent monitoring of cash collections to support re-estimation of revenue from third-party payors at each reporting period. There have not been any additional changes in our internal control (as required by Rule 13a-15(b) under the Exchange Act) over the financial reporting during the six months ended June 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Coverage and reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that a test is appropriate, medically necessary and cost-effective. Each payor makes its own decision as to whether to establish a policy or enter into a contract to cover our tests and the amount it will reimburse for each test, and any determination by a payor regarding coverage and amount of reimbursement for our tests would likely be made on an indication-by-indication basis. Even if a test has been approved for reimbursement, for any particular indication or in any particular jurisdiction, there is no guarantee this test will remain approved for reimbursement or that any similar or additional tests will be approved for reimbursement in the future. Moreover, there can be no assurance that any new tests we launch will be reimbursed or reimbursed at rates comparable to the rates of any previously reimbursed tests. In addition, the coding procedure used by all third-party payors with respect to establishing payment rates for various procedures, including our tests, is complex, does not currently adapt well to the genetic tests we perform and may not enable coverage and adequate reimbursement rates for our tests. If physicians fail to provide appropriate codes for desired tests, we may not be reimbursed our tests. Additionally, if we are not able to obtain sufficient clinical information in support of our tests, third-party payors could designate our tests as experimental or investigational and decline to cover and reimburse our tests because of this designation. As a result of these factors, obtaining approvals from third-party payors to cover our tests and establishing adequate reimbursement levels is an unpredictable, challenging, time-consuming and costly process, and we may never be successful.

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

Failure to comply with government laws and regulations related to submission of claims for our services could result in significant monetary damages and penalties and exclusion from the Medicare and Medicaid programs and corresponding foreign reimbursement programs.

We are subject to laws and regulations governing the submission of claims for payment for our services, such as those relating to: coverage of our services under Medicare, Medicaid and other state, federal and foreign health care programs; the amounts that we may bill for our services; and the party to which we must submit claims. Our failure to comply with applicable laws and regulations could result in our inability to receive payment for our services or in attempts by state and federal healthcare programs, such as Medicare and Medicaid, to recover payments already made. Submission of claims in violation of these laws and regulations can result in recoupment of payments already received, substantial civil monetary penalties, and exclusion from state and federal health care programs, and can subject us to liability under the federal False Claims Act and similar laws. The failure to report and return an overpayment to the Medicare or Medicaid program within 60 days of identifying its existence can give rise to liability under the False Claims Act. Further, a government agency could attempt to hold us liable for causing the improper submission of claims by another entity for services that we performed if we were found to have knowingly participated in the arrangement at issue.

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

The European Union formally adopted the General Data Protection Regulation (“GDPR”) in 2016, which applies to all European Union member states from May 25, 2018 and replaced the European Data Protection Directive. The GDPR also includes new operational requirements for companies that receive or process personal data of European residents, as well as significant penalties for non-compliance. The regulation introduces stringent new data protection requirements in the European Union and substantial fines for breaches of the data protection rules. It has increased our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new European data protection rules. The GDPR is a complex law and the regulatory guidance is still evolving, including with respect to how the GDPR should be applied in the context of clinical studies. Furthermore, many of the countries within the European Union are still in the process of drafting supplementary data protection legislation in key fields where the GDPR allows for national variation, including the fields of clinical study and other health-related information. These variations in the law may raise our costs of compliance and result in greater legal risks.

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

In April 2014, Congress passed PAMA, which included substantial changes to the way in which clinical laboratory services will be paid under Medicare. Under PAMA, certain clinical laboratories are required to periodically report to CMS private payor payment rates and volumes for their tests. Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. Further, effective January 1, 2018 under PAMA, Medicare reimbursement for diagnostic tests will be based on the weighted-median of the payments made by private payors for these tests, rendering private payor payment levels even more significant. As a result, future Medicare payments may fluctuate more often and become subject to the willingness of private payors to recognize the value of diagnostic tests generally and any given test individually. The impact of this new payment system on rates for our tests, including any current or future tests we may develop, is uncertain.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or JOBS Act, and we will remain an emerging growth company until December 31, 2021, unless, before that date, our gross revenue exceeds $1.07 billion in any fiscal year, we issue more than $1.0 billion of non-convertible debt in any three-year period or the market value of our common stock held by non-affiliates exceeds $700.0 million as of the last business day of the second fiscal quarter of any fiscal year. In addition, beginning in 2018, we are a smaller reporting company, as defined in applicable SEC rules, and we will remain a smaller reporting company until the market value of our common stock held by non-affiliates, or public float, equals or exceeds $75.0 million as of the last business day of the second fiscal quarter of our current fiscal year or any future fiscal year. On July 10, 2018, the SEC published final rules amending the smaller reporting company definition to include companies with a public float of less than $250 million, as well as companies with a public float of less than $700 million and annual revenues of less than $100 million for the year preceding the date of determination. As an emerging growth company and a smaller reporting company, we are eligible for exemptions from certain reporting requirements applicable to other public companies, including an exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced financial statement and other financial disclosure requirements in registration statements and periodic reports we file, reduced disclosure obligations regarding executive compensation and, so long as we remain an emerging growth company, exemption from the requirements to hold non-binding advisory votes on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved. We have relied on many of these exemptions in our registration statements and periodic reports to date, and investors may find our common stock less attractive if we choose to continue to rely on these exemptions, in which case there may be a less active trading market for our common stock and our stock price may be more volatile.

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

To date, we have used $4.2 million of the net proceeds from the IPO, of which, $3.0 million was used for contributions to our joint venture, FF Gene Biotech, with $2.5 million made during the third quarter of 2017 and $510,000 made in the second quarter of 2018 in partial satisfaction of our contribution obligations under the cooperation agreement for the joint venture, and $1.2 million to fund the Company’s operations. All other net proceeds from the IPO are invested in short-term, investment-grade, interest-bearing securities, such as money market accounts, certificates of deposit, commercial paper and guaranteed obligations of the U.S. government. There has been no material change in the planned use of proceeds from the IPO from that described in the Prospectus.

Item 6. Exhibits.

The information required by this Item 6 is set forth on the Exhibit Index that immediately precedes the signature page to this report and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Exhibit Title	Filed with this Form 10-Q	Incorporated by Reference
			Form	File No.	Date Filed

10.1#	Amended and Restated Fulgent Genetics, Inc. 2016 Omnibus Incentive Plan.		8-K (Exhibit 10.1)	001-37894	May 21, 2018
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	XBRL Definition Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULGENT GENETICS, INC.

Date: August 10, 2018	By:	/s/ Ming Hsieh
Ming Hsieh
President, Chief Executive Officer (principal executive officer)

Date: August 10, 2018	By:	/s/ Paul Kim
Paul Kim
Chief Financial Officer (principal financial and accounting officer)