Form 10-Q
period 2018-09-30
Fulgent Genetics, Inc.
filed 2018-11-09
CIK 1674930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2018, there were 18,069,174 outstanding shares of the registrant’s common stock.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FULGENT GENETICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value data)

(unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$8,489	$6,490
Marketable securities	24,114	19,994
Trade accounts receivable, net of allowance for doubtful accounts of $516 and $287, as of September 30, 2018 and December 31, 2017, respectively	6,077	4,005
Other current assets	2,370	2,438
Total current assets	41,050	32,927
Marketable securities, long term	4,250	14,883
Equity method investments	1,746	1,937
Fixed assets, net	6,853	7,272
Deferred tax asset	929	126
Other long-term assets	18	39
Total assets	$54,846	$57,184
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,024	$2,089
Accrued liabilities	1,231	911
Total current liabilities	2,255	3,000
Other long-term liabilities	11	6
Total liabilities	2,266	3,006
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value per share, 50,000 shares authorized, 18,057 and 17,847 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	2	2
Preferred stock, $0.0001 par value per share, 1,000 shares authorized, no shares issued or outstanding at September 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	113,600	111,884
Accumulated other comprehensive loss	(57)	(44)
Accumulated deficit	(60,965)	(57,664)
Total stockholders’ equity	52,580	54,178
Total liabilities and stockholders’ equity	$54,846	$57,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$5,625	$4,503	$15,678	$14,449
Cost of revenue	2,612	2,268	7,928	6,006
Gross profit	3,013	2,235	7,750	8,443
Operating expenses:
Research and development	1,438	1,128	4,108	2,899
Selling and marketing	1,115	1,383	3,524	3,125
General and administrative	1,306	1,205	4,159	3,831
Total operating expenses	3,859	3,716	11,791	9,855
Operating loss	(846)	(1,481)	(4,041)	(1,412)
Interest and other income	143	145	336	384
Loss before income taxes and equity loss in investee	(703)	(1,336)	(3,705)	(1,028)
Benefit from income taxes	(318)	(415)	(852)	(419)
Loss before equity loss in investee	(385)	(921)	(2,853)	(609)
Equity loss in investee	(210)	(172)	(701)	(277)
Net loss	$(595)	$(1,093)	$(3,554)	$(886)

Net loss per common share:
Basic	$(0.03)	$(0.06)	$(0.20)	$(0.05)
Diluted	$(0.03)	$(0.06)	$(0.20)	$(0.05)

Weighted-average common shares:
Basic	18,012	17,752	17,931	17,713
Diluted	18,012	17,752	17,931	17,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(595)	$(1,093)	$(3,554)	$(886)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(23)	68	(44)	68
Net unrealized gain on marketable securities, net of tax	48	10	31	45
Comprehensive loss	$(570)	$(1,015)	$(3,567)	$(773)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Stockholders' Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
Balance at December 31, 2016	17,676	$2	$109,734	$(103)	$(55,154)	$54,479
Equity-based compensation	—	—	2,119	—	—	2,119
Exercise of common stock options	81	—	31	—	—	31
Restricted stock awards	90	—	—	—	—	—
Other comprehensive income, net	—	—	—	59	—	59
Net loss	—	—	—	—	(2,510)	(2,510)
Balance at December 31, 2017	17,847	$2	$111,884	$(44)	$(57,664)	$54,178
Equity-based compensation	—	—	1,706	—	—	1,706
Exercise of common stock options	29	—	10	—	—	10
Restricted stock awards	181	—	—	—	—	—
Cumulative effect of accounting change	—	—	—	—	327	327
Cumulative tax effect of accounting change	—	—	—	—	(74)	(74)
Other comprehensive loss, net	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	(3,554)	(3,554)
Balance at September 30, 2018	18,057	$2	$113,600	$(57)	$(60,965)	$52,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flow from operating activities:
Net loss	$(3,554)	$(886)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	1,706	1,538
Depreciation	1,625	1,255
Loss on disposal of fixed asset	88	5
Amortization of premium of marketable securities	239	286
Provision for bad debt	230	11
Deferred taxes	(887)	—
Equity loss in investee	701	277
Other	18	—
Changes in operating assets and liabilities:
Accounts receivable	(1,993)	759
Other current assets	215	(1,546)
Accounts payable	(175)	14
Taxes payable	—	(124)
Accrued liabilities	334	983
Net cash (used in) provided by operations	(1,453)	2,572
Cash flow from investing activities:
Purchases of fixed assets	(2,199)	(1,754)
Sale of marketable securities	—	3,781
Purchase of marketable securities	(13,165)	(5,252)
Maturities of marketable securities	19,360	5,400
Purchase of equipment contributed to Equity Method Investee	(510)	(2,461)
Net cash provided by (used in) investing activities	3,486	(286)
Cash flow from financing activities:
Payment of initial public offering costs	—	(801)
Proceeds from exercise of stock options	10	27
Net cash provided by (used in) financing activities	10	(774)
Effect of exchange rate changes on cash and cash equivalents	(44)	69
Net decrease in cash	1,999	1,581
Cash balance at beginning of period	6,490	7,897
Cash balance at end of period	$8,489	$9,478
Supplemental disclosures of cash flow information:
Income taxes paid	$1	$757
Supplemental disclosures of non-cash investing and financing activities:
Fixed assets included in accounts payable	$73	$899

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

Nature of the Business

Fulgent Genetics, Inc., together with its subsidiaries (collectively referred to as the “Company,” unless otherwise noted or the context otherwise requires), is a technology company with a focus on offering comprehensive genetic testing to provide physicians with clinically actionable diagnostic information they can use to improve the quality of patient care. The Company has developed a proprietary technology platform that allows it to offer a broad and flexible test menu and continually expand and improve its proprietary genetic reference library. The Company’s current test menu offers single-gene tests and pre-established, multi-gene, disease-specific panels that collectively test for many genetic conditions, including various cancers, cardiovascular diseases, neurological disorders and pediatric conditions. The Company’s existing customer base consists primarily of hospitals and medical institutions, which are frequent and high-volume users of genetic tests and which typically pay the Company directly for its tests.

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements as of and for the fiscal year ended December 31, 2017, which are included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2018 (the “2017 Annual Report”), and, in the opinion of management, include all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the Company’s financial position and results of operations. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or any other period. The accompanying condensed consolidated balance sheet as of December 31, 2017 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the disclosures required by U.S. GAAP. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements included in the 2017 Annual Report, including the notes thereto.

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

Foreign Currency Translation and Foreign Currency Transactions

The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in other comprehensive income (loss) in the accompanying condensed consolidated statements of stockholders’ equity. Losses from these translations were $23,000 and $44,000 in the three and nine months ended September 30, 2018, respectively, and gains and losses from these translations were not significant in the comparable periods of 2017.The Company and its subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property and nonmonetary assets and liabilities at historical rates. Losses from these remeasurements were $7,000 and $74,000 in the three and nine months ended September 30, 2018, respectively, and gains and losses from these remeasurements were not significant in the comparable periods of 2017.

Concentration of Customers

In certain periods, a small number of customers has accounted for a significant portion of the Company’s revenue. In the three and nine months ended September 30, 2018, after aggregating customers that are under common control or are affiliates, one customer contributed 13% of our revenue. In the three months ended September 30, 2017, after aggregating customers that are under common control or are affiliates, one customer contributed 11% of our revenue, and another two customers represent one customer for concentration disclosure purposes as they are managed by the same customer in the PRC, which contributed 12% of our revenue collectively. In the nine months ended September 30, 2017, after aggregating customers that are under common control or are affiliates, three customers each contributed 11% of our revenue, and one of the customers and another customer represent one customer for concentration disclosure purposes as they are managed by the same customer in the PRC and contributed 18% of our revenue collectively.

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

Performance Obligations

Genetic Testing Services

Clinical – Institutional and Patient Direct Pay

Our clinical institutional contracts included within genetic testing services typically have a single performance obligation to deliver genetic testing services to the ordering facility or patient. Some arrangements involve the delivery of genetic testing services to research institutions, which we refer to as “sequencing as a service.” In arrangements with hospitals, patients who pay directly, medical or research institutions, the transaction price is stated within the contract and is therefore fixed consideration. For most of our clinical volume, we identified the hospital, patients, medical or research institutions as the customer in Step 1 of the model and have determined a contract exists with those customers in Step 1. As these contracts typically have a single performance obligation, no allocation of the transaction price is required in Step 4 of the model. Control over genetic testing services is transferred to our ordering facility at a point in time. Specifically, we determined the customer obtains control of the promised service upon our delivery of test results.

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

In accordance with ASC 606 requirements under the modified retrospective method of adoption, the disclosure of the impacts to condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018 were as follows:

	As reported	Adjustments Due to ASC 606	Balances without the adoption of Topic 606
	(in thousands)
Condensed Consolidated Balance Sheet data
Assets:
Accounts receivable	$6,077	$(62)	$6,015
Deferred tax asset	929	13	942

Equity:
Accumulated deficit	$(60,965)	$(49)	$(61,014)

	For the Three Months ended September 30, 2018
	As reported	Adjustments Due to ASC 606		Balances without the adoption of Topic 606
	(in thousands, except per share data)
Condensed Consolidated Statement of Operations data:
Total revenue	$5,625	$83	*	$5,708
Provision for (benefit from) income taxes	(318)	38		(280)
Net income (loss)	(595)	45		(550)
Net income (loss) per common share:
Basic & Diluted	$(0.03)	$(0.00)		$(0.03)

	For the Nine Months ended September 30, 2018
	As reported	Adjustments Due to ASC 606		Balances without the adoption of Topic 606
	(in thousands, except per share data)
Condensed Consolidated Statement of Operations data:
Total revenue	$15,678	$265	*	$15,943
Provision for (benefit from) income taxes	(852)	61		(791)
Net income (loss)	(3,554)	204		(3,350)
Net income (loss) per common share:
Basic & Diluted	$(0.20)	$0.01		$(0.19)

*

Revenue under ASC 605 would have been greater than under ASC 606 because the amount of cash receipts in 2018 from current and prior period insurance billings was greater than the estimated collections for services delivered and billed in 2018.

There was no impact on the condensed consolidated statements of cash flows for the nine months ended September 30, 2018.

Disaggregation of Revenue

The Company classifies its customers into three payor types, Clinical Institutional, Patients who pay directly or Clinical Insurance, as we believe this best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. The following table summarizes revenue from contracts with customers by payor type for the three and nine months ended September 30, 2018.

	Three months ended	Nine months ended
	September 30, 2018	September 30, 2018
	(in thousands)
Genetic Testing Services by payor
Institutional	$5,334	$14,594
Patient	148	407
Insurance	143	677
Total Revenue	$5,625	$15,678

There was no material variable consideration recognized in the current period that relates to performance obligations that were completed in the prior period.

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as September 30, 2018. ASC 606 provides certain practical expedients that limit the requirement to disclose the aggregate amount of transaction price allocated to unsatisfied performance obligations.

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

ASU No. 2016-15

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). The standard clarifies the way certain cash receipts and cash payments are classified with the objective of reducing the existing diversity in practice. The standard was effective for fiscal years and interim periods beginning after December 15, 2017. The adoption of this update did not have a material impact on our Consolidated Financial Statements.

Recent Accounting Pronouncements

We evaluate all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB) for consideration of their applicability. ASUs not included in our disclosures were assessed and determined to be either not applicable or are not expected to have a material impact on our Consolidated Financial Statements.

ASU No. 2016-02

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The update is aimed at making leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. This guidance is effective for annual and interim periods beginning on or after December 15, 2018 and early adoption is permitted. The standard requires the use of a modified retrospective transition approach for existing leases. The Company plans to implement ASU 2016-02 on January 1, 2019. using the modified retrospective approach and are still evaluating whether we will elect the practical expedients allowed in the standard. We continue to evaluate the impact of the adoption of ASU 2016-02 on our consolidated financial statements; however, we expect that the adoption of ASU 2016-02 will primarily impact our real-estate leases.

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

Note 3. Marketable Securities

The Company’s marketable securities consisted of the following:

	September 30, 2018
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Marketable securities:
Short-term
Money market accounts	$4,726	$—	$—	$4,726
Commercial paper	899	—	—	899
Corporate debt securities	23,291	2	(78)	23,215
Less: cash equivalents	(4,726)	—	—	(4,726)
Total short-term marketable securities	24,190	2	(78)	24,114
Corporate debt securities	4,295	—	(45)	4,250
Total long-term marketable securities	4,295	—	(45)	4,250
Total marketable securities	$28,485	$2	$(123)	$28,364

	December 31, 2017
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Marketable securities:
Short-term
Money market accounts	$723	$—	$—	$723
Corporate debt securities	20,040	2	(48)	19,994
Less: cash equivalents	(723)	—	—	(723)
Total short-term marketable securities	20,040	2	(48)	19,994
Corporate debt securities	14,999	—	(116)	14,883
Total long-term marketable securities	14,999	—	(116)	14,883
Total marketable securities	$35,039	$2	$(164)	$34,877

Management determined that the gross unrealized losses of $123,000 on the Company’s marketable securities as of September 30, 2018 were temporary in nature. Gross unrealized losses on the Company’s marketable securities were $164,000 as of December 31, 2017. The Company currently does not intend to sell these securities prior to maturity and does not consider these investments to be other-than-temporarily impaired as of September 30, 2018.

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

The following table presents information about our financial assets measured at fair value on a recurring basis, based on the three-tier fair value hierarchy:

	September 30, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Marketable securities:
Money market accounts	$4,726	$4,726	$—	$—
Commercial paper	899	—	899	—
Corporate debt securities	27,465	—	27,465	—
Total marketable securities	$33,090	$4,726	$28,364	$—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Marketable securities:
Money market accounts	$723	$723	$—	$—
Corporate debt securities	34,877	—	34,877	—
Total marketable securities	$35,600	$723	$34,877	$—

The Company’s Level 1 assets include money market instruments and are valued based upon observable market prices. Level 2 assets consist of commercial paper and corporate debt securities. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. As of September 30, 2018, the Company had no investments that were measured using unobservable (Level 3) inputs.

There were no transfers between fair value measurement levels during the nine months ended September 30, 2018.

Gross unrealized gains or losses for cash equivalents and marketable securities as of September 30, 2018 were not material. As of September 30, 2018, unrealized losses for securities in an unrealized loss position for more than 12 months were $100,000. During the nine months ended September 30, 2018, the Company did not recognize other-than-temporary impairment losses related to its marketable securities.

Note 5. Fixed Assets

Major classes of fixed assets consisted of the following:

		September 30,	December 31,
	Useful Lives	2018	2017
		(in thousands)
Computer hardware	3 Years	$1,500	$1,435
Computer software	3 Years	485	463
Medical lab equipment	5 Years	8,136	7,145
Furniture and fixtures	5 Years	234	159
Leasehold improvements	Shorter of lease term or estimated useful life	773	763
Assets not yet placed in service		1,070	1,074
Total		12,198	11,039
Less: Accumulated depreciation		(5,345)	(3,767)
Property and equipment, net		$6,853	$7,272

Depreciation expense on fixed assets totaled $547,000 and $438,000 for the three months ended and $1.6 million and $1.3 million for the nine months ended September 30, 2018 and 2017, respectively.

Note 6. Other Current Assets

Other current assets consisted of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Reagents	$301	$231
Prepaid expenses	468	624
Prepaid income taxes	1,281	1,313
Marketable securities interest receivable	286	204
Other receivable	34	66
Total	$2,370	$2,438

Reagents are used for DNA sequencing applications in the Company’s DNA sequencing equipment.

Note 7. Reporting Segment and Geographic Information

The Company views its operations and manages its business in one reporting segment. All long-lived assets were located in the United States during the three and nine months ended September 30, 2018 and 2017. Revenue by region was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Revenue:
United States	$3,273	$2,191	$9,099	$6,568
Foreign:
Canada	1,120	937	3,160	3,168
People's Republic of China ("PRC")	23	561	72	2,608
Other Countries	1,209	814	3,347	2,105
Total	$5,625	$4,503	$15,678	$14,449

Note 8. Commitments and Contingencies

Operating Leases

The Company has commitments under various non-cancelable operating leases with varying terms through August 2023. The Company has options to renew some of these leases for three years after their expiration.

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

Rent expense was approximately $70,000 and $70,000 for the three months ended and $298,000 and $185,000 for the nine months ended September 30, 2018 and 2017, respectively.

In January 2018, we entered into a lease renewal of our headquarters in Temple City, California, which commenced on February 1, 2018 and expires on January 31, 2021. The total annual rent under the lease is approximately $269,000.

In June 2018, we entered into a lease of office space in El Monte, California, which commenced on August 13, 2018 and expires on August 31, 2023. The total annual rent under the lease is approximately $279,000.

FF Gene Biotech

See Note 14 for a description of the Company’s commitments related to its joint venture, FF Gene Biotech (as defined in Note 14).

Purchase Obligations

As of September 30, 2018, the Company had purchase obligations of $1.4 million for reagents, payable within the next twelve months.

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

The tax effects related to unrealized holding gains (losses) on marketable securities were $15,000 and $10,000 for three and nine months ended September 30, 2018, respectively, and $10,000 and $27,000 for the three and nine months ended September 30, 2017, respectively.

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

The Company has included equity-based compensation expense as part of cost of revenue and operating expenses in the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue	$121	$133	$396	$341
Research and development	214	194	517	602
Selling and marketing	115	93	336	213
General and administrative	138	129	457	382
Total	$588	$549	$1,706	$1,538

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

The Company’s effective tax rate was 45% for the three months ended September 30, 2018, compared with 31% for the three months ended September 30, 2017. The effective tax rate was 23% for the nine months ended September 30, 2018, compared with 41% for the nine months ended September 30, 2017. The change in effective tax rate for the three and nine months ended September 30, 2018, was primarily attributable to the reduction of the U.S. federal corporate income tax rate pursuant to the 2017 Tax Act legislation which makes significant changes to the U.S. tax law, including a reduction in the corporate tax rate from 35% to 21% starting in 2018, offset by the net effect of state income taxes and certain expenses or adjustments related to equity-based. The Company has recorded a return to provision benefit during the quarter of approximately $207,000, comprised primarily of U.S. federal and state research credits reflected on the Company’s 2017 tax returns.

The Company will file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions for the year ending December 31, 2018. As of September 30, 2018, there were no pending tax audits in any jurisdiction.

Note 12. Loss per Share

The following table presents the calculation of basic and diluted loss per share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Net loss	$(595)	$(1,093)	$(3,554)	$(886)
Weighted-average common shares—outstanding, basic	18,012	17,752	17,931	17,713
Weighted-average common shares—outstanding, diluted	18,012	17,752	17,931	17,713
Net loss per common share, basic	$(0.03)	$(0.06)	$(0.20)	$(0.05)
Net loss per common share, diluted	$(0.03)	$(0.06)	$(0.20)	$(0.05)

The following securities have been excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Options	429	325	424	340
RSUs	1,045	679	914	308

The anti-dilutive shares described above were calculated using the treasury stock method. During the three and nine months ended September 30, 2018 and 2017, the Company had outstanding stock options and RSUs that were excluded from the weighted-average share calculation due to the Company’s net loss position.

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

From time to time, the Company performs research testing services for the Foundation. The Company did not recognize any revenue during the three and nine months ended September 30, 2018 or 2017 as consideration for such services. Additionally, the Company subleases certain of its headquarters facilities to the Foundation. The Company recognized $16,000 and $7,000 in the three months ended and $24,000 and $14,000 for the nine months ended September 30, 2018 and 2017, respectively, as consideration for such sublease. As of September 30, 2018, and December 31, 2017, zero was owed to the Company by the Foundation in connection with these relationships.

From time to time, the Company performs genetic sequencing services for the University. The Company recognized $37,000 and $20,000 as consideration for such services in the three months ended and $53,000 and $55,000 for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, and December 31, 2017, $39,000 and $40,000, respectively, was owed to the Company by the University in connection with this relationship.

As more fully described in Note 14, in April 2017, the Company, through an affiliated company formed for the purpose of the relationship, entered into a cooperation agreement (the “JV Agreement”) with Xilong Scientific Co., Ltd. (“Xilong Scientific”) and Fuzhou Jinqiang Investment Partnership (LP) (“FJIP”) to form a joint venture under the laws of the People’s Republic of China (“PRC”) called Fujian Fujun Gene Biotech Co., Ltd. (“FF Gene Biotech”). Xilong Scientific is an affiliate of Xi Long USA, Inc., a large stockholder of the Company that, as of September 30, 2018, owned 11% of the outstanding shares of the Company’s common stock, and FJIP is owned by key management of FF Gene Biotech, including Dr. Han Lin Gao, the Chief Scientific Officer and a large stockholder of the Company and the owner of approximately 25% of FJIP.

Fulgent Pharma utilizes space in the facility at which our laboratory and corporate headquarters are located. Since the completion of the Pharma Split-Off, Fulgent Pharma reimburses us for the portion of the rent we pay that is attributable to the space it uses, which amounts are not significant. As of September 30, 2018, and December 31, 2017, $16,000 and $3,000, respectively, was due from Fulgent Pharma as a result of this arrangement, which is recorded in Other receivable in Other current assets in the accompanying condensed consolidated balance sheets.

Note 14. Equity Method Investments

In April 2017, the Company, through an affiliated company formed for the purpose of the relationship, entered into the JV Agreement with Xilong Scientific and FJIP to form FF Gene Biotech, a joint venture formed under the laws of the PRC to offer genetic testing services to customers in the PRC. Pursuant to the terms of the JV Agreement, the Company has agreed to contribute to FF Gene Biotech genetic sequencing and other equipment with a total cost of 60,000,000 renminbi (“RMB”) over a three-year period for a 30% ownership interest in FF Gene Biotech, Xilong Scientific has agreed to contribute to FF Gene Biotech 102,000,000 RMB over a three-year period for a 51% ownership interest in the FF Gene Biotech, and FJIP has agreed to contribute to FF Gene Biotech 19,000,000 RMB over a five-year period for a 19% ownership interest in FF Gene Biotech. The Company’s maximum exposure to fund losses of FF Gene Biotech as a result of its minority ownership of this entity is equal to its contribution obligation under the JV Agreement as described above. As of September 30, 2018, 40.3 million RMB (or approximately $5.9 million U.S. dollars) remains to be contributed to the investee under the terms of the JV agreement. To date, the Company has purchased and contributed equipment with an aggregate fair value of $3.0 million pursuant to its contribution commitment under the JV Agreement. The Company accounted for this contribution in accordance with ASC 845, Nonmonetary Transactions, and recorded an investment based on the fair value of the contributed equipment, which is the same as carryover basis.

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

The Company accounts for its 30% interest in FF Gene Biotech using the equity method of accounting. The Company recorded its proportionate share of the losses of FF Gene Biotech in the three and nine months ended September 30, 2018 in the accompanying condensed consolidated statements of operations, and recorded its contribution to date, net of its proportionate share in the accumulated losses of FF Gene Biotech, in the accompanying condensed consolidated balance sheet as of September 30, 2018.

The Company entered into a license agreement with FF Gene Biotech, pursuant to which it granted FF Gene Biotech a license to use certain of the Company’s clinical molecular diagnostic gene detection technology and related software and proprietary reference library of genetic information, along with any improvements on this technology that they may develop during the term of the license agreement. Under the license agreement, FF Gene Biotech will pay to the Company, on a quarterly basis, certain royalties based on the revenues of FF Gene Biotech. The Company earned $12,000 and $47,000 for royalties under the license agreement for the three and nine months ended September 30, 2018.

In November 2017, FF Gene Biotech invested and formed a majority-owned subsidiary that focuses on sales and marketing for FF Gene Biotech.

Equity method investments as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018		December 31, 2017
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
	(in thousands)
FF Gene Biotech	$1,746	30%	$1,937	30%
Total equity method investments	$1,746	30%	$1,937	30%

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

We offer tests at competitive prices, averaging approximately $987 per billable test delivered in the nine months ended September 30, 2018, and at a lower cost to us than many of our competitors, averaging approximately $499 per billable test delivered in the nine months ended September 30, 2018. Our volume has grown rapidly since our commercial launch, with 5,569 and 15,890 billable tests delivered in the three and nine months ended September 30, 2018, respectively, compared to 4,072 and 12,365 billable tests delivered in the three and nine months ended September 30, 2017, respectively. An aggregate of over 52,793 billable tests were delivered to approximately 970 customers since launching our first commercial genetic tests in 2013 and through September 30, 2018. We have experienced compound quarterly growth of 5% in the number of billable tests delivered in our last eight completed fiscal quarters. We recorded revenue and net loss of $5.6 million and $595,000, respectively, in the three months ended September 30, 2018, compared to revenue and net loss of $4.5 million and $1.1 million, respectively, in the three months ended September 30, 2017. We recorded revenue and net loss of $15.7 million and $3.6 million, respectively, in the nine months ended September 30, 2018, compared to revenue and net loss of $14.4 million and $886,000 in the nine months ended September 30, 2017. We achieved profitability in the first half of 2017, but we have recorded losses in all other periods since our inception.

Following the change to our revenue recognition policy effective as of January 1, 2018, as discussed under “Critical Accounting Policies and Use of Estimates” below, tests delivered to certain customers, namely customers whose tests are paid for by third-party payors, are counted as billable tests at a different time in the delivery and payment process under our new policy as compared to our former policy. Under our former policy, revenue for tests paid for by third-party payors was generally not recognized until we received payment for the tests, due to the inability to satisfy all criteria required to recognize revenue under our former policy before that time; in contrast, under our new policy, some amount of revenue for tests paid for by third-party payors is recognized upon delivery of the test due to our expectation of receiving a cash payment for the tests. As a result, in 2017 under our former policy, these tests were not counted as billable tests delivered until the period in which we received full cash payment for the tests and commencing in 2018 and going forward thereafter under our new policy, these tests are counted as billable tests delivered in the period in which the test is delivered to the customer, which is generally an earlier date and may be in an earlier quarterly or annual period. Accordingly, an increase in the number of billable tests delivered between a period governed by our former policy and a period governed by our new policy, and changes to other operating data metrics that are calculated using the number of billable tests delivered, are attributable in part to this impact of the change to our revenue recognition policy.

In addition, under our new revenue recognition policy, the amount of revenue we recognize upon delivery of one of our tests reflects the consideration to which we expect to be entitled for the test, which we determine in part from the expected collectability of payment based on historical patterns and other relevant factors. For tests paid for by third-party payors, which has represented only a very small portion of our billable tests delivered to date and with which we have little historical experience on which to base collectability determinations, we may recognize in the period in which these tests are delivered only a small portion of the total revenue that we may eventually receive for the tests; however, we will count all of these tests as billable tests delivered in the period (thus impacting our average price per billable test delivered for the period) and we will record all of our costs for these tests in the period, because we expense these costs as they are incurred (thus impacting our cost per billable test delivered for the period). Accordingly, decreases in our average price per billable test delivered or our cost per billable test delivered, as well as our overall collectability rates, between a period governed by our former policy and a period governed by our new policy are attributable in part to the impact of the change to our revenue recognition policy.

As noted above, in all periods to date, we have sold a relatively small number of our tests to customers that pay for tests through third-party payors, and we have received only a small portion of our revenue from these payors. As a result of these factors, we do not estimate the change to our revenue recognition policy, or the resulting changes to the counting or calculation of our operating data metrics as described above, had a material impact on our results of operations in 2017 (governed by our former revenue recognition policy) or 2018 (governed by our new revenue recognition policy), or the comparison of our results or these metrics between these periods; however, if and as tests and revenue from these customers and payors increase, the impact of these changes on our results, including revenue levels and collectability rates, operating data metrics and period-to-period comparisons could become more material.

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

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2018	2017	Change	Change	2018	2017	Change	Change
Statement of Operations Data:	(dollars in thousands, except Other Operating Data)
Revenue	$5,625	$4,503	$1,122	25%	$15,678	$14,449	$1,229	9%
Cost of revenue	2,612	2,268	344	15%	7,928	6,006	1,922	32%
Gross profit	3,013	2,235	778	35%	7,750	8,443	(693)	(8)%
Operating expenses:
Research and development	1,438	1,128	310	27%	4,108	2,899	1,209	42%
Selling and marketing	1,115	1,383	(268)	(19)%	3,524	3,125	399	13%
General and administrative	1,306	1,205	101	8%	4,159	3,831	328	9%
Total operating expenses	3,859	3,716	143	4%	11,791	9,855	1,936	20%
Operating loss	(846)	(1,481)	635	(43)%	(4,041)	(1,412)	(2,629)	186%
Interest and other income	143	145	(2)	(1)%	336	384	(48)	(13)%
Loss before income taxes and equity loss in investee	(703)	(1,336)	633	(47)%	(3,705)	(1,028)	(2,677)	260%
Benefit from income taxes	(318)	(415)	97	(23)%	(852)	(419)	(433)	103%
Loss before equity loss in investee	(385)	(921)	536	(58)%	(2,853)	(609)	(2,244)	368%
Equity loss in investee	(210)	(172)	(38)	22%	(701)	(277)	(424)	153%
Net loss	$(595)	$(1,093)	$498	(46)%	$(3,554)	$(886)	$(2,668)	301%

Other Operating Data:
Billable tests delivered(1)	5,569	4,072		37%	15,890	12,365		29%
Average price per billable test delivered(2)	$1,010	$1,106		(9)%	$987	$1,168		(15)%
Cost per billable test delivered(3)	$469	$557		(16)%	$499	$486		3%

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

Revenue

Revenue increased $1.1 million, or 25%, from $4.5 million in the three months ended September 30, 2017 to $5.6 million in the three months ended September 30, 2018, and increased $1.2 million or 9% from $14.4 million in the nine months ended September 30, 2017 to $15.7 million in the nine months ended September 30, 2018. The increase in revenue between periods was primarily due to increase in the number of billable tests delivered.

The average price of the billable tests we delivered decreased from $1,106 in the three months ended September 30, 2017 to $1,010 in the three months ended September 30, 2018 and from $1,168 in the nine months ended September 30, 2017 to $987 in the nine months ended September 30, 2018. We believe this decrease was due to (i) the mix of tests we delivered in these periods, including more sequencing as a service research tests and other lower price-point tests in the three and nine months ended September 30, 2018, (ii) our reduction of prices for certain of our tests due to general price degradation for genetic tests and other competitive factors during the three and nine months ended September 30, 2018, and (iii) the mix of customers ordering tests in these periods, which may order tests at different rates depending on the arrangements we have negotiated with them, and for which we may recognize different amounts of revenue at different times in the delivery and payment process based on the impact of our revenue recognition policy on, and differing collectability rates among, various customer groups.

Revenue from non-U.S. sources increased $40,000, or 2% from $2.3 million in the three months ended September 30, 2017 to $2.4 million in the three months ended September 30, 2018, and decreased approximately $1.3 million, or 17%, from $7.9 million in the nine months ended September 30, 2017 to $6.6 million in the nine months ended September 30, 2018. The increase in revenue from non-U.S. sources between the three-month periods was primarily due to increased sales to customers in Canada and other countries, which increased by $183,000 and $395,000, respectively, partially offset by decreased sales to customers in the PRC, which decreased by $538,000. The decrease in revenue from non-U.S. sources between the nine-month periods was primarily due to decreased sales to customers in the PRC, which decreased by $2.5 million, partially offset by increased sales to customers in other countries, which increased by $1.2 million. The decrease in sales to customers in the PRC was attributable to decreased sales to two customers that contributed a significant portion of our revenue in the three and nine months ended September 30, 2017, collectively, 12% and 18%, respectively, but ordered no tests and generated no revenue to us in the three or nine months ended September 30, 2018; going forward, we do not expect meaningful revenue from these two customers.

The number of billable tests we delivered increased 1,497, from 4,072 in the three months ended September 30, 2017 to 5,569 in the three months ended September 30, 2018, and increased 3,525, from 12,365 in the nine months ended September 30, 2017 to 15,890 in the nine months ended September 30, 2018. We believe this increase was primarily attributable to the expansion of our test menu, including the introduction of our Beacon carrier screening panel tests in the third quarter of 2017, an increase in sales to certain of our existing customers and an increase in sequencing as a service test orders, combined with growth in the genetic testing market and increased physician awareness and acceptance of genetic tests generally.

In the three and nine months ended September 30, 2018, when customers who, to our knowledge, are under common control or otherwise affiliated with each other are aggregated, one group of affiliated customers contributed 13% of our total revenue.

Cost of Revenue

Cost of revenue increased $344,000, or 15%, from $2.3 million in the three months ended September 30, 2017 to $2.6 million in the three months ended September 30, 2018. The increase was primarily due to increases of $220,000 in reagent and supply expenses related to increased billable tests delivered, $68,000 in personnel costs related to increased headcount, and $43,000 in depreciation costs due to increased medical laboratory equipment purchased to expand our capacity and throughput.

Cost of revenue increased $1.9 million, or 32%, from $6.0 million in the nine months ended September 30, 2017 to $7.9 million in the nine months ended September 30, 2018. The increase was primarily due to increases of $1.0 million in reagent and supply expenses related to increased billable tests delivered during the nine months ended September 30, 2018, $433,000 in personnel costs related to increased headcount, and $305,000 in depreciation costs due to increased medical laboratory equipment purchased to expand our capacity and throughput.

Cost per billable test delivered decreased $88, or 16%, from $557 in the three months ended September 30, 2017 to $469 in the three months ended September 30, 2018 as the increase in the number of billable tests we delivered was greater than the increase in our cost of revenue. The greater increase in number of billable tests we delivered was primarily attributable to expansion of our test menu. Cost per billable test delivered increased $13, or 3%, from $486 in the nine months ended September 30, 2017 to $499 in the nine months ended September 30, 2018 as the increase in our cost of revenue was greater than the increase in the number of billable tests we delivered. This greater increase in cost of revenue was primarily attributable to increased headcount and facility costs.

Our gross profit increased $778,000, from $2.2 million in the three months ended September 30, 2017 to $3.0 million in the three months ended September 30, 2018, and decreased $693,000, from $8.4 million in the nine months ended September 30, 2017 to $7.8 million in the nine months ended September 30, 2018. Our gross profit as a percentage of revenue, or gross margin, increased from 49.6% to 53.6% between three months ended September 30, 2017 and 2018, and the increase in gross margin was due to greater increase in revenue than increase in cost of revenue between the same periods, for the reasons described above. Our gross profit as a percentage of revenue, or gross margin, decreased from 58.4% to 49.4% between the nine months ended September 30, 2017 and 2018. The decrease in gross margin was due to greater increase in cost of revenue than increase in revenue between the same periods, for the reasons described above.

Research and Development

Research and development expenses increased $310,000, or 27%, from $1.1 million in the three months ended September 30, 2017 to $1.4 million in the three months ended September 30, 2018. The increase was primarily due to an increase of $247,000 in personnel costs related to increased headcount.

Research and development expenses increased $1.2 million, or 42%, from $2.9 million in the nine months ended September 30, 2017 to $4.1 million in the nine months ended September 30, 2018. The increase was primarily due to increases of $784,000 in personnel costs related to increased headcount and $386,000 in in reagent and supply expenses related to our increased efforts to maintain our technology advantage and expand our test menu, evidenced by the development of our somatic test in the nine months ended September 30, 2018.

Selling and Marketing

Selling and marketing expenses decreased $268,000, or 19% from $1.4 million in the three months ended September 30, 2017 to $1.1 million in the three months ended September 30, 2018. The decrease was primarily due to a decrease of $308,000 in marketing costs related to some marketing initiatives incurred in the prior period but did not incur in the current period, partially offset by an increase of $129,000 in personnel costs related to an increased headcount.

Selling and marketing expenses increased $399,000, or 13%, from $3.1 million in the nine months ended September 30, 2017 to $3.5 million in the nine months ended September 30, 2018. The increase was primarily due to increases of $465,000 in personnel costs and $123,000 in equity-based compensation costs related to increased headcount and $136,000 in commission and fees related to strategic marketing agreements, partially offset by a decrease of $275,000 in marketing costs related to some marketing initiatives incurred in prior period but did not incur in current period.

General and Administrative

General and administrative expenses increased $101,000, or 8%, from $1.2 million in the three months ended September 30, 2017 to $1.3 million in the three months ended September 30, 2018. The increase was primarily due to an increase of $93,000 in legal and professional costs related to general data protection regulation compliance.

General and administrative expenses increased $328,000, or 9%, from $3.8 million in the nine months ended September 30, 2017 to $4.2 million in the nine months ended September 30, 2018. The increase was primarily due to increase of $224,000 in bad debt expenses related to additional reserve for doubtful accounts.

Interest and Other Income

Interest income was $151,000 and $109,000 in the three months ended September 30, 2018 and 2017, respectively, and $410,000 and $342,000 in the nine months ended September 30, 2018 and 2017, respectively. This income related to interest received on various investments in marketable securities.

Other income was not significant in the three or nine months ended September 30, 2018 and 2017. The primary component of other income in both periods was foreign currency valuation gains (losses).

Benefit from Income Taxes

Benefits from income taxes were $(318,000) and $(852,000) for the three and nine months ended September 30, 2018, respectively, and $(415,000) and $(419,000) for the three and nine months ended September 30, 2017, respectively. The effective tax rate was 45% for the three months ended September 30, 2018, compared with 31% for the three months ended September 30, 2017. The effective tax rate was 23% for the nine months ended September 30, 2018, compared with 41% for the nine months ended September 30, 2017. The change in effective tax rate for the three and nine months ended September 30, 2018, was primarily attributable to the reduction of the U.S. federal corporate income tax rate pursuant to the 2017 Tax Act legislation which makes significant changes to the U.S. tax law, including a reduction in the corporate tax rate from 35% to 21% starting in 2018, offset by the net effect of state income taxes and certain expenses or adjustments related to equity-based. The Company has recorded a return to provision benefit during the quarter of approximately $207,000, comprised primarily of U.S. Federal and state research credits reflected on the Company’s 2017 tax return.

Equity Loss in Investee

Equity loss in investee was $210,000 and $172,000 in the three months ended September 30, 2018 and 2017, respectively, and $701,000 and $277,000 in the nine months ended September 30, 2018, respectively. Equity loss in investee relates to our 30% ownership interest in our joint venture, which we refer to as FF Gene Biotech and which we worked with a large stockholder of our company to form in the second quarter of 2017 to offer genetic testing services to customers in the PRC.

Liquidity and Capital Resources

Liquidity and Sources of Cash

We had $6.5 million and $8.5 million in cash and cash equivalents and $34.9 million and $28.4 million in marketable securities, consisting of corporate bonds, as of December 31, 2017 and September 30, 2018, respectively.

Since commencing operations in May 2012, our operations have been financed primarily by our founder, Chief Executive Officer and Chairman of our board of directors, Ming Hsieh, and in more recent periods, by cash from our operations and equity financings.

Our primary uses of cash are to fund our operations as we continue to invest in and seek to grow our business. Cash used to fund operating expenses is impacted by the timing of our expense payments, as reflected in the changes in our outstanding accounts payable and accrued expenses. In addition, in connection with the establishment of FF Gene Biotech, we became obligated to contribute to FF Gene Biotech genetic sequencing and other equipment with a total cost of 60,000,000 renminbi, or RMB, over a three-year period. To date, we have purchased and contributed to FF Gene Biotech equipment with an aggregate fair value of $3.0 million, of which, $2.5 million was contributed in the third quarter of 2017 and $510,000 was contributed in second quarter of 2018, and as of September 30, 2018, 40.3 million RMB (or approximately $5.9 million U.S. dollars) of our total contribution obligations remain to be satisfied. Depending on the performance of FF Gene Biotech, this joint venture may never produce sufficient revenue to us to recover these capital and other investments, and could cause our revenue to decrease if any of our direct customers in Asia choose to order genetic tests from FF Gene Biotech instead of from us, any of which could negatively affect our liquidity and cash flows. In addition, although we have in the past made cash distributions for tax and other purposes to the equity holders of our predecessor, we do not expect to use our cash make these or any other types of distributions or dividends in the foreseeable future.

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

Cash Flows

The following table summarizes our cash flows for each of the periods indicated:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash (used in) provided by operations	$(1,453)	$2,572
Cash provided by (used in) investing activities	$3,486	$(286)
Cash provided by (used in) financing activities	$10	$(774)

Operating Activities

Cash used in operating activities in the nine months ended September 30, 2018 was $1.5 million. The difference between net loss and cash used in operating activities for the period was primarily due to the effects of $1.7 million in equity-based compensation expenses and $1.6 million in the depreciation of assets, partially offset by $887,000 in deferred taxes. Cash used in operating activities decreased between periods primarily due to a $2.0 million increase in accounts receivable mainly due to timing of collections from customers, a $175,000 decrease in accounts payable due to timing of payments, partially offset by the negative effect of a $334,000 increase in accrued liabilities mainly related to payroll liabilities and deferred revenue.

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

Investing Activities

Cash provided by investing activities in the nine months ended September 30, 2018 was $3.5 million, which primarily related to proceeds of $19.4 million related to maturities of marketable securities, partially offset by purchase of $13.2 million marketable securities, purchase of $2.2 million fixed assets consisting mainly of medical laboratory equipment computer hardware and leasehold improvements, and purchased equipment with a fair value of $510,000 contributed to FF Gene Biotech.

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

Financing Activities

Cash provided by financing activities in the nine months ended September 30, 2018 was minimal. Cash used in financing activities in the nine months ended September 30, 2017 was $774,000, which represents payments of $801,000 for our initial public offering costs, partially offset by $27,000 in cash proceeds from exercises of stock options.

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

The Company previously recognized revenue from third-party payors on a cash basis. Under the new revenue recognition standard, the Company recognizes revenue from third-party payors on an accrual basis at the time of delivery of genetic test results to these customers. This results in the Company’s recognition of revenue from these parties under the new standard earlier than it recognized revenue from these parties under the Company’s prior revenue recognition.

Upon adopting the new standard on January 1, 2018, the Company recorded an adjustment of $327,000 to beginning accumulated deficit and accounts receivable, to reflect genetic tests previously delivered to third-party payors for which revenue was not recognized as of such date. For the three and nine months ended September 30, 2018, the Company recorded $143,000 and $677,000 respectively as revenue for genetic tests delivered to third-party payors.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

In the first six months of 2018, we added and/or modified certain internal controls and processes in conjunction with adopting the new revenue recognition standard in January 2018 under the modified retrospective approach. These changes primarily relate to the implementation of accrual based revenue recognition for revenue from third-party payors, including estimation and constraint of accrual estimates of revenue upon delivery of genetic test results to customers, and subsequent monitoring of cash collections to support re-estimation of revenue from third-party payors at each reporting period. There have not been any additional changes in our internal control (as required by Rule 13a-15(b) under the Exchange Act) over the financial reporting during the nine months ended September 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before making any investment decision with respect to our common stock, you should carefully consider the risks described below and all of the other information included in this report and the other filings we make with the SEC. We believe the risks and uncertainties described below are the most significant we face; and the occurrence of any of these risks could harm our business, financial condition, results of operations, prospects and reputation and could cause the trading price of our common stock to decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.

Business and Strategy Risks

Our results of operations may fluctuate significantly from period to period and can be difficult to predict.

Our results of operations have experienced fluctuations from period to period, which we expect may continue in the future. These fluctuations can occur because of a variety of factors, including, among others, the amount and timing of sales of billable tests; the prices we charge for our tests due to changes in product, customer or payor mix, general price degradation for genetic tests or other competitive factors; the rate and timing of our billings and collections; and the timing and amount of our commitments and other payments, as well as the other risk factors discussed in this report. In addition, in certain prior periods, our results have been impacted by events that may not recur regularly, in the same amounts or at all in the future. Moreover, our limited operating history makes it difficult to determine if fluctuations in our performance reflect seasonality or other trends or are the result of other factors or events. These fluctuations in our operating results may render period-to-period comparisons less meaningful, and investors should not rely on the results of any one period as an indicator of future performance. Additionally, these fluctuations in our operating results could cause our performance in any particular period to fall below the expectations of securities analysts or investors or guidance we have provided to the public, which could negatively affect the price of our common stock.

We have a history of losses, and we may not be able to achieve or sustain profitability.

We have a history of losses. Although we achieved profitability in the first three months of 2017, we have recorded losses in all other periods since our inception. As a result, we may not be able to achieve profitability in any future period, and even if we can achieve profitability, we may not be able to sustain it. Further, we have generated limited revenue to date, and our historical revenue levels may not grow at historical rates or at all, and we may not be able to achieve or sustain profitability. We may incur additional losses in the future, particularly as we focus on investing in and growing our business and operations and experience related increases in expenses. Our prior losses and any future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital, which could negatively impact our operations and your investment in our company. Any failure to sustain or grow our revenue levels and achieve or maintain profitability would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.

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

Our sales and marketing strategies also include a continued focus on growing our international sales and customer base, which we plan to pursue through our direct sales team, a number of independent contractor sales representatives, and, if opportunities arise, by engaging distributors or establishing other types of arrangements, such as joint ventures or other relationships, to manage or assist with sales, logistics, education or customer support in certain territories. To this end, we have worked with Xi Long USA, Inc., or Xi Long, a large stockholder of our company, to form a joint venture in the second quarter of 2017, which we refer to as FF Gene Biotech, to offer genetic testing to customers in the People’s Republic of China, or PRC. Although we believe this joint venture could result in expanded long-term opportunities to address the genetic testing market in Asia, these expectations could turn out to be wrong and we may never realize the benefits we anticipate from this joint venture. While it may become necessary to identify, qualify and engage other commercial partners or distributors with local industry experience and knowledge in order to effectively market and sell our tests outside the United States, we have not established any such relationships to cover any non-U.S. territories except for this joint venture in the PRC. As a result, we may not be successful in finding, attracting and retaining qualified distributors or other commercial partners or we may not be able to enter into arrangements covering desired territories on favorable terms. In addition, sales practices utilized by distributors or other commercial partners that are locally acceptable may not comply with sales practices or standards required under U.S. laws that apply to us, which could subject us to additional compliance risks. If our sales and marketing efforts outside the United States are not successful, we may not achieve significant acceptance for our tests in international markets, which could materially and adversely impact our business operations.

We will need to invest in and expand our infrastructure and hire additional skilled personnel in order to support our desired growth, and our failure to effectively manage any future growth could jeopardize our business.

To increase the volume of tests we offer and deliver, we must invest in our infrastructure, including our testing capacity and information systems, enterprise software systems, customer service, billing and collections systems and processes and internal quality assurance programs. We will also need to invest in our workforce by hiring additional skilled personnel, including biostatisticians, geneticists, software engineers, laboratory directors and specialists, sales and marketing experts and other scientific, technical and managerial personnel to market, process, interpret and validate the quality of results of our genetic tests and otherwise manage our operations. For example, before we deliver a report for any of our genetic tests, the results summarized in the report must be reviewed and approved by a licensed and qualified laboratory director. We currently have two such laboratory directors with all of the required licenses, including Dr. Han Lin Gao. We may need to hire more licensed laboratory directors in the future to further scale our business. If we fail to hire additional qualified personnel when needed or otherwise develop our infrastructure sufficiently in advance of demand or if we fail to generate demand commensurate with our level of investment in our infrastructure, our business, prospects, financial condition and results of operations could be adversely affected. Additionally, although we do not presently have plans to acquire new or expand our existing laboratory space, we may need to do so in the future if our test volume increases, and any need to obtain an additional facility or replace our existing facility with a larger one could involve significant costs and challenges.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or JOBS Act, and we will remain an emerging growth company until December 31, 2021, unless, before that date, our gross revenue exceeds $1.07 billion in any fiscal year, we issue more than $1.0 billion of non-convertible debt in any three-year period or the market value of our common stock held by non-affiliates exceeds $700.0 million as of the last business day of the second fiscal quarter of any fiscal year. In addition, beginning in 2018, we are a smaller reporting company, as defined in applicable SEC rules, and we will remain a smaller reporting company until the market value of our common stock held by non-affiliates, or public float, equals or exceeds $250.0 million. When and if our public float exceeds $250.0 million, we may still qualify to report as a smaller reporting company provided our public float is less than $700.0 million and our annual revenues are less than $100.0 million for the year preceding the date of determination. As an emerging growth company and a smaller reporting company, we are eligible for exemptions from certain reporting requirements applicable to other public companies, including reduced financial statement and other financial disclosure requirements in registration statements and periodic reports we file, reduced disclosure obligations regarding executive compensation and, so long as we remain an emerging growth company, exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and the requirements to hold non-binding advisory votes on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved. We have relied on many of these exemptions in our registration statements and periodic reports to date, and investors may find our common stock less attractive if we choose to continue to rely on these exemptions, in which case there may be a less active trading market for our common stock and our stock price may be more volatile.

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

To date, we have used $5.9 million of the net proceeds from the IPO, of which, $3.0 million was used for contributions to our joint venture, FF Gene Biotech, with $2.5 million made during the third quarter of 2017 and $510,000 made in the second quarter of 2018 in partial satisfaction of our contribution obligations under the cooperation agreement for the joint venture, and $2.9 million to fund the Company’s operations. All other net proceeds from the IPO are invested in short-term, investment-grade, interest-bearing securities, such as money market accounts, certificates of deposit, commercial paper and guaranteed obligations of the U.S. government. There has been no material change in the planned use of proceeds from the IPO from that described in the Prospectus.

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

FULGENT GENETICS, INC.

Date: November 9, 2018	By:	/s/ Ming Hsieh
Ming Hsieh
President, Chief Executive Officer (principal executive officer)

Date: November 9, 2018	By:	/s/ Paul Kim
Paul Kim
Chief Financial Officer (principal financial and accounting officer)