Form 10-K
period 2018-12-31
Fulgent Genetics, Inc.
filed 2019-03-22
CIK 1674930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number 001-37894

FULGENT GENETICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-2621304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4978 Santa Anita Avenue, Suite 205 Temple City, CA	91780
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (626) 350-0537

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The Nasdaq Stock Market (Nasdaq Global Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES  ☐   NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   YES  ☐   NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒   NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒   NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company Emerging growth company	☒ ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐   NO  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2018 (computed by reference to the price at which the registrant’s common stock was last sold on such date, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the Nasdaq Global Market) was approximately $22.4 million.  For purposes of this calculation, it has been assumed that all shares of the registrant’s common stock held by directors, executive officers and persons beneficially owning 10% or more of the registrant’s common stock are held by affiliates; however, the treatment of these persons as affiliates for purposes of this calculation is not, and shall not be considered, a determination as to whether such persons are affiliates of the registrant for any other purpose.

As of March 1, 2019, there were 18,265,083 outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement for its 2019 annual meeting of stockholders are incorporated by reference in Part III of this report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are statements other than historical facts and relate to future events or circumstances or our future performance, and they are based on our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” “possible,” “likely,” “probable,” and similar expressions that convey uncertainty of future events or outcomes identify forward-looking statements.

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

•	our ability to strengthen our existing base of hospital and medical institution customers by maintaining or increasing demand from these customers;
•	our ability to grow and diversify our customer base, including our plans to target new institutional and individual customer groups;
•	our reliance on a limited number of suppliers and ability to adapt to possible disruptions in their operations;
•	our use of our sole laboratory facility and ability to adapt in the event it is damaged or rendered inoperable;
•

the level of success of our efforts to increase our global presence, including strengthening relationships with existing and new international customers and establishing other types of arrangements, including our joint venture in the People’s Republic of China, or PRC, or other international joint venture or distributor relationships we may pursue;

•	the impact on our business of our recent investments in building and restructuring our sales and marketing strategies and teams, and our plans for future sales and marketing efforts;
•	advancements in technology by us and our competitors;
•	our use of technology and ability to prevent security breaches, loss of data and other disruptions;
•

our ability to effectively manage any growth we may experience, including expanding our infrastructure, developing increased efficiencies in our operations and hiring additional skilled personnel in order to support any such growth;

•	developments with respect to U.S. and foreign regulations applicable to our business, and our ability to comply with these regulations;
•	our ability to prevent errors in interpreting the results of our tests so as to avoid product liability and professional liability claims;
•	our ability to obtain and maintain coverage and adequate reimbursement for our tests and to manage the complexity of billing and collecting such reimbursement;
•

the state of the U.S. and foreign healthcare markets, including the role of governments in the healthcare industry generally and pressures or incentives to reduce healthcare costs while expanding individual benefits, as well as the impact of general uncertainty in the U.S. healthcare regulatory environment following the results of the 2016 U.S. presidential election;

i

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

ii

PART I

Item 1. Business.

Overview

Fulgent is a growing technology company offering comprehensive genetic testing and providing physicians with clinically actionable diagnostic information they can use to improve the quality of patient care. We have developed a proprietary technology platform that allows us to offer a broad and flexible test menu and continually expand and improve our proprietary genetic reference library, while maintaining accessible pricing, high accuracy and competitive turnaround times. Combining next generation sequencing, or NGS, with our technology platform, we perform full-gene sequencing with deletion/duplication analysis in single-gene tests; pre-established, multi-gene, disease-specific panels; and customized panels that can be tailored to meet specific customer needs. We believe our test menu offers more genes for testing than our competitors in today’s market, which enables us to provide expansive options for test customization and clinically actionable results. After launching our first commercial genetic tests in 2013, we have expanded our test menu to include approximately 18,000 single-gene tests and more than 900 panels that collectively test for approximately 7,600 genetic conditions, including various cancers, cardiovascular diseases, neurological disorders and pediatric conditions. A cornerstone of our business is our ability to provide expansive options and flexibility for all clients’ unique genetic testing needs.

Genetic testing offers the possibility of early identification of a disease or a genetic predisposition to a disease and enhanced disease treatment and prognosis. As a result, we believe widespread genetic testing could enable significant health improvements and healthcare cost reductions by providing patients and clinicians with more advanced knowledge and options for personal health management plans. Due to these and other potential benefits, genetic testing has experienced significant growth in recent years. If this growth trend continues, we believe genetic testing will become part of standard medical care. The knowledge of a person’s unique genetic makeup could then begin to play a more important role in the practice of medicine. We believe this growth has been tempered in prior years, however, because many tests are prohibitively expensive, are produced through inefficient processes and often do not result in clinically actionable data. Through our technology platform, we have developed an offering that we believe addresses these industry challenges and provides a sustainable competitive advantage, both in today’s genetic testing market and as we seek to implement new diagnostic tools in the future.

Our technology platform, which integrates sophisticated data comparison and suppression algorithms, adaptive learning software, advanced genetic diagnostics tools and integrated laboratory processes, allows us to offer a test menu with expansive genetic coverage. We believe the comprehensive data output and high detection rates of our tests, both made possible by this expansive genetic coverage, provide physicians with information they can readily incorporate into treatment decisions for their patients, which we refer to as clinical actionability. In addition, our technology platform facilitates our ability to perform customized genetic tests using our expansive library of genes, and we believe this flexibility increases the utility of the genetic data we produce. Further, our technology platform provides us with operating efficiencies that help lower our internal costs, which allows us to offer our tests at accessible price points. As a result, our efforts to build and continually enhance our technology platform allow us to deliver comprehensive, adaptable, clinically actionable and affordable genetic analysis while maintaining a low cost per billable test, enabling us to efficiently meet the needs of our growing base of customers. These features of our offering have resulted in rapid volume growth since our commercial launch, with 22,298 billable tests delivered in 2018, 16,578 billable tests delivered in 2017, and an aggregate of over 59,201 billable tests delivered to approximately 980 customers from inception through December 31, 2018.

Genetic Testing Industry

Genetic testing identifies mutations in genes or chromosomal abnormalities. The results of genetic tests can be used to confirm or rule out a diagnosis of a suspected genetic condition, to predict a person’s likelihood of developing a genetic condition, and to improve the selection and implementation of drug treatment programs targeting specific diseases.

The availability and accessibility of genetic testing has grown significantly in recent years, due in large part to improvements in testing technologies, particularly next generation sequencing. NGS technology, a genetic testing technique that enables millions of DNA fragments to be sequenced in parallel, has dramatically lowered the cost and improved the quality of genetic testing. As technology advances continue to drive costs down and improve testing quality, the availability and accessibility of genetic tests is expected to continue to accelerate. This expansion of testing availability and accessibility, as well as a growing and aging population; increasing overall incidence of disease; innovations in genomic medicine that enable the selection and implementation of drug treatment programs based on genetic information, or pharmacogenomics; and other factors all contribute to expectations of continued growth in the global market for genetic testing.

While adoption of genetic testing has increased in recent years, we believe widespread utilization has been tempered because of certain challenges and barriers to adoption that exist in today’s market. These industry challenges include: the continued high prices of some genetic tests, in spite of declining prices in recent periods; largely inadequate reimbursement options, due to third-party payors’ restrictions on reimbursement to only a narrow subset of genetic tests and certain patients who meet specific criteria; the limited scope of some genetic analysis, which may test only a small portion of the genes in the human genome and thus may fail to diagnose or identify a predisposition to a condition that is linked to mutations in untested genes; inefficient testing processes, which often involve sequential retesting from multiple different laboratories in order to obtain comprehensive results; and the cumbersome and time-consuming nature of test results interpretation, which requires significant expertise and time to review proprietary and publicly available information about individual genetic disorders, genes and variants and understand the implications of genetic mutations that are identified in a genetic test. In addition, the increased competition in our industry in recent years, due in large part to the growth of genetic testing, as well as the cost-saving initiatives on the part of government entities and other third-party payors, have resulted in downward pressure on the price for genetic analysis and interpretation, which have posed challenges to genetic testing laboratories as they seek to maintain both competitive pricing and acceptable revenue levels and margins on test sales. We have approached these competitive and operational industry challenges by building and continually advancing a multi-faceted, scalable technology platform that we believe will facilitate our ability to address many of these challenges.

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

Our Solution

The benefits provided by our technology platform include:

Low Internal Cost per Billable Test

We have developed various proprietary technologies that improve our laboratory efficiency and reduce the costs we incur to perform our tests. This technology platform enables us to perform each test and deliver its results at a lower internal cost than many of our competitors, averaging approximately $480 per billable test delivered in 2018. This low cost per billable test allows us to maintain affordable pricing for our customers, averaging approximately $958 per billable test delivered in 2018, which we believe encourages repeat ordering from existing customers and attracts new customers. We believe our low cost per billable test could also facilitate the process for establishing coverage and reimbursement from third-party payors at a level adequate for us to achieve profitability with this payor group.

Broad and Flexible Test Menu

We currently offer single-gene tests on approximately 18,000 genes, which we believe is thousands more than most of our competitors’ portfolios. Based on the results of a retrospective study of individuals with a personal or family history of cancer, described below, we believe the breadth of genes in our portfolio allows us to provide more comprehensive genetic information and improves our variant detection rate, which can increase the clinical actionability of the data we produce. The breadth of genes in our portfolio also allows us to provide a flexible and customizable test menu for our customers, which can reduce the need for sequential retesting. We offer single-gene tests on all of the genes in our portfolio, as well as deletion/duplication analysis and site-specific tests. If customers desire a broader test, we offer more than 900 pre-established, multi-gene panels that focus on specified genetic conditions. These panels can be adjusted up or down to include more or fewer genes, or customers can design their own panels to their exact specifications. We also offer clinical and full gene exome testing options. We offer our tests at different price points and turnaround times depending on the size and complexity of the test, which increases optionality for our customers. We believe the flexibility of our offering improves the efficiency and utility of the data output by our tests and decreases overall customer costs. We also offer our customers access to our highly qualified genetic counselors and laboratory experts to assist in interpreting the data we provide, which further increases the utility of our test results for ordering physicians.

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

Our Genetic Tests

Our offering consists of a wide variety of tests and test types, and our customers have a high degree of choice when selecting a test from our menu. A customer may select a single-gene test of any of the genes in our portfolio or a customer may select one of our pre-established panel tests, which are designed to test particular genes and mutations within these genes that relate to a wide range of specified conditions and diseases. For example, our Focus and Comprehensive oncology panels test 30 genes and 127 genes, respectively, that relate to various cancers and our Beacon carrier screening panels test up to 336 genes covering over 320 inherited conditions. We can perform full-gene sequencing with deletion/duplication analysis in all of these tests. In addition, we continually seek to expand our test menu with new genes and panel tests, including our plans to expand our reproductive testing options, including preimplantation genetic screening, or PGS, and preimplantation genetic diagnosis, or PGD. We also plan to increase the genes available on our expanded Beacon carrier screening panel, which, along with preimplantation genetic testing options and newborn genetic analysis options, will round out our family planning testing options. New test offerings in 2018 included solid tumor molecular profiling for somatic cancer testing, rapid whole genome testing developed for children in neonatal intensive care units, or NICU, or pediatric intensive care units, or PICU, our newborn genetic analysis panel, and a single front-line test designed to comprehensively detect ataxia-related variants and repeat expansions via sequencing.

We also offer certain research service tests, which we refer to as “sequencing as a service” and which are primarily ordered by our research institution and other similar institutional customers. In addition, we offer whole exome and clinical exome panel tests, which test all genes included in our portfolio and up to 4,681 genes located in the exome, respectively, and produce results that we combine with the individual’s unique clinical presentation and family history to enhance the clinical relevance of the results. Our whole exome and clinical exome tests also include the option for Trio testing, which involves sequencing the genes of a patient’s parents and is thought to enhance the utility of the test results. In addition, we offer whole genome testing, which determines and tests the complete DNA sequence of a genome at a single time. We also provide known mutation testing, which can be used to target familial specific or other desired mutations, as well as repeat expansion testing, which tests for a particular type of mutation known as “copy choice” DNA replication.

Importantly, all of our pre-established panels are customizable, offering customers the ability to add or remove genes at their election. To further increase test option flexibility, as well as to reduce the complexity of ordering tests, we consistently strive to innovate our pricing structure and features for our available tests. To this end, we implemented several new features in late 2018: As a standard offer, pricing for pre-established panels, exome panel tests, and reflex test options now consists of one flat fee for singleton, duo, or trio testing. In addition, if a variant is reported in a proband for whom duo or trio testing was not originally ordered, the ordering physician is given the option of adding complementary familial known mutation testing, or FKMT, for any variant reported by Fulgent in the proband’s final report, for up to two first-degree relatives. We believe these options represent competitive pricing features that will streamline the test ordering process, give customers more flexibility with added value, and reduce barriers to trio and familial testing, which can both increase the clinical utility of genetic testing for a single proband.

Our Customers

Since inception, we have sold our tests to approximately 980 total customers. We consider each single billing and paying unit to be an individual customer, even though a unit may represent multiple physicians and healthcare providers ordering tests. Aggregating customers that are under common control or are affiliates, one of our customers contributed 13% of our total revenue in 2018, and three of our customers each contributed 14%, 12% and 10% of our total revenue in 2017.

We have primarily sold our tests to hospitals and medical institutions. We have approached the genetic testing market with a focus on these customers in part because they are frequent and high-volume users of genetic tests. We believe this customer base provides a meaningful opportunity for further growth by acquiring additional hospital and medical institution customers and by deepening our relationships with existing customers to drive increased ordering. Additionally, collection of billings from these institutional customers is generally more attainable than from other types of customers in today’s reimbursement environment, as approximately 78% of our test billings that were generated and due in 2018 were paid during that period. In addition, we believe hospitals and medical institutions are early adopters of NGS technology and could influence broader clinical acceptance of genetic testing.

We are also seeking to expand our customer base to include new customer groups. To this end, we have contracted directly with a national health insurance company to become an in-network provider and enrolled as a supplier with the Medicare program and some state Medicaid programs, in an effort to obtain coverage and reimbursement for our tests to make them accessible to more individual physicians. In addition, we are building relationships with research institutions and other similar institutional customers, a national clinical laboratory, regional medical networks and various other organizations to facilitate access to physicians, practitioners and other new customer groups, including certain U.S. military and other government agencies. Generally, when we establish these new customer relationships, we agree with the applicable payor, laboratory or other customer to provide certain of our tests at negotiated rates, but, subject to limited exceptions, these relationships do not obligate any party to order our tests.

Much of our business to date has been from non-U.S. customers, with approximately $8.8 million and $9.7 million of our revenue coming from non-U.S. sources in 2018 and 2017, respectively. These customers are located in a variety of geographic markets, including Canada, where we have historically focused much of our international efforts, the PRC, where we started selling tests directly to customers in the third quarter of 2016, and other regions, such as Australia, Europe and the Middle East. In addition, we have worked with one of our large stockholders to establish a joint venture to offer genetic testing to customers in the PRC, which was formed in April 2017 and which we refer to as FF Gene Biotech. We believe FF Gene Biotech could expand our long-term opportunities to address the genetic testing market in Asia.

Our customers can generally be divided into three categories based on the party from which we receive payment for our tests: hospitals, medical and other institutions; patients and third-party payors. Hospitals, medical and other institutions are responsible for paying for the vast majority of the tests we have delivered since our inception. We bill these organizations for our tests and they are responsible for paying us directly and either billing their patients separately or obtaining reimbursement from third-party payors in connection with a patient’s diagnosis related group, or DRG. A small percentage of our customers are patients, who elect to pay for tests themselves with out-of-pocket payments after their physicians have ordered our tests. Third-party payors, which consist of private health insurers, the Centers for Medicare and Medicaid Services, or CMS, and certain state Medicaid agencies, have been responsible for paying for a small number of the tests we have delivered to date; however, as we seek to expand our customer base to include more individual practitioners, we expect this category of payors would be responsible for many of the tests we deliver to these customers.

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

Sales and Marketing

Our sales and marketing force currently consists of two lean internal teams of sales and marketing experts, respectively, with deep experience in our industry, as well as a network of independent sales representatives who are knowledgeable about our tests. Historically, we have significantly relied on organic growth and word-of-mouth among our customers to generate interest in our tests, which we believe demonstrates the value of our offering. In recent periods, we have invested significant time and capital to strengthen our sales and marketing efforts, including increasing the size and restructuring the organization of our internal team, re-focusing our initiatives and strategies, and increasing the overall scope of our marketing activities.

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

Our marketing activities also include targeted initiatives, including working with medical professional societies to promote awareness of the benefits of our tests and genetic testing in general, presenting at medical, scientific or industry exhibitions and conferences and pursuing or supporting scientific studies of our tests and publication of results in medical or scientific journals, such as the USC Norris Comprehensive Cancer Center study published in 2016 and discussed above and an evaluation of the clinical utility of proactive genetic screening for healthy individuals, which was presented at the 2018 American Society of Human Genetics conference. In addition, we conduct email advertising campaigns and social media awareness campaigns to existing and potential future customers when we want to send a specific message about our company and our brand, including, for instance, when we launch new tests or new test options and when we add new genes to our test menu.

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

Our sales and marketing teams also explore strategic collaboration opportunities with various research and medical institutions. New partnerships formed in 2018 include a collaboration with the Columbia University Irving Medical Center to make expanded carrier screening available to Columbia patients, and a collaboration with StemCyte, a global regenerative therapeutics company, to offer both expanded carrier screening and newborn genetic analysis to families in the reproductive planning stage.

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

Competition

Our competitors include dozens of companies focused on molecular genetic testing services, including specialty and reference laboratories that offer traditional single-gene and multi-gene tests. Principal competitors include companies such as Ambry Genetics, Inc.; Roche; GeneDx, a subsidiary of OPKO Health, Inc.; Invitae Corporation; Myriad Genetics, Inc.; and Pathway Genomics Corporation, as well as other commercial and academic laboratories. In addition, other established and emerging healthcare, information technology and service companies may develop and sell competitive tests, which may include informatics, analysis, integrated genetic tools and services for health and wellness.

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

We are subject to survey and inspection every two years to assess compliance with CLIA’s program standards, and we may be subject to additional unannounced inspections. Our CLIA certification was last renewed October 23, 2017 and is valid for two years. If our clinical reference laboratory is found to be out of compliance with CLIA requirements at any of these inspections, we may be subject to sanctions such as suspension, limitation or revocation of our CLIA certificate, a directed plan of correction, on-site monitoring, civil monetary penalties, civil injunctive suits, criminal penalties, exclusion from the Medicare and Medicaid programs and significant adverse publicity.

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

FDA

Pursuant to its authority under the Federal Food, Drug, and Cosmetic Act, or FDC Act, the U.S. Food and Drug Administration, or FDA, has jurisdiction over medical devices, which are defined to include, among other things, in vitro diagnostic products, or IVDs, used for clinical purposes. The tests that we offer may be considered IVDs and as such, medical devices. The laws and regulations governing the marketing of IVDs are evolving, extremely complex, and in many instances, there are no significant regulatory or judicial interpretations of these laws and regulations. The FDA regulates, among other things, the research, testing, manufacturing, safety, labeling, storage, recordkeeping, premarket clearance or approval, marketing and promotion and sales and distribution of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In addition, the FDA regulates the import and export of medical devices.

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

Even though we commercialize our tests as LDTs, our tests may in the future become subject to more onerous regulation by the FDA. Pursuant to the Food and Drug Administration Safety and Innovation Act of 2012, the FDA notified Congress on July 31, 2014 that the FDA intended to issue in 60 days the draft Framework Guidance and the Notification Guidance. On October 3, 2014, the FDA issued the draft Framework Guidance and Notification Guidance for comment. The Framework Guidance stated that the FDA intends to modify its policy of enforcement discretion with respect to LDTs in a risk-based manner consistent with the existing classification of medical devices. The draft guidances resulted in a large number of public comments from interested parties.  The FDA subsequently announced in November 2016 that it would not issue a final guidance to allow for further public discussion on an appropriate LDT oversight approach and to give congressional committees the opportunity to develop a legislative solution. In January 2017, the FDA published a Discussion Paper on Laboratory Developed Tests, which provided a synthesis of the feedback the agency had received and which outlined, as part of the synthesis, a new possible approach to LDT oversight. The Discussion Paper noted that the synthesis does not represent the formal position of the FDA, nor is it enforceable. In December 2018, members of Congress released a discussion draft of a possible bill to regulate in vitro clinical tests including LDTs.

If and when the FDA finalizes its position on regulation of LDTs through formal guidance, or new legislation is passed, or if the FDA disagrees with our assessment that our tests fall within the definition of an LDT, we could for the first time be subject to enforcement of regulatory requirements such as registration and listing requirements, medical device reporting requirements and quality control requirements (although the possible approach outlined in the Discussion Paper – as well as the recent Congressional discussion draft – would exempt certain previously marketed LDTs from many requirements, in other words, it would “grandfather” many existing LDTs). Any new FDA enforcement policies affecting LDTs may result in increased regulatory burdens on our ability to continue marketing our tests and to develop and introduce new tests in the future. Additionally, if and when the FDA begins to actively enforce its premarket submission regulations with respect to LDTs generally or our tests in particular, we may be required to obtain premarket clearance for our tests under Section 510(k) of the FDC Act or approval of a PMA. The process for submitting a 510(k) premarket notification and receiving FDA clearance usually takes from three to 12 months, but it can take significantly longer and clearance is never guaranteed. The process for submitting and obtaining FDA approval of a PMA generally takes from one to three years or even longer and approval is not guaranteed. PMA approval typically requires extensive clinical data and can be significantly longer, more expensive and more uncertain than the 510(k) clearance process. If premarket review is required for some or all of our tests, the FDA could require that we stop selling our products pending clearance or approval and conduct clinical testing prior to making submissions to FDA to obtain premarket clearance or approval. The FDA could also require that we label our tests as investigational or limit the labeling claims we are permitted to make.

While there is also the risk that the FDA does not consider our tests to be LDTs, the draft Framework Guidance stated that, in the interest of ensuring continuity in the testing market and avoiding disruption of access to tests marketed as LDTs that do not meet the FDA’s definition of LDTs, the FDA intends to apply the same risk-based framework described in the Framework Guidance to any IVD that is offered as an LDT by a CLIA-certified laboratory. We would expect the FDA to take the same or similar approach in any new program for the regulation of LDTs. If Congress passes legislation regulating LDTs, then the terms of such legislation would control, subject to FDA’s administration of any such new law.

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

PAMA

In April 2014, Congress passed the Protecting Access to Medicare Act of 2014, or PAMA, which included substantial changes to the way in which clinical laboratory services are paid under Medicare. Under PAMA, laboratories that receive the majority of their Medicare revenue from payments made under the CLFS or the Physician Fee Schedule are required to report to CMS, beginning in 2017 and every three years thereafter (or annually for “advanced diagnostic laboratory tests”), private payor payment rates and volumes for their tests. Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. We do not believe that our tests meet the current definition of advanced diagnostic laboratory tests, and therefore we believe we will be required to report private payor rates for our tests every three years. As required under PAMA, CMS will use the rates and volumes reported by laboratories to develop Medicare payment rates for laboratory tests equal to the volume-weighted median of the private payor payment rates for the tests. On June 23, 2016, CMS published the final rule implementing the reporting and rate-setting requirements under PAMA.

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

The HIPAA privacy, security, and breach notification regulations establish a uniform federal “floor,” but do not supersede state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing PHI or insofar as such state laws apply to personal information that is broader in scope than PHI as defined under HIPAA. At least 30 states have enacted laws protecting the privacy and security of health information of residents of their states.The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our clients and potentially exposing us to additional expense, adverse publicity, and liability. Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. In addition, the interpretation and application of consumer, health-related, and data protection laws are often uncertain, contradictory, and in flux.

State laws in the United States continue to evolve.  For example, California recently adopted the California Consumer Privacy Act of 2018, or CCPA, which will come into effect beginning in January 2020.  The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. There is uncertainty surrounding the application of the CCPA to parts of our business, and amendments to the law before its effective data may have impact on operations. In addition to the CCPA, other states are introducing similar legislation which will impact compliance obligations and increase complexity and cost of compliance.

Numerous other federal, state and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of patient health information. In addition, Congress and some states are considering new laws and regulations that further protect the privacy and security of medical records or medical information. With the recent increase in publicity regarding data breaches resulting in improper dissemination of consumer information, all 50 states have passed laws regulating the actions that a business must take if it experiences a data breach, such as prompt disclosure to affected customers. Congress has also been considering similar federal legislation relating to data privacy and data protection. The Federal Trade Commission and states’ Attorneys General have also brought enforcement actions and prosecuted some data breach cases as unfair and/or deceptive acts or practices under the Federal Trade Commission Act. In addition to data breach notification laws, some states have enacted statutes and rules requiring businesses to reasonably protect certain types of personal information they hold or to otherwise comply with certain specified data security requirements for personal information. We intend to continue to comprehensively protect all personal information and to comply with all applicable laws regarding the protection of such information.

Foreign Laws

We are also subject to foreign privacy laws in the jurisdictions in which we sell our tests. The interpretation, application and interplay of consumer and health-related data protection laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. For example, the new General Data Protection Regulation, or GDPR, and Cybersecurity Directive have been enacted in the European Union and became effective in May 2018. These texts introduced many changes to privacy and security in the European Union, including stricter rules on consent and security duties for critical industries, including for the health sector. The interpretation of some rules is still unclear, and some requirements may be completed by national legislation. This makes it difficult to assess the impact of these new data protection laws on our business at this time. More generally, foreign laws and interpretations governing data privacy and security are constantly evolving and it is possible that laws may be interpreted and applied in a manner that is inconsistent with our current practices, in which case we could be subject to government-imposed fines or orders requiring that we change our practices. These fines can be very high. For instance, the GDPR introduces fines of up to approximately $22 million or 4% of a group’s worldwide annual turnover for certain infringements. In addition, privacy regulations differ widely from country to country.

In many activities, including the conduct of clinical trials, we are subject to laws and regulations governing data privacy and the protection of health-related and other personal information. These laws and regulations govern our processing of personal data, including the collection, access, use, analysis, modification, storage, transfer, security breach notification, destruction and disposal of personal data. We must comply with laws and regulations associated with the international transfer of personal data based on the location in which the personal data originates and the location in which it is processed.

If we or our vendors fail to comply with applicable data privacy laws, or if the legal mechanisms we or our vendors rely upon to allow for the transfer of personal data from the European Union to the United States (or other countries not considered by the European Commission to provide an adequate level of data protection) are not considered adequate, we could be subject to government enforcement actions and significant penalties against us, and our business could be adversely impacted if our ability to transfer personal data outside of the European Union is restricted, which could adversely impact our operating results. The GDPR has increased our responsibility and potential liability in relation to European Union personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR. However, our ongoing efforts related to compliance with the GDPR may not be successful and could increase our cost of doing business. In addition, data protection authorities of the different European Union member states may interpret the GDPR, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the European Union.  In addition to the GDPR, other countries have enacted data protection legislation which increase the complexity of doing international business and transferring sensitive personal information from those countries to the United States.

The privacy and security of personally identifiable information stored, maintained, received or transmitted, including electronically, subject to significant regulation in the United States and abroad. While we strive to comply with all applicable privacy and security laws and regulations, legal standards for privacy continue to evolve and any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, or could cause reputational harm, which could have a material adverse effect on our business.

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

Anti-Kickback and Fraud Statutes

In the United States, the federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in order to induce or in return for the referral of an individual for the furnishing of or arranging for the furnishing of, purchasing, leasing, ordering or arranging for or recommending purchasing, leasing or ordering of any good, facility, service or item for which payment may be made in whole or in part by a federal healthcare program. Courts have stated that a financial arrangement may violate the Anti-Kickback Statute if any one purpose of the arrangement is to encourage patient referrals or other federal healthcare program business, regardless of whether there are other legitimate purposes for the arrangement. The definition of “remuneration” has been broadly interpreted to include anything of value, including gifts, discounts, credit arrangements, payments of cash, consulting fees, waivers of co-payments, ownership interests and providing anything at less than its fair market value. The Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements within the healthcare industry, although it does contain several exceptions. HHS has issued a series of regulatory “safe harbors,” which set forth certain provisions that, if met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. Although full compliance with the statutory exceptions or regulatory safe harbors ensures against prosecution under the federal Anti-Kickback Statute, the failure of a transaction or arrangement to fit within a specific statutory exception or regulatory safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the Anti-Kickback Statute will be pursued. Furthermore, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Penalties for violations of the Anti-Kickback Statute are severe and include imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. In addition, a violation of the federal Anti-Kickback Statute can serve as a basis of liability under the federal False Claims Act (described below). Many states also have anti-kickback statutes, some of which may apply to items or services reimbursed by any third-party payor, including commercial insurers. In addition, in October 2018 the SUPPORT Act was enacted to address the opioid crisis. The SUPPORT Act includes the Eliminating Kickbacks in Recovery Act (EKRA), which may have the effect of applying antikickback principles to clinical laboratories receiving patient referrals in the private pay or commercial insurance setting, even if the clinical laboratory does not offer services relating to addiction treatment or recovery.

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

Healthcare Policy Laws

In March 2010, the Affordable Care Act was enacted in the United States. The Affordable Care Act made a number of substantial changes to the way healthcare is financed both by governmental and private insurers. For example, the Affordable Care Act requires each medical device manufacturer to pay a sales tax equal to 2.3% of the price for which such manufacturer sells its medical devices. The medical device tax has been suspended by Congress through 2019. It is unclear at this time when, or if, the provision of our LDTs will trigger the medical device tax, and it is possible that this tax will apply to some or all of our existing tests or tests we may develop in the future. It is also possible that the medical device tax will be repealed by Congress. Additionally, the Affordable Care Act establishes an Independent Payment Advisory Board, or IPAB, to propose reductions to payments in order to reduce the per capita rate of growth in Medicare spending if expenditures exceed certain targets. The expenditure targets for IPAB proposals have not been exceeded at this time, and it is unclear when such targets may be exceeded in the future, when any IPAB-proposed reductions to payments could take effect and how any such reductions would affect reimbursement payments for our tests. The Affordable Care Act also contains a number of other provisions, including provisions governing enrollment in federal and state healthcare programs, reimbursement matters and fraud and abuse, which we expect will impact our industry and our operations in ways that we cannot currently predict. Following the results of the 2016 U.S. presidential election and in light of the policies of the current administration, which has threatened to repeal the Affordable Care Act, there is uncertainty regarding the continued effect or the Affordable Care Act in its current form.

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

Employees

We believe growing and retaining a strong team is crucial to our success. As of March 1, 2019, we had 123 employees, all of which are full-time, engaged in bioinformatics, genetics, software engineering, laboratory management, sales and marketing and corporate and administrative activities. None of our employees are represented by a labor union or covered by collective bargaining agreements and we believe our relationship with our employees is good.

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

Available Information

We file reports with the Securities and Exchange Commission, or the SEC, and make available, free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC on their website located at www.sec.gov.

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

Our ability to use net operating losses to offset future taxable income may be subject to limitation.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, or the 2017 Tax Act, that significantly reforms the Internal Revenue Code of 1986, as amended. The 2017 Tax Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, or NOLs, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. Many of these changes became effective beginning in 2018, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Treasury Department and the Internal Revenue Service, any of which could lessen or increase certain impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

According to the 2017 Tax Act, our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. Our NOL carryforwards are also subject to review and possible adjustment by the Internal Revenue Service and state tax authorities.

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

We may fail to obtain the customer growth needed to grow volumes and revenue levels as desired or anticipated or at all, which could occur for a variety of reasons, including, among others:

•	the genetic testing market generally, and particularly the market for next generation sequencing or NGS, genetic tests, is relatively new and may not grow as predicted or may decline;
•	our efforts to improve our existing tests and develop and launch new tests may be unsuccessful;
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
•

negative publicity or regulatory investigations into the actions of companies in our industry could raise doubts about the legitimacy of diagnostic technologies generally, and could result in scrutiny of diagnostic activities by the U.S. Food and Drug Administration, or FDA or other applicable government agencies; and

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

We believe our ability to maintain and grow sales volume in the future will depend in large part on our ability to further develop our sales team and create and implement effective sales and marketing strategies. We have been focused on these objectives and have taken steps to pursue them in recent periods, including hiring new key members and restructuring the organization of our sales and marketing team, re-focusing our sales and marketing initiatives and strategies and increasing the overall scope of our marketing activities. These efforts have required and will continue to involve significant time and expense. Moreover, these efforts may be unsuccessful. For instance, we may not be able to attract and hire the qualified personnel we need to grow or otherwise improve our sales and marketing team as quickly or as successfully as we would like for various reasons, including intense competition in our industry for qualified personnel and our relative lack of experience selling and marketing our tests. Even if we are able to further develop our sales and marketing team and strategy, and we may not be successful in growing our customer base or increasing order volumes from our existing customers. Further, our reliance on independent sales representatives subjects us to risks, as we have very little control over their activities and they are generally free to market and sell other, potentially competing, products. As a result, these independent sales representatives could devote insufficient time or resources to marketing and selling our tests, could market them in an ineffective manner or could otherwise be unsuccessful in selling adequate or expected quantities of our tests.

In addition, our future sales levels will depend in large part on the effectiveness of our sales and marketing strategies, including our ability to expand our brand awareness, by providing education about the benefits and full scale of our offering to the medical community in general and to our targeted geographic and customer markets. We also intend to continue to pursue targeted marketing initiatives, including working with medical professional societies to promote awareness of the benefits of our tests and genetic testing in general, pursuing or supporting scientific studies of our tests and publication of results in medical or scientific journals and making presentations at medical, scientific or industry conferences and trade shows. We may not be successful in implementing these initiatives or other marketing strategies we may develop and pursue. If we are not able to drive sufficient revenue using our sales and marketing strategies to support our planned growth, our business and results of operations would be negatively affected.

Our sales and marketing strategies also include a continued focus on growing our international sales and customer base, which we plan to pursue through our direct sales team, a number of independent contractor sales representatives, and, if opportunities arise, by engaging distributors or establishing other types of arrangements, such as joint ventures or other relationships, to manage or assist with sales, logistics, education or customer support in certain territories. To this end, we have worked with Xi Long USA, Inc., or Xi Long, a large stockholder of our company, to form a joint venture in the second quarter of 2017, which we refer to as FF Gene Biotech, to offer genetic testing to customers in the People’s Republic of China, or PRC. Although we believe this joint venture could result in expanded long-term opportunities to address the genetic testing market in Asia, these expectations could turn out to be wrong and we may never realize the benefits we anticipate from this joint venture. While it may become necessary to identify, qualify and engage other commercial partners or distributors with local industry experience and knowledge in order to effectively market and sell our tests outside the United States, we have not established any such relationships to cover any non-U.S. territories, except for this joint venture in the PRC. As a result, we may not be successful in finding, attracting and retaining qualified distributors or other commercial partners or we may not be able to enter into arrangements covering desired territories on favorable terms. In addition, sales practices utilized by distributors or other commercial partners that are locally acceptable may not comply with sales practices or standards required under U.S. laws that apply to us, which could subject us to additional compliance risks. If our sales and marketing efforts outside the United States are not successful, we may not achieve significant acceptance for our tests in international markets, which could materially and adversely impact our business operations.

We will need to invest in and expand our infrastructure and hire additional skilled personnel in order to support our desired growth, and our failure to effectively manage any future growth could jeopardize our business.

To increase the volume of tests we offer and deliver, we must invest in our infrastructure, including our testing capacity and information systems, enterprise software systems, customer service, billing and collections systems and processes and internal quality assurance programs. We will also need to invest in our workforce by hiring additional skilled personnel, including biostatisticians, geneticists, software engineers, laboratory directors and specialists, sales and marketing experts and other scientific, technical and managerial personnel to market, process, interpret and validate the quality of results of our genetic tests and otherwise manage our operations. For example, before we deliver a report for any of our genetic tests, the results summarized in the report must be reviewed and approved by a licensed and qualified laboratory director. We currently have two of such laboratory directors with all of the required licenses, including Dr. Han Lin Gao. We may need to hire more licensed laboratory directors in the future to further scale our business. If we fail to hire additional qualified personnel when needed or otherwise develop our infrastructure sufficiently in advance of demand or if we fail to generate demand commensurate with our level of investment in our infrastructure, our business, prospects, financial condition and results of operations could be adversely affected. Additionally, although we do not presently have plans to acquire new or expand our existing laboratory space, we may need to do so in the future if our test volume increases, and any need to obtain an additional facility or replace our existing facility with a larger one could involve significant costs and challenges.

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

•

logistics associated with the shipment of blood or other tissue specimens, including infrastructure conditions, transportation delays and the impact of U.S. and local laws and regulations, such as export and import restrictions, tariffs or other charges and other trade barriers, all of which involve increased uncertainty in light of the trade policies of the current administration, which may threaten existing and proposed trade agreements and impose more restrictive U.S. export-import regulations that impact our business;

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
•

regulatory and compliance risks related to applicable data protection laws, including requirements to provide access to and deletion of certain data and respond to data breaches in compressed timeframes pursuant to these laws; and

•

regulatory and compliance risks related to applicable anti-bribery laws, including requirements to maintain accurate information and control over activities that may fall within the purview of these laws.

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

We have developed internal systems and procedures to handle these billing and collections functions and we have engaged a third party to assist with some of these functions, but we will need to make significant efforts and expend substantial resources to further develop our systems and procedures to handle these aspects of our business, which could become increasingly important as we focus on increasing test volumes from non-hospital and medical institution customer groups and establishing coverage and reimbursement policies with third-party payors. As a result, these billing complexities, along with the related uncertainty in obtaining payment for our tests, could negatively affect our revenue and cash flow, our ability to achieve or sustain profitability and the consistency and comparability of our results of operations. In addition, if claims for our tests are not submitted to payors on a timely basis, or if we are required to switch to a different provider to handle our processing and collections functions, our revenue and our business could be adversely affected.

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

We depend on critical, complex, and interdependent information technology and telecommunications systems for significant elements of our operations, such as our laboratory information management systems, including test validation, specimen tracking and quality control; our bioinformatics analytical software systems; our reference library of information relating to genetic variants and their role in disease; personal information storage, maintenance and transmission; our customer-facing Internet-based software and customer service functions; our report production systems; our billing and reimbursement procedures; our scientific and medical data analysis and other research and development activities and programs; and our general and administrative activities, including disclosure controls, internal control over financial reporting and other public reporting functions. In addition, our third-party service providers depend on technology and telecommunications systems in order to provide contracted services for us. We expect we will need to continue to expand and strengthen a number of enterprise software systems that affect a broad range of business processes and functions, particularly if and as our operations grow, including, for example, systems handling human resources, financial and other disclosure controls and reporting, customer relationship management, regulatory compliance, security controls and other infrastructure functions.

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

Any such disruption or security breach, as well as any action by us or our employees or contractors that might be inconsistent with the rapidly evolving data privacy and security laws and regulations applicable within the United States and elsewhere we conduct business, could result in enforcement actions by U.S. states, the U.S. federal government or foreign governments, liability, or sanctions under data protection laws that protect personal information, regulatory penalties, other legal proceedings such as but not limited to private litigation, the incurrence of significant remediation costs, disruptions to our development programs, business operations, and collaborations, diversion of management efforts, and damage to our reputation, which could harm our business and operations.  Because of the rapidly moving nature of technology and the increasing sophistication of cybersecurity threats, our measures to prevent, respond to, and minimize such risks may be unsuccessful.

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

We are required to maintain internal control over financial reporting and report any material weaknesses in these internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and annually provide a management report on these internal controls. Although we have implemented systems, processes and controls and performed this evaluation as of the end of 2018, we will need to maintain and enhance them if and as we grow and, we may need to hire additional personnel and devote more resources to our financial reporting function in order to do so.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or JOBS Act, and we will remain an emerging growth company until December 31, 2021, unless, before that date, our gross revenue exceeds $1.07 billion in any fiscal year, we issue more than $1.0 billion of non-convertible debt in any three-year period or the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of the second fiscal quarter of any fiscal year. In addition, beginning in 2018, we are a smaller reporting company, as defined in applicable SEC rules, and we will remain a smaller reporting company until the market value of our common stock held by non-affiliates, or public float, equals or exceeds $250 million. When and if our public float exceeds $250 million, we may still qualify to report as a smaller reporting company provided our public float is less than $700 million and our annual revenues are less than $100 million for the year preceding the date of determination. As an emerging growth company, we are eligible for exemptions from certain reporting requirements applicable to other public companies, including an exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced financial statement and other financial disclosure requirements in registration statements and periodic reports we file, reduced disclosure obligations regarding executive compensation and, so long as we remain an emerging growth company, exemption from the requirements to hold non-binding advisory votes on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved. We have relied on many of these exemptions in our registration statements and periodic reports to date, and investors may find our common stock less attractive if we choose to continue to rely on these exemptions, in which case there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Even though we commercialize our tests as LDTs, our tests may in the future become subject to more onerous regulation by the FDA. For example, the FDA may disagree with our assessment that our tests fall within the definition of an LDT and seek to regulate our tests as medical devices. Moreover, the FDA has issued draft guidance and a 2017 Discussion Paper to allow for further public discussion about an appropriate LDT oversight approach and to give congressional committees the opportunity to develop a legislative solution. In December 2018 members of Congress released a discussion draft of a bill to regulate LDTs. The FDA has also solicited public input and published two draft guidance documents relating to FDA oversight of NGS-based tests. These two draft guidance documents describe the FDA’s thinking and proposed approach regarding the possible use of FDA-recognized standards to support analytical validity, and public human genetic variant databases to support clinical validity, of these tests. Until the FDA finalizes its regulatory position regarding LDTs and NGS-based tests, or legislation is passed concerning regulation of LDTs, it is unknown how the FDA may regulate our tests in the future and what testing and data may be required to support any required clearance or approval.

If the FDA begins to enforce its medical device requirements for LDTs or if the FDA disagrees with our assessment that our tests are LDTs or if Congress passes new LDT legislation, we could for the first time be subject to enforcement of a variety of regulatory requirements, including registration and listing, medical device reporting and quality control, and we could be required to obtain premarket clearance or approval for our existing tests and any new tests we may develop, which may force us to cease marketing our tests until we obtain the required clearance or approval. The premarket review process can be lengthy, expensive, time-consuming and unpredictable. Further, obtaining pre-market clearance may involve, among other things, successfully completing clinical trials. Clinical trials require significant time and cash resources and are subject to a high degree of risk, including risks of experiencing delays, failing to complete the trial or obtaining unexpected or negative results. If we are required to obtain premarket clearance or approval and/or conduct premarket clinical trials, our development costs could significantly increase, our introduction of any new tests we may develop may be delayed and sales of our existing tests could be interrupted or stopped. Any of these outcomes could reduce our revenue or increase our costs and materially adversely affect our business, prospects, results of operations or financial condition. Moreover, any cleared or approved labeling claims may not be consistent with our current claims or adequate to support continued adoption of and reimbursement for our tests. For instance, if we are required by the FDA to label our tests as investigational, or if labeling claims the FDA allows us to make are limited, order levels may decline and reimbursement may be adversely affected. As a result, we could experience significantly increased development costs and a delay in generating additional revenue from our existing tests or from tests we may develop.

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

Our business is subject to federal and state laws that protect the privacy and security of personal health information, including the federal Health Insurance Portability and Accountability Act of 1986, or HIPAA, the federal Health Information Technology for Economic and Clinical Health Act, or HITECH, and similar state laws, as well as numerous other federal, state and foreign laws, including consumer protection laws and regulations, that govern the collection, dissemination, use, access to, confidentiality and security of patient health information. In addition, new laws and regulations that further protect the privacy and security of medical records or medical information are regularly considered by federal and state governments. Further, with the recent increase in publicity regarding data breaches resulting in improper dissemination of consumer information, all 50 states have passed laws regulating the actions that a business must take if it experiences a data breach, such as prompt disclosure to affected customers. Congress is also considering federal data protection legislation.  In addition to enforcement of HIPAA and HITECH by the Office of Civil Rights of the Department of Health and Human Services, state Attorneys’ General have increased HIPAA and HITECH enforcement activity in connection with data breaches of health information. The Federal Trade Commission and states’ Attorneys General have also brought enforcement actions and prosecuted some data breach cases as unfair and/or deceptive acts or practices under the Federal Trade Commission Act. In addition to data breach notification laws, all 50 states have enacted statutes and rules requiring businesses to reasonably protect certain types of personal information they hold or to otherwise comply with certain specified data security requirements for personal information. We intend to continue to comprehensively protect all personal information and to comply with all applicable laws regarding the protection of such information.

Any failure to implement appropriate security measures to protect the confidentiality and integrity of personal information or any breach or other failure of these systems resulting in the unauthorized access, manipulation, disclosure or loss of this information could result in our noncompliance with these laws. Penalties for failure to comply with a requirement of HIPAA and HITECH or with those of state laws vary significantly depending on the failure and could include civil monetary or criminal penalties.

The European Union formally adopted the General Data Protection Regulation, orGDPR, in 2016, which applies to all European Union member states from May 25, 2018 and replaced the European Data Protection Directive. The GDPR also includes new operational requirements for companies that receive or process personal data of European residents, as well as significant penalties for non-compliance, including large fines and potential sanctions. The regulation introduces stringent new data protection requirements in the European Union and substantial fines for breaches of the data protection rules. It has increased our responsibility and liability in relation to personal data that we process and we have been required to put in place additional mechanisms ensuring compliance with the new European data protection rules. While we have taken steps to comply with the GDPR, we cannot assure you that our efforts to remain in compliance will be fully successful. The GDPR is a complex law and the regulatory guidance is still evolving, including with respect to how the GDPR should be applied in the context of clinical studies. Furthermore, many of the countries within the European Union are still in the process of drafting supplementary data protection legislation in key fields where the GDPR allows for national variation, including the fields of clinical study and other health-related information. These variations in the law may raise our costs of compliance and result in greater legal risks.

In addition, the interpretation, application and interplay of consumer and health-related data protection laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. As a result, it is possible that laws may be interpreted and applied in a manner that is inconsistent with our current practices. Moreover, these laws and their interpretations are constantly evolving and they may become more stringent over time. Complying with these laws or any new laws or interpretations of their application could involve significant time and substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. We may not be able to obtain or maintain compliance with the diverse privacy and security requirements in all of the jurisdictions in which we currently or plan to do business, and failure to comply with any of these requirements could result in government enforcement actions (including the imposition of significant penalties), civil or criminal penalties for us and our officers and directors, private litigation, any of which could also harm our reputation and materially adversely affect our business.

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

•

other federal and state fraud and abuse laws, such as anti-kickback laws including the 2018 Eliminating Kickbacks in Recovery Act, prohibitions on self-referral, fee-splitting restrictions, insurance fraud laws, anti-markup laws, prohibitions on the provision of tests at no or discounted cost to induce physician or patient adoption and false claims acts, some of which may extend to services reimbursable by any third-party payor, including private insurers;

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters and laboratory operations are located in Temple City, California, where we lease and occupy approximately 12,000 square feet of office and laboratory space under leases that will expire in January 2021. The Company has options to renew some of these leases for three years. We use these facilities for all of our laboratory testing and management activities and certain research and development, administrative and other functions. We also lease approximately 1,400 square feet of office space near Atlanta, Georgia under a lease that will expire in August 2020 and approximately 11,600 square feet of office space in El Monte, California under a lease that will expire in August 2023, where we conduct certain research and development, customer service, report generation and other administrative activities, although no laboratory activities occur at either of these facilities. We believe our existing facilities are adequate for our current and expected near-term needs and additional space would be available on commercially reasonable terms if required.

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

Holders of Common Stock

As of March 1, 2019, there were 7 holders of record of our common stock, plus an indeterminate number of additional stockholders whose shares of our common stock are held on their behalf by brokerage firms or other agents.

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

To date, we have used $5.9 million of the net proceeds from the IPO, of which, $3.0 million was used for contributions to our joint venture, FF Gene Biotech in partial satisfaction of our contribution obligations under the joint venture cooperation agreement, and $2.9 million was used to fund the Company’s operation. All other net proceeds from the IPO are invested in investment-grade, interest-bearing securities, such as money market accounts, certificates of deposit, commercial paper and guaranteed obligations of the U.S. government. There has been no material change in the planned use of proceeds from the IPO from that described in the Prospectus.

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

Overview

We are a growing technology company with an initial focus on offering comprehensive genetic testing to provide physicians with clinically actionable diagnostic information they can use to improve the quality of patient care. We have developed a proprietary technology platform that allows us to offer a broad and flexible test menu and continually expand and improve our proprietary genetic reference library, while maintaining accessible pricing, high accuracy and competitive turnaround times. We believe our test menu offers more genes for testing than our competitors in today’s market, which enables us to provide expansive options for test customization and clinically actionable results. Our test menu currently includes approximately 18,000 single-gene tests and more than 900 pre-established, multi-gene, disease-specific panels that collectively test for approximately 7,600 genetic conditions, including various cancers, cardiovascular diseases, neurological disorders and pediatric conditions.

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

We offer tests at competitive prices, averaging approximately $958 per billable test delivered in 2018, and at a lower cost to us than many of our competitors, averaging approximately $480 per billable test delivered in 2018. Our volume has grown rapidly since our commercial launch, with 22,298 billable tests delivered in 2018, 16,578 billable tests delivered in 2017, and an aggregate of over 59,201 billable tests delivered to approximately 980 customers from inception through December 31, 2018. We have experienced compound quarterly growth of 5.4% in the number of billable tests delivered in our last eight completed fiscal quarters. We recorded revenue and loss from operations of $21.4 million and $5.6 million, respectively, in 2018, compared to revenue and loss from operations of $18.7 million and $2.5 million, respectively, in 2017. We achieved profitability in the first three months of 2017, but we have recorded losses in all other periods since our inception.

2017 Developments

FF Gene Biotech Joint Venture

On April 25, 2017, we, through an affiliated company formed for the purpose of the relationship, entered into a cooperation agreement with Xilong Scientific Co., Ltd., or Xilong Scientific, and Fuzhou Jinqiang Investment Partnership (LP), or FJIP, to form a joint venture under the laws of the People’s Republic of China, or PRC, called Fujian Fujun Gene Biotech Co., Ltd. or FF Gene Biotech. FF Gene Biotech offers genetic testing services to customers in the PRC. Pursuant to the terms of the cooperation agreement, we have agreed to contribute to FF Gene Biotech genetic sequencing and other equipment with a total cost of 60,000,000 renminbi, or RMB, over a three-year period for a 30% ownership interest in FF Gene Biotech, Xilong Scientific has agreed to contribute to FF Gene Biotech 102,000,000 RMB over a three-year period for a 51% ownership interest in the FF Gene Biotech, and FJIP has agreed to contribute to FF Gene Biotech 19,000,000 RMB over a five-year period for a 19% ownership interest in FF Gene Biotech. As of December 31, 2018, 40,300,000 RMB (or approximately $5.9 million U.S. dollars) of our total contribution obligation remains to be contributed to FF Gene Biotech under the terms of the cooperation agreement. To date, we have purchased and contributed to FF Gene Biotech equipment with an aggregate fair value of $3.0 million pursuant to our contribution obligations under the cooperation agreement, of which, $510,000 and $2.5 million were contributed in 2018 and 2017, respectively.

Additionally, on April 25, 2017, we entered into a license agreement with FF Gene Biotech, pursuant to which we have granted to FF Gene Biotech a license to use certain of our clinical molecular diagnostic gene detection technology and related software and our proprietary reference library of genetic information, along with any improvements on this technology we may develop during the term of the license agreement. Under the license agreement, FF Gene Biotech will pay to us, on a quarterly basis, certain royalties based on the revenue of FF Gene Biotech, and we have agreed to provide certain technical services to FF Gene Biotech in connection with the license granted under the agreement. The license agreement expired on December 31, 2018. We recorded $76,000 royalties under the license agreement in the year ended December 31, 2018, and minimal royalties under the license agreement was recorded in the year ended December 31, 2017.

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

2018 Developments

Partnered with Columbia University Irving Medical Center on Expanded Carrier Screening

The Company and the Precision Genomics Laboratory, or PGL, in collaboration with the Department of Obstetrics and Gynecology, at Columbia University Irving Medical Center, or CUIMC, entered into a license and commercialization agreement to make on site performed, expanded carrier screening available to Columbia patients.  This unique collaboration will leverage both parties’ expertise in laboratory management, bioinformatics, clinical genetics and next-generation sequencing to deliver an expanded carrier screening test with many advantages over other currently available tests.

The PGL is jointly operated by the Institute for Genomic Medicine, or IGM, and the Department of Pathology and Cell Biology and is designed to enhance patient care through genomic diagnostics, research, and education at CUIMC.

Carrier screening is a genetic test used to identify whether individuals and carrier couples are at risk for passing genetic disorders to their children. These genetic disorders may result in physical disabilities, cognitive impairment, and other severe health problems in newborn babies. Traditionally, carrier screening tests targeted couples of certain ethnic groups that have historically been at higher risk for specific genetic disorders. This approach has presented difficulties for patients who are multiracial, adopted, or are unsure of their ethnic backgrounds. To address this challenge, expanded carrier screening, or ECS, was developed to test for mutations that cause hundreds of different genetic disorders regardless of a patient’s ethnicity. Professional medical associations like the American College of Obstetricians and Gynecologists, or ACOG, and the American College of Medical Genetics and Genomics, or ACMG, have published guidelines on ECS and its importance in reproductive care.

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

Mix of Customers

Through December 31, 2018, we have sold our tests to approximately 980 total customers. We consider each single billing and paying unit to be an individual customer, even though a unit may represent multiple physicians and healthcare providers ordering tests. The composition and concentration of our customer base can fluctuate from period to period, and in certain prior periods, a small number of customers has accounted for a significant portion of our revenue. Generally, we do not have long-term purchase agreements with any of our customers, including these key customers, and, as result, any or all of them could decide at any time to increase, accelerate, decrease, delay or discontinue their orders from us. Although we believe some of these fluctuations in customer demand may be attributable in part to the nature of our business, in which our customers can experience significant volatility in their genetic testing demand from period to period in the ordinary course of their operations, these demand fluctuations, particularly for our key customers, can have a significant impact on our period-to-period performance regardless of their cause.

Our existing customer base consists primarily of hospitals and medical institutions, which are typically frequent and high-volume users of genetic tests. Additionally, collection of billings from these institutional customers is generally more attainable than from other types of customers in today’s reimbursement environment, as approximately 78% of our test billings that were generated and due in 2018 were paid during that period. As a result, we believe our ability to maintain, strengthen and build this customer base could have a meaningful impact on our potential for growth.

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

Ability to Maintain Our Broad and Flexible Test Menu

We believe the large number of genes we incorporate into our test menu provides a meaningful competitive advantage. We believe the breadth of genes in our portfolio allows us to provide more comprehensive genetic information and improves our variant detection rate, which can increase the clinical actionability of the data we produce. The breadth of genes in our portfolio also allows us to offer hundreds of pre-established, multi-gene panels that focus on specified genetic conditions, including our Focus and Comprehensive oncology panels and our recently-launched Beacon carrier screening panels and somatic cancer panels. In addition, all of our panel tests can be adjusted up or down to include more or fewer genes, or customers can design their own panels to their exact specifications, resulting in a flexible and customizable test menu. We believe our ability to continue to offer more genes and more ordering flexibility than our competitors could be a key contributor to the long-term growth of our business.

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

Ability to Obtain Reimbursement

In today’s market, third-party payors generally restrict the reimbursement of genetic testing to only a narrow subset of genetic tests and certain patients who meet specific criteria. The lack of widespread favorable reimbursement policies has presented a challenge for genetic testing companies in building sustainable business models. As part of our business plan for future growth, we intend to pursue coverage and reimbursement from third-party payors at a level adequate for us to achieve profitability with this payor group. However, we cannot predict whether, under what circumstances, or at what payment levels payors will cover and reimburse for our tests, and even if we are successful, we believe it could take several years to achieve coverage and adequate contracted reimbursement with third-party payors. To date, we have contracted directly with a national health insurance company to become an in-network provider and enrolled as a supplier with the Medicare program and some state Medicaid programs, which means that we have agreed with these payors to provide certain of our tests at negotiated rates. Although this does not guarantee that we will receive reimbursement for our tests from these or any other payors at adequate levels, we believe our low cost per billable test could enhance our ability to compete effectively in the third-party payor market and our flexibility in establishing relationships with additional third-party payors in the future. Our level of success in obtaining and maintaining adequate coverage and reimbursement from third-party payors for our testing services will, we believe, be a key factor in the rate and level of growth of our business over the long term.

Impact of Certain Recent Accounting Pronouncements

The majority of our revenue is generated from hospitals, medical institutions and research institutions, with a lesser amount from reimbursement by third-party payors, including managed care organizations, private health insurers and government healthcare programs, such as Medicare and Medicaid. In 2017, 2016 and all other historical periods, we recognized revenue based on a revenue recognition standard that requires the satisfaction of specified criteria, including when the amount of revenue becomes fixed or determinable and when collectability of revenue is reasonably assured, in order to recognize the revenue. Under this standard, if all of the required criteria were not satisfied before payment was received, then we recognized revenue on a cash basis, which means that revenue is recognized only when we receive a cash payment from a customer for the genetic tests it has ordered. As a result, for revenue received from hospitals and medical institutions, in general, we have recognized revenue upon our delivery to a customer of genetic test results from an ordered test, because all criteria to recognize this revenue have been satisfied at that time. For revenue received from third-party payors, in general, we have recognized revenue on a cash basis due to the inability to satisfy the criteria described above before receipt of payment.

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

Upon adopting the new standard on January 1, 2018, we recorded an adjustment of $327,000 to beginning accumulated deficit and accounts receivable to reflect genetic tests previously delivered to third-party payors for which revenue was not recognized as of such date.

Equity-Based Compensation

In January 2016, our predecessor Fulgent LLC granted an award of fully vested equity to one of our employees. The equity-based compensation expense associated with this award was recorded in full in the period in which the award was granted. As a result, there were substantially increased equity-based compensation expenses in 2016 than in 2017. We do not intend to grant additional awards of fully vested equity and, as a result, we did not experience similar levels of equity-based compensation expense in 2018. We do not expect we will experience similar levels of equity-based compensation expense in future periods. Generally, we record equity-based compensation over the requisite service period from the grant date of the applicable award.

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

Financial Overview

Revenue

We generate revenue from sales of our genetic tests. We recognize revenue upon delivery of a report to the ordering physician or other customer based on the established billing rate, less contractual and other adjustments, to arrive at the amount we expect to collect. We generally bill directly to a hospital, medical or research institution customer, or to a patient, a third-party payor or a combination of a patient and a third-party payor. Some of the revenue we generate relates to certain research services we provide for our research institution and other similar institutional customers, which we refer to as “sequencing as a service.” The amount of research revenue recorded to date has been relatively small, but this amount increased in the third and fourth quarters of 2018 and we expect it may continue to grow. Relative to our other tests, we generally sell sequencing as a service tests may be sold at lower price points, resulting in less revenue to us for sales of the same number of tests, and we generally incur less cost of revenue in delivering these tests. As a result, an increase or decrease in orders of sequencing as a service tests as a percentage of our total billable tests delivered in any given period can materially impact our average price per billable test, revenue and cost of revenue in the period.

In addition, as a result of the establishment of FF Gene Biotech and our related license agreement with FF Gene Biotech in April 2017, we began recognizing royalties from FF Gene Biotech under the license agreement, the amount of which is based on the revenue levels of FF Gene Biotech. The license agreement expired on December 31, 2018. We recorded $76,000 royalties under the license agreement in the year ended December 31, 2018, and minimal royalties under the license agreement was recorded in the year ended December 31, 2017.

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

	Year Ended December 31,		$	%
	2018	2017	Change	Change
Statement of Operations Data:	(dollars in thousands, except Other Operating Data)
Revenue	$21,351	$18,730	$2,621	14%
Cost of revenue	10,697	8,551	2,146	25%
Gross profit	10,654	10,179	475	5%
Operating expenses:
Research and development	5,534	4,223	1,311	31%
Selling and marketing	4,652	4,205	447	11%
General and administrative	5,538	5,233	305	6%
Total operating expenses	15,724	13,661	2,063	15%
Operating loss	(5,070)	(3,482)	(1,588)	46%
Interest and other income, net	434	481	(47)	-10%
Loss before income taxes and equity loss in investee	(4,636)	(3,001)	(1,635)	54%
Provision for (benefit from) income taxes	36	(1,015)	1,051	-104%
Loss before equity loss in investee	(4,672)	(1,986)	(2,686)	135%
Equity loss in investee	(935)	(524)	(411)	78%
Net loss	$(5,607)	$(2,510)	$(3,097)	123%

Other Operating Data:
Billable tests delivered(1)	22,298	16,578	5,720	35%
Average price per billable test delivered(2)	$958	$1,130	$(172)	(15)%
Cost per billable test delivered(3)	$480	$516	$(36)	(7)%

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

Revenue

Revenue increased $2.6 million, or 14%, from $18.7 million in 2017 to $21.4 million in 2018. The increase in revenue between periods was primarily due to an increased number of billable tests delivered.

We believe the increase in the number of billable tests delivered between periods was primarily attributable to the expansion of our test menu, including the introduction of our Beacon carrier screening panel tests in the third quarter of 2017, an increase in sales to certain of our existing customers and an increase in sequencing as a service test orders, combined with growth in the genetic testing market and increased physician awareness and acceptance of genetic tests generally.

The average price of the billable tests we delivered decreased $172, or 15%, from $1,130 in 2017 to $958 in 2018. We believe this decrease was due to (i) the mix of tests we delivered in these periods, including more sequencing as a service and other lower price-point tests in 2018, (ii) our reduction of prices for certain of our tests due to general price degradation for genetic tests and other competitive factors in 2018, and (iii) the mix of customers ordering tests in these periods, which may order tests at different rates depending on the arrangements we have negotiated with them, and for which we may recognize different amounts of revenue at different times in the delivery and payment process based on the impact of our revenue recognition policy on, and differing collectability rates among, various customer groups.

Revenue from non-U.S. sources decreased $934,000, or 10%, from $9.7 million in 2017 to $8.8 million in 2018. The decrease in revenue from non-U.S. sources between periods was primarily due to decreased sales to customers in the PRC, which decreased revenue by $2.5 million, partially offset by an increase of $1.7 million in revenue from sales to customers in other countries. The decrease in sales to customers in the PRC was primarily attributable to decreased sales to two customers that contributed a significant portion of our revenue in the first quarter of 2017 but ordered significantly fewer tests and generated significantly less revenue to us in all other quarters of 2017 and 2018; going forward, we do not expect meaningful revenue from these two customers.

Aggregating customers that are under common control or are affiliates, one customer contributed 13% of our revenue in 2018, and three customers contributed 14%, 12%, and 10%, respectively, in 2017.

Cost of Revenue

Cost of revenue increased $2.1 million, or 25%, from $8.6 million in 2017 to $10.7 million in 2018. The increase was primarily due to increases of $1.1 million in reagent and supply expenses related to increased billable tests delivered, $545,000 in personnel costs related to increased headcount, and $312,000 in depreciation costs due to increased medical laboratory equipment purchased to expand our capacity and throughput.

Cost per billable test delivered decreased slightly between periods, as the increase in our cost of revenue was offset by the increase in the number of billable tests we delivered.

Our gross profit increased $475,000, or 5%, from $10.2 million in 2017 to $10.7 million in 2018. The increase in gross profit was primarily due to an increase in revenue between periods that exceeded the increase in cost of revenue over the same period. Our gross profit as a percentage of revenue, or gross margin, decreased from 54.3% to 49.9% between periods. The decrease in gross margin was primarily due to the decrease in our average price per billable test, combined with the increase in personnel-related costs of revenue related to increased headcount.

Research and Development

Research and development expenses increased $1.3 million, or 31%, from $4.2 million in 2017 to $5.5 million in 2018. The increase was primarily due to increases of $952,000 in personnel costs related to increased headcount, and $275,000 in reagent and supply expenses and $125,000 in depreciation costs related to our increased efforts to maintain our technology advantage and expand our test menu.

Selling and Marketing

Selling and marketing expenses increased $447,000, or 11%, from $4.2 million in 2017 to $4.7 million in 2018. The increase was primarily due to increases of $639,000 in personnel costs and $142,000 in equity-based compensation expense, both related to increased headcount, partially offset by a decrease of $349,000 in marketing costs related to some marketing initiatives incurred in the prior period but did not incur in the current period.

General and Administrative

General and administrative expenses increased $305,000, or 6%, from $5.2 million in 2017 to $5.5 million in 2018. The increase was primarily due to increases of $199,000 in personnel costs related to increased headcount and $155,000 in bad debt expenses related to additional reserve for doubtful accounts.

Interest and Other Income, Net

Interest income was $578,000 and $457,000 for 2018 and 2017, respectively. This income mainly related to interest received on various investments in marketable securities.

Other income (expense) was not significant for 2018 or 2017. The primary component of other income (expense) for 2018 and 2017 was foreign currency valuation gains (losses).

Provision for (Benefit from) Income Taxes

We recorded income tax (benefit) of $36,000 and $(1.0 million) for 2018 and 2017, respectively. Our effective income tax rate was 0.7% and 34.2% of loss before income taxes for 2018 and 2017, respectively.

The effect of a full valuation allowance, state income taxes and certain expenses or adjustments related to equity-based compensation are the primary factors impacting our effective tax rate for 2018 and 2017.

The 2017 Tax Act, which was signed into law on December 22, 2017, has resulted in significant changes to the U.S. corporate income tax system. These changes include, among others, a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expenses and executive compensation expenses. The 2017 Tax Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings. These changes were effective beginning in 2018.  We account for changes in tax rates and tax laws in the period of enactment. As a result, for 2017, due to the reduction in the corporate income tax rate with the enactment of the 2017 Tax Act, we recorded a tax expense of $22,000 related to the revaluation of our net deferred tax assets. We have determined that the various other provisions of the 2017 Tax Act did not have a material impact on our results of operations or financial condition, largely because of the amount of our federal net operating loss carryover and we have no known unrepatriated foreign earnings.

In 2018, we increased the Company’s deferred tax valuation allowance for the year ended December 31, 2018 from $118,000 to $1.4 million as we concluded it was more likely than not that some or all of the Company’s deferred tax assets would not be utilized. As of December 31, 2018, our net state deferred tax asset was $0, and our net federal deferred tax asset was $0, as the result of a full valuation allowance. As of December 31, 2017, our net state deferred tax asset was $90,000, and our net federal deferred tax asset was $36,000. The temporary differences in existence for 2018 and 2017 are primarily from net operating loss, depreciation and equity-based compensation.

See Note 11, Income Taxes, to our consolidated financial statements included in this report for more information regarding our income taxes.

Equity Loss in Investee

Equity loss in investee was $935,000 and $524,000 in 2018 and 2017, respectively, and relates to our 30% ownership interest in FF Gene Biotech.

Liquidity and Capital Resources

Liquidity and Sources of Cash

We had $6.7 million and $6.5 million in cash and cash equivalents as of December 31, 2018 and 2017, respectively, and $30.7 million and $34.9 million in marketable securities, consisting of corporate bonds, as of December 31, 2018 and 2017, respectively.

Since commencing operations in May 2012, our operations have been financed primarily by our founder, Chief Executive Officer and Chairman of our board of directors, Ming Hsieh, and in more recent periods, by cash from our operations and equity financings.

Our primary uses of cash are to fund our operations as we continue to invest in and seek to grow our business. Cash used to fund operating expenses is impacted by the timing of our expense payments, as reflected in the changes in our outstanding accounts payable and accrued expenses. In addition, in the third and fourth quarters of 2016, we used an aggregate of $5.9 million in cash to make tax and other distributions to the members of Fulgent LLC, but we do not expect to make these or other types of distributions or dividends in the foreseeable future. Further, in April 2017, in connection with the establishment of FF Gene Biotech, we became obligated to contribute to FF Gene Biotech genetic sequencing and other equipment with a total cost of 60,000,000 RMB over a three-year period. To date, we have purchased and contributed to FF Gene Biotech equipment with an aggregate fair value of $3.0 million pursuant to these contribution obligations, of which $510,000 and $2.5 million were contributed in 2018 and 2017, respectively. Depending on the performance of FF Gene Biotech, this joint venture may never produce sufficient revenue to us to recover these capital and other investments and could cause our revenue to decrease if any of our direct customers in Asia choose to order genetic tests from FF Gene Biotech instead of from us, any of which could negatively affect our liquidity and cash flow. In addition, although we have in the past made cash distributions for tax and other purposes to the equity holders of our predecessor, we do not expect to use our cash make these or any other types of distributions or dividends in the foreseeable future.

We believe our existing cash, along with cash from our operations and proceeds from our equity financings, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Much of the losses we have incurred were attributable to a variety of non-cash charges, including equity-based compensation expenses. Additionally, if our business grows and we are able to achieve increased efficiencies and economies of scale in line with this growth, we expect that increased revenue levels would increase our ability to rely on cash from our operations to support our business in future periods, even if our expenses also increase as a result of the growth of our business. Based on these factors, we anticipate that cash from our operations will continue to play a meaningful role in our ability to meet our liquidity requirements and pursue our business plans and strategies in the next 12 months and in the longer term.

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

Cash Flows

The following table summarizes cash flows from continuing operations for each of the periods presented:

	Year Ended December 31,
	2018	2017
	(in thousands)
Cash (used in) provided by operating activities	$(675)	$1,331
Net cash provided by (used in) investing activities	$950	$(2,049)
Net cash provided by (used in) financing activities	$15	$(770)

Operating Activities

Cash used in operating activities in 2018 was $675,000. The difference between net loss and cash used in operating activities for the period was primarily due to the effect of $2.3 million in equity-based compensation expenses and $2.2 million in the depreciation of assets. Cash used in operating activities decreased between periods primarily due to the negative effect of a $2.0 million increase in accounts receivable mainly due to the timing of collections from customers, partially offset by the positive effect of a $533,000 increase in accrued liabilities mainly related to payroll liabilities and contract liabilities.

Cash provided by operating activities in 2017 was $1.3 million. The difference between net loss and cash provided by operating activities for the period was primarily due to the effect of $2.1 million in equity-based compensation expenses and $1.7 million in the depreciation of assets. Cash provided by operating activities decreased between periods primarily due to the negative effect of a $1.5 million increase in other current assets resulting primarily from an increase in prepaid income taxes, insurance, licenses and subscriptions, and a $363,000 decrease in accounts payable resulting primarily from purchases of medical laboratory equipment and reagents, partially offset by the positive effect of a $1.1 million increase in accrued liabilities mainly related to payroll liabilities and deferred revenues and a $214,000 decrease in accounts receivable mainly due to the timing of collections from customers.

Investing Activities

Cash provided by investing activities in 2018 was $950,000, which primarily related to maturities of $28.0 million of marketable securities, partially offset by $24.2 million in purchases of marketable securities, $2.3 million in purchases of fixed assets consisting mainly of medical laboratory equipment, computer hardware and leasehold improvements, and purchased equipment with an aggregate fair value of $510,000 contributed to FF Gene Biotech.

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

Financing Activities

Cash provided by financing activities in 2018 was minimal. Cash used in financing activities in 2017 was $770,000, which represents payments of $801,000 for our initial public offering costs, partially offset by $31,000 in cash proceeds from exercises of stock options.

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

We recognize revenue in an amount that reflects the consideration to which we expect to be entitled in exchange for the transfer of promised goods or services to our customers. To determine revenue recognition for contracts with customers, the Company performs the following steps: (1) identifies the contract with the customer, (2) identifies the performance obligations in the contract, (3) determines the transaction price, (4) allocates the transaction price to the performance obligations in the contract, and (5) recognizes revenue when (or as) the entity satisfies a performance obligation.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company, as this term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

This report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting, in accordance with applicable SEC rules that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

On February 28, 2018, we issued a press release (the “Earnings Release”) announcing the Company's financial results for the quarter and full year ended December 31, 2018. A copy of the Press Release was furnished as Exhibit 99.1 to our Current Report on Form 8-K furnished to the SEC on February 28, 2018.  After further review following the Earnings Release and in preparation of this Annual Report, we increased the Company’s deferred tax valuation allowance for the year ended December 31, 2018. As a result, the Company’s Consolidated Balance Sheet for the year ended December 31, 2018 included in the Earnings Release has been revised accordingly. These revisions include a reduction of the total assets, and total liabilities and equity from $55.0 million to $53.9 million. The Company’s Consolidated Statements of Operations for the quarter and year ended December 31, 2018 have also been revised. For the quarter ended December 31, 2018, these revisions include an increase in net loss from $935,000 to $2.1 million and an increase in net loss per common share (basic and diluted) from $0.05 to $0.11. For the year ended December 31, 2018, these revisions include an increase in net loss from $4.5 million to $5.6 million and an increase in net loss per common share (basic and diluted) from $0.25 to $0.31. The Company’s full financial results for the year ended December 31, 2018 are included in its Consolidated Balance Sheets and Consolidated Statements of Operations included in Item 15 of this Annual Report, and the financial results for the quarter ended December 31, 2018 are included in Note 16, Selected Quarterly Financial Data (Unaudited) of the Company’s Consolidated Financial Statements included in Item 15 of this Annual Report. The increased tax valuation allowance had no impact on operating activities on the statement of cash flow and no impact on the Non-GAAP figures previously included in the Earnings Release. You should not rely on the figures in the Earnings Release that have been subsequently revised in this Annual Report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2019 annual meeting of stockholders or an amendment to this report, in either case to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2019 annual meeting of stockholders or an amendment to this report, in either case to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2019 annual meeting of stockholders or an amendment to this report, in either case to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2019 annual meeting of stockholders or an amendment to this report, in either case to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2019 annual meeting of stockholders or an amendment to this report, in either case to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018.

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

Item 16. Form 10-K Summary.

We have elected not to provide summary information.

EXHIBIT INDEX

Exhibit Number	Description	Form	File Number	Incorporated by Reference Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated September 16, 2016, by and among the registrant, Fulgent MergerSub, LLC and Fulgent Therapeutics LLC (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (File No. 333-213912) filed with the SEC on September 19, 2016).	S-1/A	333-213469	2.1	9/19/2016
3.1	Certificate of Incorporation of the registrant, dated May 13, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2017).	10-Q	001-37894	3.1	8/14/2017
3.1.1	Certificate of Amendment to Certificate of Incorporation of the registrant, dated August 2, 2016 (incorporated by reference to Exhibit 3.1.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2017).	10-Q	001-37894	3.1.1	8/14/2017
3.1.2	Certificate of Amendment to Certificate of Incorporation of the registrant, dated May 17, 2017 (incorporated by reference to Exhibit 3.1.2 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2017).	10-Q	001-37894	3.1.2	8/14/2017
3.2	Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-213912) filed with the SEC on September 26, 2016).	S-1/A	333-213469	3.2	9/26/2016
4.1	Form of Certificate of Common Stock of the registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (File No. 333-213912) filed with the SEC on September 19, 2016).	S-1/A	333-213469	4.1	9/19/2016
4.2	Investor’s Rights Agreement, dated May 17, 2016, by and between Fulgent Therapeutics LLC and Xi Long USA, Inc. (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 (File No. 333-213912) filed with the SEC on September 2, 2016).	S-1	333-213469	4.2	9/2/2016
10.1#	Form of Indemnification Agreement between the registrant and each of its officers and directors (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-213912) filed with the SEC on September 2, 2016).	S-1	333-213469	10.1	9/2/2016
10.2#	Amended and Restated 2015 Equity Incentive Plan of Fulgent Therapeutics LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-1 (File No. 333-213912) filed with the SEC on September 2, 2016).	S-1	333-213469	10.2	9/2/2016
10.3#	Form of Notice of Option Grant and Option Agreement under the Amended and Restated 2015 Equity Incentive Plan of Fulgent Therapeutics LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-1 (File No. 333-213912) filed with the SEC on September 2, 2016).	S-1	333-213469	10.3	9/2/2016
10.4#	Form of Notice of Profits Interest Grant and Profits Interest Agreement under the Amended and Restated 2015 Equity Incentive Plan of Fulgent Therapeutics LLC (incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-1 (File No. 333-213912) filed with the SEC on September 2, 2016).	S-1	333-213469	10.4	9/2/2016

Exhibit Number	Description	Form	File Number	Incorporated by Reference Exhibit	Filing Date	Filed Herewith
10.5#	Form of Notice of Restricted Share Unit Grant and Restricted Share Unit Agreement under the Amended and Restated 2015 Equity Incentive Plan of Fulgent Therapeutics LLC (incorporated by reference to Exhibit 10.5 to the registrant’s Registration Statement on Form S-1 (File No. 333-213912) filed with the SEC on September 2, 2016).	S-1	333-213469	10.5	9/2/2016
10.6#	2016 Omnibus Incentive Plan of the registrant (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-213912) filed with the SEC on September 26, 2016).	S-1/A	333-213469	10.6	9/26/2016
10.7#	Form of Notice of Stock Option Award and Stock Option Award Agreement under the 2016 Omnibus Incentive Plan of the registrant (incorporated by reference to Exhibit 10.7 to the registrant’s Registration Statement on Form S-1 (File No. 333-213912) filed with the SEC on September 2, 2016).	S-1	333-213469	10.7	9/2/2016
10.8#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under the 2016 Omnibus Incentive Plan of the registrant (incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2017).	10-K	001-37894	10.8	3/17/2017
10.9#	Form of Option Substitution Award under the 2016 Omnibus Incentive Plan of the registrant (incorporated by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-1 (File No. 333-213912) filed with the SEC on September 2, 2016).	S-1	333-213469	10.9	9/2/2016
10.10#	Form of Notice of Restricted Stock Unit Substitution Award and Restricted Stock Unit Agreement under the 2016 Omnibus Incentive Plan of the registrant Form of Notice of Restricted Stock Unit Substitution Award and Restricted Stock Unit Agreement under the 2016 Omnibus Incentive Plan of the registrant (incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 (File No. 333-213912) filed with the SEC on September 2, 2016).	S-1	333-213469	10.10	9/2/2016
10.11#	Employment Agreement, dated May 25, 2016, by and among Fulgent Therapeutics LLC, the registrant and Ming Hsieh (incorporated by reference to Exhibit 10.11 to the registrant’s Registration Statement on Form S-1 (File No. 333-213912) filed with the SEC on September 2, 2016).	S-1	333-213469	10.11	9/2/2016
10.12#	Employment Agreement, dated May 25, 2016, by and among Fulgent Therapeutics LLC, the registrant and Paul Kim (incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-1 (File No. 333-213912) filed with the SEC on September 2, 2016).	S-1	333-213469	10.12	9/2/2016
10.13#	Amended and Restated Employment Agreement, dated May 25, 2016, by and among Fulgent Therapeutics LLC, the registrant and Han Lin Gao (incorporated by reference to Exhibit 10.13 to the registrant’s Registration Statement on Form S-1 (File No. 333-213912) filed with the SEC on September 2, 2016).	S-1	333-213469	10.13	9/2/2016
10.14#	Severance Agreement, dated July 7, 2016, by and among Fulgent Therapeutics LLC, the registrant and Ming Hsieh (incorporated by reference to Exhibit 10.14 to the registrant’s Registration Statement on Form S-1 (File No. 333-213912) filed with the SEC on September 2, 2016).	S-1	333-213469	10.14	9/2/2016

Exhibit Number	Description	Form	File Number	Incorporated by Reference Exhibit	Filing Date	Filed Herewith
10.15#	Severance Agreement, dated July 7, 2016, by and among Fulgent Therapeutics LLC, the registrant and Paul Kim (incorporated by reference to Exhibit 10.15 to the registrant’s Registration Statement on Form S-1 (File No. 333-213912) filed with the SEC on September 2, 2016).	S-1	333-213469	10.15	9/2/2016
10.16#	Severance Agreement, dated July 7, 2016, by and among Fulgent Therapeutics LLC, the registrant and Han Lin Gao (incorporated by reference to Exhibit 10.16 to the registrant’s Registration Statement on Form S-1 (File No. 333-213912) filed with the SEC on September 2, 2016).	S-1	333-213469	10.16	9/2/2016
10.17	Contribution and Allocation Agreement, dated May 19, 2016, by and among Fulgent Therapeutics LLC, Fulgent Pharma LLC and Ming Hsieh (incorporated by reference to Exhibit 10.17 to the registrant’s Registration Statement on Form S-1 (File No. 333-213912) filed with the SEC on September 2, 2016).	S-1	333-213469	10.17	9/2/2016
10.18	Form of Fourth Amended and Restated Operating Agreement of Fulgent Therapeutics LLC, to be in effect upon completion of the Reorganization (included as an exhibit to Exhibit 2.1, incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (File No. 333-213912) filed with the SEC on September 19, 2016).	S-1/A	333-213469	2.1	9/19/2016
10.19	Commercial Leases, dated April 14, 2015, April 28, 2016, March 24, 2016 and August 1, 2016, by and between E & E Plaza LLC and Fulgent Therapeutics LLC (incorporated by reference to Exhibit 10.19 to the registrant’s Registration Statement on Form S-1 (File No. 333-213912) filed with the SEC on September 2, 2016).	S-1	333-213469	10.19	9/2/2016
10.20	Director Compensation Program of the registrant, effective as of September 28, 2016 and amended November 2, 2017.	10-K	001-37894	10.20	3/20/2018
10.21§	Cooperation Agreement on the Establishment of Fujian Fujun Gene Biotech Co., Ltd., dated April 25, 2017, by and among Shenzhen Fujin Gene Science & Technology Co., Ltd., Xilong Scientific Co., Ltd. and Fuzhou Jinqiang Investment Partnership (LP) (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2017).	10-Q	001-37894	10.1	8/14/2017
10.22§	Technical Know-How License Agreement, dated April 25, 2017, by and between the registrant and Fujian Fulgent Gene Biotech Co., Ltd. (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2017).	10-Q	001-37894	10.2	8/14/2017
10.23	Commercial Lease, dated January 31, 2018, by and between E & E Plaza LLC and Fulgent Therapeutics LLC.					X
10.24	Commercial Lease, dated April 1, 2018, by and between 4401 Santa Anita Corporation and Fulgent Genetics, Inc.					X
21.1	Subsidiaries of the registrant.					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm, relating to the financial statements of the registrant.					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number	Description	Form	File Number	Incorporated by Reference Exhibit	Filing Date	Filed Herewith
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*

This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language in such filing.

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

FULGENT GENETICS, INC.

Date: March 22, 2019	By:	/s/ Ming Hsieh
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

Name and Signature	Title	Date

/s/ Ming Hsieh	President, Chief Executive Officer and Chairman of the Board	March 22, 2019
Ming Hsieh	(principal executive officer)

/s/ Paul Kim	Chief Financial Officer	March 22, 2019
Paul Kim	(principal financial and accounting officer)

/s/John Bolger	Director	March 22, 2019
John Bolger

/s/ James J. Mulay (Mulé)	Director	March 22, 2019
James J. Mulay (Mulé)

/s/ Yun Yen	Director	March 22, 2019
Yun Yen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Fulgent Genetics, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fulgent Genetics, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers in 2018 due to the adoption of the new revenue standard.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 22, 2019

We have served as the Company's auditor since 2016.

CONSOLIDATED FINANCIAL STATEMENTS

FULGENT GENETICS, INC.

Consolidated Balance Sheets

(in thousands, except par value data)

	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$6,736	$6,490
Marketable securities	24,298	19,994
Trade accounts receivable, net of allowance for doubtful accounts of $590 and $287, as of December 31, 2018 and 2017, respectively	5,948	4,005
Other current assets	2,561	2,438
Total current assets	39,543	32,927
Marketable securities, long term	6,386	14,883
Equity method investments	1,512	1,937
Fixed assets, net	6,446	7,272
Deferred tax asset	—	126
Other long-term assets	17	39
Total assets	$53,904	$57,184
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,313	$2,089
Accrued liabilities	1,425	911
Total current liabilities	2,738	3,000
Other long-term liabilities	14	6
Total liabilities	2,752	3,006
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value per share, 50,000 and 50,000 shares authorized, 18,172 and 17,847 shares issued and outstanding at December 31, 2018 and 2017, respectively.	2	2
Preferred stock, $0.0001 par value per share, 1,000 shares authorized, no shares issued or outstanding at December 31, 2018 and 2017	—	—
Additional paid-in capital	114,203	111,884
Accumulated other comprehensive income loss	(35)	(44)
Accumulated deficit	(63,018)	(57,664)
Total stockholders’ equity	51,152	54,178
Total liabilities and stockholders’ equity	$53,904	$57,184

The accompanying notes are an integral part of these consolidated financial statements.

FULGENT GENETICS, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2018	2017
Revenue	$21,351	$18,730
Cost of revenue	10,697	8,551
Gross profit	10,654	10,179
Operating expenses:
Research and development	5,534	4,223
Selling and marketing	4,652	4,205
General and administrative	5,538	5,233
Total operating expenses	15,724	13,661
Operating loss	(5,070)	(3,482)
Interest and other income, net	434	481
Loss before income taxes and equity loss in investee	(4,636)	(3,001)
Provision for (benefit from) income taxes	36	(1,015)
Loss before equity loss in investee	(4,672)	(1,986)
Equity loss in investee	(935)	(524)
Net loss	$(5,607)	$(2,510)

Net loss per common share:
Basic and Diluted	$(0.31)	$(0.14)

Weighted-average common shares:
Basic and Diluted	17,978	17,739

The accompanying notes are an integral part of these consolidated financial statements.

FULGENT GENETICS, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2018	2017
Net loss	$(5,607)	$(2,510)
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(44)	81
Net unrealized gain (loss) on marketable securities, net of tax	53	(22)
Comprehensive loss	$(5,598)	$(2,451)

The accompanying notes are an integral part of these consolidated financial statements.

FULGENT GENETICS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Stockholders' Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
Balance at December 31, 2016	17,676	$2	$109,734	$(103)	$(55,154)	$54,479
Equity-based compensation	—	—	2,119	—	—	2,119
Exercise of common stock options	81	—	31	—	—	31
Restricted stock awards	90	—	—	—	—	—
Other comprehensive income, net	—	—	—	59	—	59
Net loss	—	—	—	—	(2,510)	(2,510)
Balance at December 31, 2017	17,847	$2	$111,884	$(44)	$(57,664)	$54,178
Equity-based compensation	—	—	2,304	—	—	2,304
Exercise of common stock options	40	—	15	—	—	15
Restricted stock awards	285	—	—	—	—	—
Cumulative effect of accounting change	—	—	—	—	327	327
Cumulative tax effect of accounting change	—	—	—	—	(74)	(74)
Other comprehensive income, net	—	—	—	9	—	9
Net loss	—	—	—	—	(5,607)	(5,607)
Balance at December 31, 2018	18,172	$2	$114,203	$(35)	$(63,018)	$51,152

The accompanying notes are an integral part of these consolidated financial statements.

FULGENT GENETICS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2017
Cash flow from operating activities:
Net loss	$(5,607)	$(2,510)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity-based compensation	2,304	2,119
Depreciation	2,163	1,728
Loss (gain) on disposal of fixed asset	88	5
Amortization of premium of marketable securities	297	370
Provision for bad debt	309	160
Deferred income taxes	36	(336)
Equity loss in investee	935	524
Other	44	(15)
Changes in operating assets and liabilities:
Accounts receivable	(1,970)	214
Other current assets	91	(1,537)
Accounts payable	102	(363)
Taxes payable	—	(124)
Accrued liabilities	533	1,098
Other current liabilities	—	(2)
Cash (used in) provided by operating activities	(675)	1,331
Cash flow from investing activities:
Purchases of fixed assets	(2,322)	(2,895)
Sale of marketable securities	—	3,781
Purchase of marketable securities	(24,187)	(11,659)
Maturities of marketable securities	27,969	11,185
Purchase of equipment contributed to Equity Method Investee	(510)	(2,461)
Net cash provided by (used in) investing activities	950	(2,049)
Cash flow from financing activities:
Payment of initial public offering costs	—	(801)
Proceeds from exercise of stock options	15	31
Net cash provided by (used in) financing activities	15	(770)
Effect of exchange rate changes on cash and cash equivalents	(44)	81
Net increase (decrease) in cash	246	(1,407)
Cash balance at beginning of period	6,490	7,897
Cash balance at end of period	$6,736	$6,490
Supplemental disclosures of cash flow information:
Income taxes paid	$1	$757
Supplemental disclosures of non-cash investing and financing activities:
Fixed assets included in accounts payable	$85	$1,014

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

A roll-forward of the activity in the Company’s allowance for doubtful accounts is as follows:

	December 31,
	2018	2017
	(in thousands)
Allowance for doubtful accounts at beginning of year	$287	$151
Bad debt expense	309	160
Deductions	(6)	(24)
Allowance for doubtful accounts at end of year	$590	$287

Marketable Securities

All marketable securities, which consist of debt securities, United States Treasury and U.S. government agency securities, have been classified as “available for sale” and are carried at fair value. Unrealized gains and losses, net of any related tax effects, are excluded from earnings and are included in other comprehensive loss and reported as a separate component of stockholders’ equity until realized. Realized gains and losses and declines in value judged to be other than temporary, if any, on marketable securities are included in other income (expense), net. The cost of any marketable securities sold is based on the specific-identification method. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest on marketable securities is included in interest income. In accordance with the Company’s investment policy, management invests to diversify credit risk and only invests in securities with high credit quality, including U.S. government securities.

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

Concentrations of Credit Risk, Customers and Suppliers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, accounts receivable and marketable securities, which consist of debt securities, and cash equivalents. As of December 31, 2018, substantially all of the Company’s cash and cash equivalents were deposited in accounts at financial institutions, and amounts may exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial strength of the depository institutions in which its cash and cash equivalents are held.

In certain periods, a small number of customers has accounted for a significant portion of the Company’s revenue. Aggregating customers that are under common control or are affiliates, one customer comprised 13% of total revenue in the year ended December 31, 2018, and three customers comprised 14%, 12% and 10% of total revenue in the year ended December 31, 2017. One customer comprised 18% and 13% of total accounts receivable as of December 31, 2018 and 2017, respectively.

Revenue from the U.S. government was less than 10% of total revenue in each of the years ended December 31, 2018 and 2017.

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

The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that a decline in value has occurred that is other than temporary. Evidence considered in this evaluation includes, but would not necessarily be limited to, the financial condition and near-term prospects of the investee, recent operating trends and forecasted performance of the investee, market conditions in the geographic area or industry in which the investee operates and the Company’s strategic plans for holding the investment in relation to the period of time expected for an anticipated recovery of its carrying value.  If the investments is determined to have a decline in value deemed to be other than temporary it is written down to estimated fair value.

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

Effective January 1, 2018, the Company began recognizing revenue in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company adopted ASC 606 utilizing the modified retrospective method, meaning the cumulative effect of applying the standard was recognized to opening retained earnings as of January 1, 2018. To reflect the impact of the adoption, the Company recorded an adjustment of $327,000 to beginning accumulated deficit and accounts receivable and an adjustment of ($74,000) to beginning accumulated deficit and deferred taxes. Under ASC 606, the Company recognizes revenue in an amount that reflects the consideration to which it expects to be entitled in exchange for the transfer of promised goods or services to customers. To determine revenue recognition for contracts with customers that are within the scope of ASC 606, the Company performs the following steps: (1) identifies the contract with the customer, (2) identifies the performance obligations in the contract, (3) determines the transaction price, (4) allocates the transaction price to the performance obligations in the contract, and (5) recognizes revenue when (or as) the entity satisfies a performance obligation.

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

Contract Liabilities

Payments received in advance of services rendered are recorded as contract liabilities and are subsequently recognized as revenue in the period in which the applicable revenue recognition criteria, as described above, are met. Contract liabilities consists primarily of revenue from tests performed for customers that have a limited time period following an initial order to request certain follow-up tests at no additional charge.

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

The Company’s predecessor, Fulgent LLC, was organized as a limited liability company and its members elected to have Fulgent LLC treated as a partnership for income tax purposes. As a result, for all periods prior to the Reorganization, all taxable income or loss and tax credits of the Company generally were reflected in the personal income tax returns of Fulgent LLC’s members, and no provision for federal and state income taxes was provided in the accompanying consolidated financial statements. The Company became a taxable entity upon completion of the Reorganization on September 30, 2016.

Equity-Based Compensation

The Company grants various types of equity-based awards to its employees, consultants and non-employee directors. Equity-based compensation costs are reflected in the accompanying statements of operations based upon each award recipient’s role with the Company. The Company primarily grants to its employees restricted stock unit (RSU) awards that generally vest over a specified period of time upon the satisfaction of service-based conditions. The Company measures compensation expense for equity-based awards granted to employees based on the fair value of the award on the grant date of the award. Compensation expense for employee RSU awards with a service-based vesting condition is recognized ratably over the vesting period of the award.

Foreign Currency Translation and Foreign Currency Transactions

The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in other comprehensive loss in the accompanying consolidated statements of stockholders’ equity. The Company’s subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property and nonmonetary assets and liabilities at historical rates. Gains and losses from these remeasurements were not significant in the year ended December 31, 2018.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss consists of unrealized loss on marketable securities and foreign currency translation adjustments from its subsidiaries not using the U.S. dollar as their functional currency. The Company did not have reclassifications from other comprehensive loss to the loss during the year ended December 31, 2018.

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

Accounting Pronouncements Recently Adopted

ASU 2014-09

The Company adopted ASU 2014-09 Revenue from Contracts with Customers, and all related amendments (collectively codified as ASC 606) on January 1, 2018 utilizing the modified retrospective method, meaning the cumulative effect of applying the standard to all contracts completed as of the date of initial application was recognized to opening retained earnings as of January 1, 2018. Comparative information from prior periods has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

In accordance with ASC 606 requirements under the modified retrospective method of adoption, the disclosure of the impacts to condensed consolidated financial statements for the years ended December 31, 2018 were as follows:

	As reported	Adjustments Due to ASC 606	Balances without the adoption of Topic 606
	(in thousands)
Condensed Consolidated Balance Sheet data
Assets:
Accounts receivable	$5,948	$(20)	$5,928
Deferred tax asset	—	—	—

Equity:
Accumulated deficit	$(63,018)	$(20)	$(63,038)

	For the Year Ended December 31, 2018
	As reported	Adjustments Due to ASC 606		Balances without the adoption of Topic 606
	(in thousands, except per share data)
Condensed Consolidated Statement of Operations data:
Total revenue	$21,351	$307	*	$21,658
Provision for (benefit from) income taxes	36	74		110
Net income (loss)	(5,607)	233		(5,374)
Net income (loss) per common share:
Basic & Diluted	$(0.31)	$0.01		$(0.30)

*

Revenue under ASC 605 would have been greater than under ASC 606 because the amount of cash receipts in 2018 from current and prior period insurance billings was greater than the estimated collections for services delivered and billed in 2018.

There was no impact on the condensed consolidated statements of cash flows for the year ended December 31, 2018.

Disaggregation of Revenue

The Company classifies its customers into three payor types, Clinical Institutional, Patients who pay directly or Clinical Insurance, as we believe this best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. The following table summarizes revenue from contracts with customers by payor type for the year ended December 31, 2018.

Year ended
December 31, 2018
(in thousands)
Genetic Testing Services by payor
Institutional	$19,980
Patient	547
Insurance	824
Total Revenue	$21,351

There was no material variable consideration recognized in the current period that relates to performance obligations that were completed in the prior period.

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as December 31, 2018. ASC 606 provides certain practical expedients that limit the requirement to disclose the aggregate amount of transaction price allocated to unsatisfied performance obligations.

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

ASU No. 2016-02

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. The FASB has issued subsequent amendments to improve and clarify the implementation guidance of Topic 842. The new standard requires an entity to recognize leases on the balance sheet and to disclose key information about the entity's leasing arrangements. The Company adopted this standard at the beginning of fiscal year 2019 using the modified retrospective transition approach, including certain practical expedients, for all leases existing at January 1, 2019, the effective and initial application date. The estimated impact of the adoption to the Company's consolidated financial statements included the recognition of operating lease liabilities of approximately $3.1 million with corresponding right-of-use assets of approximately the same amount based on the present value of the remaining lease payments for existing operating leases. This standard is not expected to have a material impact on the Company's results of operations. The Company has revised its relevant policies and procedures, as applicable, to meet the new accounting, reporting and disclosure requirements of Topic 842 and has updated internal controls accordingly.

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

ASU No. 2017-08

In March 2017, the FASB issued ASU No. 2017-08, Receivables–Nonrefundable Fees and Other Costs (Subtopic 310-20). Under the ASU, entities must amortize to the earliest call date the premium on certain purchased callable debt securities. The ASU does not require any accounting change for debt securities held at a discount. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including in an interim period. The Company does not expect the adoption of the new guidance under the standard to materially affect its financial position or results of operations.

ASU No. 2018-02

In February 2018, the FASB issued ASU No. 2018-02, Income Statement–Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted by the U.S. federal government on December 22, 2017 (the “2017 Tax Act”). Consequently, the amendments eliminate the stranded tax effects resulting from the 2017 Tax Act and will improve the usefulness of information reported to financial statement users. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The Company does not expect the adoption of the new guidance under the standard to materially affect its financial position or results of operations.

ASU No. 2018-15

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which provides new guidance on the accounting for implementation, set-up, and other upfront costs incurred in a hosted cloud computing arrangement. Under the new guidance, entities will apply the same criteria for capitalizing implementation costs as they would for an internal-use software license arrangement. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. This ASU can be adopted prospectively to eligible costs incurred on or after the date of adoption or retrospectively. The Company does not expect the adoption of the new guidance under the standard to materially affect its financial position or results of operations.

Note 3. Marketable Securities

The Company’s marketable securities consisted of the following:

	December 31, 2018
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Marketable securities:
Short-term
Money market accounts	$2,692	$—	$—	$2,692
United States Treasury	990	—	—	990
U.S. government agency securities	790	—	—	790
Corporate debt securities	22,613	1	(96)	22,518
Less: Cash equivalents	(2,692)	—	—	(2,692)
Total short-term marketable securities	24,393	1	(96)	24,298
Corporate debt securities	6,383	11	(8)	6,386
Total long-term marketable securities	6,383	11	(8)	6,386
	$30,776	$12	$(104)	$30,684

	December 31, 2017
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Marketable securities:
Short-term
Money market accounts	$723	$—	$—	$723
Corporate debt securities	20,040	2	(48)	19,994
Less: Cash equivalents	(723)	—	—	(723)
Total short-term marketable securities	20,040	2	(48)	19,994
Corporate debt securities	14,999	—	(116)	14,883
Total long-term marketable securities	14,999	—	(116)	14,883
	$35,039	$2	$(164)	$34,877

Management determined that the gross unrealized losses of $104,000 on the Company’s marketable securities as of December 31, 2018 were temporary in nature. Gross unrealized losses on the Company’s marketable securities were $164,000 as of December 31, 2017. The Company currently does not intend to sell these securities prior to maturity and does not consider these investments to be other-than-temporarily impaired as of December 31, 2018.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the three-tier fair value hierarchy:

	December 31, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Marketable securities:
Corporate debt securities	$28,904	$—	$28,904	$—
United States Treasury	990	—	990	—
U.S. government agency securities	790	—	790	—
Money market accounts	2,692	2,692	—	—
Total marketable securities	$33,376	$2,692	$30,684	$—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Marketable securities:
Corporate debt securities	$34,877	$—	$34,877	$—
Money market accounts	723	723	—	—
Total marketable securities	$35,600	$723	$34,877	$—

The Company’s Level 1 assets include money market instruments and are valued based upon observable market prices. Level 2 assets consist of United States Treasury, U.S. government agency securities, and corporate debt securities. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. As of December 31, 2018 and 2017, the Company had no investments that were measured using unobservable (Level 3) inputs.

There were no transfers between fair value measurement levels during the years ended December 31, 2018 and 2017.

Gross unrealized gains or losses for cash equivalents and marketable securities as of December 31, 2018 were not material. As of December 31, 2018, unrealized losses for securities in an unrealized loss position for more than 12 months were $84,000. During the years ended December 31, 2018 and 2017, the Company did not recognize other-than-temporary impairment losses related to its marketable securities.

Note 5. Fixed Assets

Major classes of fixed assets consisted of the following:

		December 31,
	Useful Lives	2018	2017
		(in thousands)
Computer hardware	3 Years	$1,579	$1,435
Computer software	3 Years	495	463
Medical lab equipment	5 Years	8,136	7,145
Furniture and fixtures	5 Years	233	159
Leasehold improvements	Shorter of lease term or estimated useful life	802	763
Assets not yet placed in service		1,087	1,074
Total		12,332	11,039
Less: Accumulated depreciation		(5,886)	(3,767)
Property and equipment, net		$6,446	$7,272

Depreciation expense on fixed assets totaled $2.2 million and $1.7 million for the years ended December 31, 2018 and 2017, respectively.

Note 6. Other Current Assets

Other current assets consisted of the following:

	December 31,
	2018	2017
	(in thousands)
Reagents	$314	$231
Prepaid expenses	706	624
Prepaid income taxes	1,251	1,313
Marketable securities interest receivable	220	204
Other receivable	70	66
Total	$2,561	$2,438

Reagents are used for DNA sequencing applications in the Company’s DNA sequencing equipment.

Note 7. Reporting Segment and Geographic Information

The Company views its operations and manages its business in one reporting segment. All long-lived assets were located in the United States during the years ended December 31, 2018 and 2017. Revenue by region was as follows:

	December 31,
	2018	2017
	(in thousands)
Revenue:
United States	$12,579	$9,024
Foreign:
Canada	3,984	4,091
People's Republic of China ("PRC")	109	2,614
Other Countries	4,679	3,001
Total	$21,351	$18,730

Note 8. Commitments and Contingencies

Operating Leases

The Company has commitments under various non-cancelable operating leases with varying terms through August 2023. The Company has options to renew some of these leases for three years after their expiration. Future minimum payments under non-cancelable operating leases as of December 31, 2018 are as follows:

Amounts
Year ending December 31,	(in thousands)
2019	$560
2020	559
2021	550
2022	558
Thereafter	1,429
Total minimum lease payments	$3,656

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

Rent expense for the years ended December 31, 2018 and 2017 was approximately $418,000 and $250,000, respectively.

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

Purchase Obligations

As of December 31, 2018, the Company had non-cancelable purchase obligations of $5.7 million for reagents, equipment and maintenance agreements.

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

The tax effects related to unrealized holding gains (losses) on marketable securities were $21,000 and $37,000 as of December 31, 2018 and 2017, respectively.

Certificate of Incorporation

In accordance with the Company’s amended certificate of incorporation, the Company is authorized to issue 50,000,000 shares of common stock, with a par value of $0.0001 per share, and 1,000,000 shares of preferred stock, with a par value of $0.0001 per share. In May 2017, the Company amended its certificate of incorporation to reduce its authorized shares from 200,000,000 to 50,000,000. As of December 31, 2018, there were no outstanding shares of preferred stock.

Note 10. Equity-Based Compensation

The Company has included equity-based compensation expense as part of cost of revenue and operating expenses in the accompanying consolidated statements of operations as follows:

	Year Ended December 31,
	2018	2017
	(in thousands)
Cost of revenue	$523	$479
Research and development	732	807
Selling and marketing	460	318
General and administrative	589	515
Total	$2,304	$2,119

Award Activity

The below discussions of equity-based award activity, including all nomenclature, share numbers and weighted-average exercise prices, have been adjusted to give retroactive effect to the Reorganization as if it occurred at the beginning of each period presented.

Option Awards

The following table summarizes activity for options to acquire shares of the Company’s common stock in the years ended December 31, 2018 and 2017:

	Number of Shares Subject to Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balance at December 31, 2016	556	$0.85		9.0	$5,976
Granted	—
Exercised	(81)	$0.38	$4.19		$578
Canceled	(10)	$4.91	$6.32
Balance at December 31, 2017	465	$0.84		8.0	$1,785
Granted	10	$3.93	$2.92
Exercised	(40)	$0.38	$5.80
Canceled	(18)	$8.19	$8.47
Balance at December 31, 2018	417	$0.64		7.1	$1,116
Exercisable as of December 31, 2018	285	$0.53		7.0	$786

(1)

Aggregate intrinsic value is calculated as the difference between (i) the exercise price of options that, as of the applicable date, have an exercise price in excess of the fair value of the Company’s common stock, and (ii) the fair value of the Company’s common stock as of the applicable date.

The Company granted no option awards in the year ended December 31, 2017. The total fair value of options that vested during the years ended December 31, 2018 and 2017 was $645,000 and $1.1 million, respectively. As of December 31, 2018, the remaining unrecognized compensation expense related to all outstanding option awards was $146,000 and is expected to be recognized over a weighted-average period of 0.7 years.

RSU Awards

RSUs are awards that entitle the holder to receive shares of the Company’s common stock upon satisfaction of vesting conditions. Each RSU represents the contingent right to receive one share of the Company’s common stock upon vesting and settlement.

No RSU awards were granted prior to the year ended December 31, 2016. The following table summarizes activity for RSUs relating to shares of the Company’s common stock in the years ended December 31, 2018 and 2017:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
Balance at December 31, 2016	362	$9.69
Granted	708	$5.09
Vested and settled	(90)	$9.66
Forfeited	(43)	$9.33
Balance at December 31, 2017	937	$7.39
Granted	554	$4.39
Vested and settled	(285)	$7.78
Forfeited	(120)	$5.77
Balance at December 31, 2018	1,086	$5.94

The RSU awards granted in the years ended December 31, 2018 and 2017 will result in aggregate equity-based compensation expense of $2.4 million and $4.8 million, respectively, in each case to be recognized over four years from the grant date of each award granted in the period. As of December 31, 2018, the remaining unrecognized compensation expense related to all outstanding RSU awards was $5.6 million and is expected to be recognized over a weighted-average period of 2.9 years. As of December 31, 2017, the remaining unrecognized compensation expense related to all outstanding RSU awards was $6.2 million and is expected to be recognized over a weighted-average period of 3.4 years.

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

•	Forfeiture Rate. The Company accounts for forfeitures as they occur.

Awards to Employees

The table below sets forth the weighted-average assumptions used in the Black-Scholes option-pricing model to estimate the fair value of options to acquire shares of the Company’s common stock granted to employees during the year ended December 31, 2018. The Company did not grant any options to acquire shares of the Company’s common stock to employees during the year ended December 31, 2017.

Year Ended December 31,
2018
Expected term (in years)	6.1
Risk-free interest rates	2.8%
Dividend yield	—
Expected volatility	87.4%

Determination of Fair Value on Grant Dates

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

As of December 31, 2018 the Company has incurred net taxable losses, and accordingly, no current provision for income taxes has been recorded. This amount differs from the amount computed by applying the U.S. federal income tax rate of 21.0% to pretax loss due to the provision of a valuation allowance to the extent of the Company’s net deferred tax asset. As of December 31, 2017, the net state deferred tax asset was $90,000, and the net federal deferred tax asset was $36,000.

The 2017 Tax Act, which was signed into law on December 22, 2017, has resulted in significant changes to the U.S. corporate income tax system. These changes include, among others, a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expenses and executive compensation expenses. The 2017 Tax Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings. These changes are effective beginning in 2018.  The Company accounts for changes in tax rates and tax laws in the period of enactment. As a result, for 2017, due to the reduction in the corporate income tax rate with the enactment of the 2017 Tax Act, the Company recorded a tax expense of $22,000 related to the revaluation of its net deferred tax assets. The Company has determined that the various other provisions of the 2017 Tax Act did not have a material impact on the Company’s results of operations or financial condition, largely because of the amount of the Company’s net operating loss carryover and the Company has no unrepatriated foreign earnings. According to the 2017 Tax Act, our net operating loss, or NOL, generated in tax years beginning after December 31, 2017 may be carried forward indefinitely.

Income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2018	2017
	(in thousands)
Current:
Federal	$—	$(599)
State	—	(80)
Total Current	—	(679)
Deferred:
Federal	(987)	(300)
State	(308)	(36)
Change in valuation allowance	1,331	—
Total Deferred	36	(336)
Total income tax expense (benefit)	$36	$(1,015)

Reconciliation of the difference between the federal statutory income tax rate and the effective income tax rate is as follows:

	Year Ended December 31,
	2018	2017

Tax provision at Federal statutory rate	21.00%	34.00%
State taxes	4.37%	0.78%
Other	1.96%	1.54%
Impact of tax reform (1)	0.00%	-0.02%
Stock based compensation	-4.08%	-2.13%
Change in valuation allowance	-23.90%	—
Tax provision	-0.65%	34.17%

(1)

The effective tax rate for the year ended December 31, 2017 includes the Company’s estimate of the effect of the 2017 Tax Act, which primarily relates to the remeasurement of existing deferred taxes as a result of the change to the U.S. federal corporate income tax rate.

The following table summarizes the elements of the deferred tax assets (liabilities):

	Year Ended December 31,
	2018	2017
	(in thousands)
Deferred tax assets
Accrued vacation and other accrued expenses	$118	$96
Provision for bad debts	136	65
Net operating losses	699	148
Stock based compensation	579	594
Unrealized loss on investments	21	37
State income taxes	9	6
Foreign	343	118
Credits	261	—
Gross deferred tax assets	2,166	1,064
Less: Valuation allowance	(1,448)	(118)
Net deferred tax assets	718	946
Deferred tax liabilities
Depreciation	644	820
Other	74	—
Total deferred tax liabilities	718	820
Net deferred tax assets (liabilities)	$—	$126

During 2018 and 2017 the Company recorded a deferred tax asset related to its equity method investment in FF Gene Biotech.  When realized, the asset will generate a capital loss which may only be used to offset capital gain income.  The Company does not currently have any capital gain income and has therefore recorded a full valuation allowance against this asset.

Uncertain Tax Positions

The Company is subject to income taxation by the United States government and certain states in which the Company's activities give rise to an income tax filing requirement.  The Company does not have income tax filing requirements in any foreign jurisdiction, nor are any taxes withheld from income taxes withheld from foreign sales.  As of December 31, 2018, there were no pending tax audits in any jurisdiction.

There were no tax-related interest or penalties accrued at December 31, 2018 and 2017.

While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company's accrued positions. Accordingly, additional provisions on federal, state and foreign tax-related matters could be recorded in future periods as revised estimates are settled or otherwise resolved.

FASB ASC 740 requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred income tax assets will not be realized.  The Company has evaluated the realizability of its deferred tax assets and has concluded that it is more likely than not that the Company may not realize benefit of its deferred tax assets, primarily as a result of operating losses in recent years and, accordingly, has provided a full valuation allowance at December 31, 2018.

Note 12. Income (Loss) per Share

The following is a reconciliation of the basic and diluted income (loss) per share computations:

	Years Ended
	2018	2017
	(in thousands, except per share data)
Net loss	$(5,607)	$(2,510)
Weighted-average common shares - outstanding, basic	17,978	17,739
Weighted-average common shares - outstanding, diluted	17,978	17,739
Net loss per common share, basic	$(0.31)	$(0.14)
Net loss per common share, diluted	$(0.31)	$(0.14)

The following securities have been excluded from the calculation of diluted income (loss) per share for all periods presented because their effect would have been anti-dilutive:

	Years Ended
	2018	2017
	(in thousands)
Options	413	464
RSUs	857	526

The anti-dilutive shares described above were calculated using the treasury stock method. During the years ended December 31, 2018 and 2017, the Company had outstanding options and RSUs that were excluded from the weighted-average share calculation for continuing operations due to the Company’s net loss positions.

Note 13. Retirement Plans

The Company offers a 401(k) retirement savings plan (the “401(k) Plan”) for its employees, including its executive officers, who satisfy certain eligibility requirements. The Internal Revenue Code of 1986, as amended, allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) Plan. The Company matches contributions to the 401(k) Plan based on the amount of salary deferral contributions the participant makes to the 401(k) Plan. The Company will match up to 3% of an employee’s compensation that the employee contributes to his or her 401(k) Plan account. Total Company matching contributions to the 401(k) Plan were $176,000 and $108,000 in the years ended December 31, 2018 and 2017, respectively.

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

From time to time, the Company performs research testing services, on an arms-length basis, for the Foundation. The Company recognized zero during the years ended December 31, 2018 and 2017, as consideration for such services. Additionally, the Company subleases certain of its headquarters facilities to the Foundation. The Company recognized $33,000 and $22,000 in the years ended December 31, 2018 and 2017, respectively, as consideration for such sublease. As of December 31, 2018 and 2017, zero was owed to the Company by the Foundation in connection with these relationships.

From time to time, the Company performs genetic sequencing services, on an arms-length basis, for the University. The Company recognized $66,000 and $82,600 in the years ended December 31, 2018 and 2017, respectively, as consideration for such services. As of December 31, 2018 and 2017, $51,000 and $40,000, respectively, was owed to the Company by the University in connection with this relationship.

As more fully described in Note 15, in April 2017, the Company, through an affiliated company formed for the purpose of the relationship, entered into a cooperation agreement (the “JV Agreement”) with Xilong Scientific Co., Ltd. (“Xilong Scientific”) and Fuzhou Jinqiang Investment Partnership (LP) (“FJIP”) to form a joint venture under the laws of the PRC called Fujian Fujun Gene Biotech Co., Ltd. (“FF Gene Biotech”). Xilong Scientific is an affiliate of Xi Long, which, as of December 31, 2018, owned 11% of the outstanding shares of the Company’s common stock, and FJIP is owned by key management of FF Gene Biotech, including Dr. Han Lin Gao, the Chief Scientific Officer and a large stockholder of the Company and the owner of approximately 25% of FJIP.

Fulgent Pharma utilizes space in the facility at which the Company’s laboratory and corporate headquarters are located. Since the completion of the Pharma Split-Off, Fulgent Pharma reimburses the Company, on an arms-length basis, for the portion of the rent the Company pays that is attributable to the space used by Fulgent Pharma, which amounts are not significant. As of December 31, 2018 and 2017, $22,000 and $3,000, respectively, was owed to the Company by Fulgent Pharma as a result of this arrangement, which is recorded in Other receivable in Other current assets in the accompanying consolidated balance sheets.

Note 15. Equity Method Investments

In April 2017, the Company, through an affiliated company formed for the purpose of the relationship, entered into the JV Agreement with Xilong Scientific and FJIP to form FF Gene Biotech, a joint venture formed under the laws of the PRC to offer genetic testing services to customers in the PRC. Pursuant to the terms of the  JV Agreement, the Company has agreed to contribute to FF Gene Biotech genetic sequencing and other equipment with a total cost of 60,000,000 renminbi (“RMB”) over a three-year period for a 30% ownership interest in FF Gene Biotech, Xilong Scientific has agreed to contribute to FF Gene Biotech 102,000,000 RMB over a three-year period for a 51% ownership interest in the FF Gene Biotech, and FJIP has agreed to contribute to FF Gene Biotech 19,000,000 RMB over a five-year period for a 19% ownership interest in FF Gene Biotech. The Company’s maximum exposure to fund losses of FF Gene Biotech as a result of its minority ownership of this entity is equal to its contribution obligation under the JV Agreement as described above. As of December 31, 2018, 40,300,000 RMB (or approximately $5.9 million U.S. dollars) remained to be contributed to FF Gene Biotech by the Company under the terms of the JV Agreement, and the Company has purchased and contributed equipment with an aggregate fair value of $3.0 million pursuant to its contribution commitment under the JV Agreement, of which, $510,000 and $2.5 million were contributed in the year ended December 31, 2018 and 2017, respectively. The Company accounted for this contribution in accordance with ASC 845, Nonmonetary Transactions, and recorded an investment based on the fair value of the contributed equipment, which is the same as carryover basis.

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

The Company accounts for its 30% interest in FF Gene Biotech using the equity method of accounting. The Company recorded its proportionate share of the losses of FF Gene Biotech for the year ended December 31, 2018 in the accompanying consolidated statements of operations, and recorded its contribution during the period, net of its proportionate share in the accumulated losses of FF Gene Biotech, in the accompanying consolidated balance sheet as of December 31, 2018.

The Company has entered into a license agreement with FF Gene Biotech, pursuant to which it granted FF Gene Biotech a license to use certain of the Company’s clinical molecular diagnostic gene detection technology and related software and proprietary reference library of genetic information, along with any improvements on this technology the Company may develop during the term of the license agreement. Under the license agreement, FF Gene Biotech will pay to the Company, on a quarterly basis, certain royalties based on the revenues of FF Gene Biotech. The Company earned an insignificant amount of royalties under the license agreement for the year ended December 31, 2018.

In November 2017, FF Gene Biotech invested and formed a majority-owned subsidiary that focuses on sales and marketing for FF Gene Biotech. The financial information of the subsidiary is consolidated in the summarized financial information for FF Gene Biotech disclosed below.

Equity method investments as of December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018		2017
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
	(in thousands)		(in thousands)
FF Gene Biotech	$1,512	30%	$1,937	30%
Total equity method investments	$1,512	30%	$1,937	30%

Summary Financial Information

Summary financial information for FF Gene Biotech is as follows:

	December 31,
	2018	2017
Consolidated Balance Sheet Data:	(in thousands)
Current Assets	$1,916	$2,474
Non-Current Assets	4,068	4,851
Current Liabilities	2,415	942
Non-Current Liabilities	—	—
Minority Interest	—	—
Stockholders' Equity	3,569	6,383

	Years Ended December 31,
	2018	2017
Consolidated Statement of Operations Data:	(in thousands)
Net Sales	$1,254	$90
Gross Profit	67	10
Net Loss	(3,101)	(2,318)
Share of loss from investments accounted for using the equity method (1)	(935)	(524)

(1)	The Company's share of loss is based on pro-rated net loss beginning April 25, 2017, the date on which the Company entered into the JV Agreement.

Note 16. Selected Quarterly Financial Data (Unaudited)

The tables below set forth the Company’s quarterly consolidated statements of operations data for the eight quarters ended December 31, 2018. In the opinion of management, this quarterly data has been prepared on the same basis as the accompanying consolidated financial statements and includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the report in which these consolidated financial statements are included for descriptions of the effects of any extraordinary, unusual or infrequently occurring items recognized in any of the periods covered by this data. The results for any one quarter are not indicative of the results to be expected in the current period or any future period.

	Three Months Ended
	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenue	$5,673	$5,625	$5,400	$4,653	$4,281	$4,503	$4,640	$5,306
Cost of revenue	2,769	2,612	2,544	2,772	2,545	2,268	1,879	1,859
Gross profit	2,904	3,013	2,856	1,881	1,736	2,235	2,761	3,447
Operating expenses:
Research and development	1,426	1,438	1,212	1,458	1,324	1,128	920	851
Selling and marketing	1,128	1,115	1,279	1,130	1,080	1,383	851	891
General and administrative	1,379	1,306	1,366	1,487	1,402	1,205	1,140	1,486
Total operating expenses	3,933	3,859	3,857	4,075	3,806	3,716	2,911	3,228
Operating income (loss)	(1,029)	(846)	(1,001)	(2,194)	(2,070)	(1,481)	(150)	219
Interest and other income, net	98	143	98	95	97	145	120	119
Income (loss) before income taxes and equity loss in investee	(931)	(703)	(903)	(2,099)	(1,973)	(1,336)	(30)	338
Provision for (benefit from) income taxes	888	(318)	(100)	(434)	(596)	(415)	(110)	106
Income (loss) before equity loss in investee	(1,819)	(385)	(803)	(1,665)	(1,377)	(921)	80	232
Equity loss in investee	(234)	(210)	(246)	(245)	(247)	(172)	(105)	-
Net income (loss)	$(2,053)	$(595)	$(1,049)	$(1,910)	$(1,624)	$(1,093)	$(25)	$232

Net income (loss) per common share:
Basic	$(0.11)	$(0.03)	$(0.06)	$(0.11)	$(0.09)	$(0.06)	$(0.00)	$0.01
Diluted	$(0.11)	$(0.03)	$(0.06)	$(0.11)	$(0.09)	$(0.06)	$(0.00)	$0.01