Form 10-Q
period 2019-03-31
Fulgent Genetics, Inc.
filed 2019-05-10
CIK 1674930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	FLGT	The Nasdaq Stock Market (Nasdaq Global Market)

As of May 1, 2019, there were 18,324,286 outstanding shares of the registrant’s common stock.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FULGENT GENETICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value data)

(unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$5,288	$6,736
Marketable securities	24,139	24,298
Trade accounts receivable, net of allowance for doubtful accounts of $588 and $590, as of March 31, 2019 and December 31, 2018, respectively	4,563	5,948
Other current assets	2,311	2,561
Total current assets	36,301	39,543
Marketable securities, long-term	8,983	6,386
Equity method investments	1,233	1,512
Fixed assets, net	6,046	6,446
Operating lease right-of-use asset	2,858	—
Other long-term assets	231	17
Total assets	$55,652	$53,904
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,456	$1,313
Accrued liabilities	1,354	1,425
Operating lease liabilities, short-term	393	—
Total current liabilities	3,203	2,738
Operating lease liabilities, long-term	2,488	—
Other long-term liabilities	—	14
Total liabilities	5,691	2,752
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value per share, 50,000 shares authorized, 18,286 and 18,172 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	2	2
Preferred stock, $0.0001 par value per share, 1,000 shares authorized, no shares issued or outstanding at March 31, 2019 and December 31, 2018	—	—
Additional paid-in capital	114,790	114,203
Accumulated other comprehensive income (loss)	95	(35)
Accumulated deficit	(64,926)	(63,018)
Total stockholders’ equity	49,961	51,152
Total liabilities and stockholders’ equity	$55,652	$53,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$5,370	$4,653
Cost of revenue	2,968	2,772
Gross profit	2,402	1,881
Operating expenses:
Research and development	1,424	1,458
Selling and marketing	1,272	1,130
General and administrative	1,529	1,487
Total operating expenses	4,225	4,075
Operating loss	(1,823)	(2,194)
Interest and other income, net	207	95
Loss before income taxes and equity loss in investee	(1,616)	(2,099)
Provision for (benefit from) income taxes	13	(434)
Loss before equity loss in investee	(1,629)	(1,665)
Equity loss in investee	(279)	(245)
Net loss	$(1,908)	$(1,910)

Net loss per common share:
Basic	$(0.10)	$(0.11)
Diluted	$(0.10)	$(0.11)

Weighted-average common shares:
Basic	18,228	17,864
Diluted	18,228	17,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(1,908)	$(1,910)
Other comprehensive income (loss):
Foreign currency translation gain	15	22
Net unrealized gain (loss) on marketable securities, net of tax	115	(65)
Comprehensive loss	$(1,778)	$(1,953)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Stockholders' Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
Balance at December 31, 2018	18,172	$2	$114,203	$(35)	$(63,018)	$51,152
Equity-based compensation	—	—	583	—	—	583
Exercise of common stock options	9	—	4	—	—	4
Restricted stock awards	105	—	—	—	—	—
Other comprehensive loss, net	—	—	—	130	—	130
Net loss	—	—	—	—	(1,908)	(1,908)
Balance at March 31, 2019	18,286	$2	$114,790	$95	$(64,926)	$49,961

	Stockholders' Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
Balance at December 31, 2017	17,847	$2	$111,884	$(44)	$(57,664)	$54,178
Equity-based compensation	—	—	545	—	—	545
Exercise of common stock options	5	—	2	—	—	2
Restricted stock awards	24	—	—	—	—	—
Cumulative effect of accounting change	—	—	—	—	327	327
Cumulative tax effect of accounting change	—	—	—	—	(74)	(74)
Other comprehensive income, net	—	—	—	(43)	—	(43)
Net loss	—	—	—	—	(1,910)	(1,910)
Balance at March 31, 2018	17,876	$2	$112,431	$(87)	$(59,321)	$53,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flow from operating activities:
Net loss	$(1,908)	$(1,910)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity-based compensation	583	545
Depreciation	535	516
Noncash lease expense	100	—
Loss on disposal of fixed asset	—	51
Amortization of premium of marketable securities	37	82
Provision for bad debt	—	48
Deferred taxes	—	(434)
Equity loss in investee	279	245
Other	(28)	28
Changes in operating assets and liabilities:
Accounts receivable	1,414	(713)
Other current and long-term assets	64	(125)
Accounts payable	79	218
Accrued liabilities	(7)	158
Operating lease liabilities	(93)	—
Net cash provided by (used in) operations	1,055	(1,291)
Cash flow from investing activities:
Purchases of fixed assets	(134)	(1,116)
Purchase of marketable securities	(5,988)	(4,683)
Maturities of marketable securities	3,600	5,850
Net cash (used in) provided by investing activities	(2,522)	51
Cash flow from financing activities:
Proceeds from exercise of stock options	4	2
Net cash provided by financing activities	4	2
Effect of exchange rate changes on cash and cash equivalents	15	22
Net decrease in cash	(1,448)	(1,216)
Cash balance at beginning of period	6,736	6,490
Cash balance at end of period	$5,288	$5,274
Supplemental disclosures of non-cash investing and financing activities:
Fixed assets included in accounts payable	$45	$6

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

Nature of the Business

Fulgent Genetics, Inc., together with its subsidiaries (collectively referred to as the “Company,” unless otherwise noted or the context otherwise requires), is a growing technology company offering comprehensive genetic testing and providing physicians with clinically actionable diagnostic information they can use to improve the quality of patient care. The Company has developed a proprietary technology platform that allows us to offer a broad and flexible test menu and continually expand and improve its proprietary genetic reference library, while maintaining accessible pricing, high accuracy and competitive turnaround times. Combining next generation sequencing, or NGS, with our technology platform, the Company performs full-gene sequencing with deletion/duplication analysis in single-gene tests; pre-established, multi-gene, disease-specific panels; and customized panels that can be tailored to meet specific customer needs. The Company believes its test menu offers more genes for testing than its competitors in today’s market, which enables it to provide expansive options for test customization and clinically actionable results. A cornerstone of the Company’s business is its ability to provide expansive options and flexibility for all clients’ unique genetic testing needs.

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements as of and for the fiscal year ended December 31, 2019, which are included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2019 (the “2018 Annual Report”), and, in the opinion of management, include all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the Company’s financial position and results of operations. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or any other period. The accompanying condensed consolidated balance sheet as of December 31, 2018 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the disclosures required by U.S. GAAP. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements included in the 2018 Annual Report, including the notes thereto.

Note 2. Summary of Significant Accounting Policies

See the summary of the Company’s significant accounting policies set forth in the notes to its consolidated financial statements included in the 2018 Annual Report.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting periods. These estimates, judgments and assumptions are based on historical data and experience available at the date of the accompanying condensed consolidated financial statements, as well as various other factors management believes to be reasonable under the circumstances. Actual results could differ from these estimates.

On an on-going basis, management evaluates its estimates, primarily those related to: (i) revenue recognition criteria, (ii) accounts receivable and allowances for doubtful accounts, (iii) the useful lives of fixed assets, (iv) estimates of tax liabilities and (v) equity method investments.

Foreign Currency Translation and Foreign Currency Transactions

The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in other comprehensive income (loss) in the accompanying condensed consolidated statements of stockholders’ equity. Gains and losses from these translations were not significant in the first quarters of 2019 and 2018. The Company and its subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property and nonmonetary assets and liabilities at historical rates. Losses from these remeasurements were not significant in the first quarters of 2019 and 2018.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included as operating lease right-of-use (“ROU”) assets, operating lease liabilities, short-term, and operating lease liabilities, long-term, on the Company’s condensed consolidated balance sheets.

ROU lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating ROU lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term, including options to extend the lease when it is reasonably certain that the Company will exercise that option. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments since our leases do not provide an implicit rate. The ROU lease asset includes any base rent payments made and excludes lease incentives and variable operating expenses. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Concentration of Customers

In certain periods, a small number of customers has accounted for a significant portion of the Company’s revenue. In the first quarter of 2019, after aggregating customers that are under common control or are affiliates, two customers contributed 20% and 11% of our revenue. In the in the first quarter of 2018, after aggregating customers that are under common control or are affiliates, one customer contributed 13% of our revenue. One customer comprised 12% and 18% of total accounts receivable as of March 31, 2019 and December 31, 2018, respectively.

Revenue from Contracts with Customers

Disaggregation of Revenue

The Company classifies its customers into three payor types, Clinical Institutional, Patients who pay directly or Clinical Insurance, as we believe this best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. The following table summarizes revenue from contracts with customers by payor type for the in the first quarters of 2019 and 2018.

	Three months ended March 31,
	2019	2018
	(in thousands)
Genetic Testing Services by payor
Institutional	$5,119	$4,477
Patient	102	103
Insurance	149	73
Total Revenue	$5,370	$4,653

Contract Balances

Receivables from contracts with customers  - As of March 31, 2019 and December 31, 2018, receivables from contracts with customers were approximately $4.6 million and $5.9 million and are included within Trade accounts receivable on the Condensed Consolidated Balance Sheets.

Contracts assets and liabilities - As of March 31, 2019 and December 31, 2018, contract assets and liabilities from contracts with customers were not material.

Transaction Price Allocated to Future Performance Obligations

The Company does not have material future obligations associated with Genetic Testing Services that extend beyond one year.

Recent Accounting Pronouncements Adopted

ASU No. 2016-02

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. The FASB has issued subsequent amendments to improve and clarify the implementation guidance of Topic 842. The new standard requires an entity to recognize leases on the balance sheet and to disclose key information about the entity's leasing arrangements. The Company adopted this standard as of January 1, 2019 using the modified retrospective transition approach, including certain practical expedients, for all leases existing as of January 1, 2019, the effective and initial application date. Prior period financial statements were not recast under the new guidance. The Company elected to apply practical expedients, to not separate non-lease components from lease components, and to not reassess lease classification, treatment of initial direct costs, or whether an existing or expired contract contains a lease. The Company also elected to use the short-term exemption for all class assets. The adoption of the new standard resulted in recognition of operating lease liabilities of approximately $3.0 million with corresponding right-of-use assets of approximately the same amount. There was no impact to retained earnings upon adoption. This standard had a material impact on the condensed consolidated balance sheets and did not have a material impact on the Company’s condensed consolidated statements of operations and consolidated statements of cash flows.

See Note 9, Leases, for further information.

ASU No. 2017-08

In March 2017, the FASB issued ASU No. 2017-08, Receivables–Nonrefundable Fees and Other Costs (Subtopic 310-20). Under the ASU, entities must amortize to the earliest call date the premium on certain purchased callable debt securities. The ASU does not require any accounting change for debt securities held at a discount. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company’s marketable security portfolio amortizes to the earliest call date the premium on certain purchased callable debt securities. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements or disclosure.

ASU No. 2018-02

In February 2018, the FASB issued ASU 2018-02 Income Statement - Reporting Comprehensive Income (ASC 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI), which gives entities the option to reclassify to retained earnings the tax effects resulting from the Tax Act related to items in Additional Other Comprehensive Income (AOCI) that the FASB refers to as having been “stranded” in AOCI.  The guidance is effective for annual and interim periods beginning after December 15, 2018, and is applicable to the Company in fiscal year 2019; however, early adoption is permitted. The Company adopted ASU 2018-02 as of January 1, 2019 and elected not to reclassify the income tax effect of the Tax Act from AOCI to retained earnings. The adoption of ASU 2018-02 resulted in no impact to the Company's financial statements.

Recent Accounting Pronouncements

The Company evaluates all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB) for consideration of their applicability. ASUs not included in the Company’s disclosures were assessed and determined to be either not applicable or are not expected to have a material impact on its Condensed Consolidated Financial Statements.

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

Note 3. Marketable Securities

The Company’s marketable securities consisted of the following:

	March 31, 2019
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Marketable securities:
Short-term
Money market accounts	$500	$—	$—	$500
United States Treasury	995	—	—	995
U.S. government agency securities	793	1	—	794
Corporate debt securities	22,379	14	(43)	22,350
Less: Cash equivalents	(500)	—	—	(500)
Total short-term marketable securities	24,167	15	(43)	24,139
Corporate debt securities	8,932	52	(1)	8,983
Total long-term marketable securities	8,932	52	(1)	8,983
Total marketable securities	$33,099	$67	$(44)	$33,122

	December 31, 2018
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Marketable securities:
Short-term
Money market accounts	$2,692	$—	$—	$2,692
United States Treasury	990	—	—	990
U.S. government agency securities	790	—	—	790
Corporate debt securities	22,613	1	(96)	22,518
Less: Cash equivalents	(2,692)	—	—	(2,692)
Total short-term marketable securities	24,393	1	(96)	24,298
Corporate debt securities	6,383	11	(8)	6,386
Total long-term marketable securities	6,383	11	(8)	6,386
Total marketable securities	$30,776	$12	$(104)	$30,684

Management determined that the gross unrealized losses of $44,000 on the Company’s marketable securities as of March 31, 2019 were temporary in nature. Gross unrealized losses on the Company’s marketable securities were $104,000 as of December 31, 2018. The Company currently does not intend to sell these securities prior to maturity and does not consider these investments to be other-than-temporarily impaired as of March 31, 2019.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the three-tier fair value hierarchy:

	March 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Marketable securities:
Corporate debt securities	$31,333	$—	$31,333	$—
United States Treasury	995	—	995	—
U.S. government agency securities	794	—	794	—
Money market accounts	500	500	—	—
Total marketable securities	$33,622	$500	$33,122	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Marketable securities:
Corporate debt securities	$28,904	$—	$28,904	$—
United States Treasury	990	—	990	—
U.S. government agency securities	790	—	790	—
Money market accounts	2,692	2,692	—	—
Total marketable securities	$33,376	$2,692	$30,684	$—

The Company’s Level 1 assets include money market instruments and are valued based upon observable market prices. Level 2 assets consist of United States Treasury, U.S. government agency securities, and corporate debt securities. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. As of March 31, 2019, the Company had no investments that were measured using unobservable (Level 3) inputs.

There were no transfers between fair value measurement levels during the first quarter of 2019.

Gross unrealized gains or losses for cash equivalents and marketable securities as of March 31, 2019 were not material. As of March 31, 2019, unrealized losses for securities in an unrealized loss position for more than 12 months were $41,000. During the three months ended March 31, 2019, the Company did not recognize other-than-temporary impairment losses related to its marketable securities.

Note 5. Fixed Assets

Major classes of fixed assets consisted of the following:

		March 31,	December 31,
	Useful Lives	2019	2018
		(in thousands)
Computer hardware	3 Years	$1,683	$1,579
Computer software	3 Years	497	495
Medical lab equipment	5 Years	8,136	8,136
Furniture and fixtures	5 Years	234	233
Leasehold improvements	Shorter of lease term or estimated useful life	802	802
Assets not yet placed in service		1,117	1,087
Total		12,469	12,332
Less: Accumulated depreciation		(6,423)	(5,886)
Property and equipment, net		$6,046	$6,446

Depreciation expense on fixed assets totaled $535,000 and $516,000 for the first quarters of 2019 and 2018, respectively.

Note 6. Significant Balance Sheet Accounts

Other current assets consisted of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Reagents	$423	$314
Prepaid expenses	987	706
Prepaid income taxes	596	1,251
Marketable securities interest receivable	288	220
Other receivable	17	70
Total	$2,311	$2,561

Reagents are used for DNA sequencing applications in the Company’s DNA sequencing equipment.

Note 7. Reporting Segment and Geographic Information

The Company views its operations and manages its business in one reporting segment. All long-lived assets were located in the United States during the first quarters of 2019 and 2018. Revenue by region was as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Revenue:
United States	$3,614	$2,527
Foreign:
Canada	538	970
Other Countries	1,219	1,156
Total	$5,370	$4,653

Note 8. Commitments and Contingencies

Operating Leases

See Note 9, Leases, for further information.

FF Gene Biotech

See Note 14 for a description of the Company’s commitments related to its joint venture, FF Gene Biotech (as defined in Note 14).

Purchase Obligations

As of March 31, 2019, the Company had non-cancelable purchase obligations of $5.0 million for reagents, of which, $4.1 million is payable within the next twenty-four months, and the remaining is payable within the next twelve months.

Contingencies

From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business. Management does not believe that the outcome of any of these matters will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 9. Leases

The Company has various non-cancelable operating leases with varying terms through August 2023 primarily for office space. The Company has options to renew some of these leases for three years after their expiration. The Company considers these options, which may be elected at the Company’s sole discretion, in determining the lease term on a lease-by-lease basis. The Company does not have any finance leases or leases with variable lease payments.

The determination of whether an arrangement contains a lease is made at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset.

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

Rent expense was approximately $133,000 and $109,000 for the three months ended for the first quarters of 2019 and 2018, respectively.

The Company adopted new accounting standard ASC 842 Leases on January 1, 2019. Upon adoption the Company recorded right-of-use (“ROU”) assets of $3.0 million and short-term and long-term lease liabilities of $384,000 and $2.6 million, respectively. The difference between the ROU asset and liability is due to the existing balance of deferred rent at the date of adoption. There was no impact to retained earnings upon adoption.

Our incremental borrowing rate was used to determine the present value of lease payments since our leases do not provide an implicit rate. The Company determined its incremental borrowing rate based on inquiries with our bank. The Company’s lease agreements do not contain any residual value guarantees, material restrictive covenants, bargain purchase options or asset retirement obligations. Lease expense for our operating leases is recognized on a straight-line basis over the lease term. Our leases do not contain variable lease payments. The Company does not have any short-term leases and thus has excluded short-term costs from the table below. The Company did not enter into any new leases during the three months ended March 31, 2019.

The following was operating lease expense:

Three months ended March 31, 2019
Operating lease cost	$146

Supplemental cash flow information related to leases was the following:

Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$134

Supplemental balance sheet information related to leases was the following:

March 31, 2019
Weighted average remaining lease term - operating leases	6.3 years
Weighted average discount rate - operating leases	6.25%

The following is a maturity analysis of operating lease liabilities using undiscounted cash flows on an annual basis with renewal periods included:

Operating Leases
(in thousands)
Year Ending December 31,
2019 (remaining 9 months)	$421
2020	559
2021	550
2022	558
2023	567
2024	330
Thereafter	532
Total lease payments	3,517
Less imputed interest	(636)
Total	$2,881

Future minimum payments under non-cancelable operating leases as of December 31, 2018 are as follows:

Amounts
(in thousands)
Year ending December 31,
2019	$560
2020	559
2021	550
2022	558
2023	567
Thereafter	862
Total minimum lease payments	$3,656

Note 10. Equity-Based Compensation

The Company has included equity-based compensation expense as part of cost of revenue and operating expenses in the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cost of revenue	$142	$124
Research and development	178	132
Selling and marketing	125	108
General and administrative	138	181
Total	$583	$545

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

In order to determine the Company’s quarterly provision for income taxes, the Company used an estimated annual effective tax rate for the full fiscal year ending December 31, 2019, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates, adjusted for discrete items recognized during the period. Certain significant or unusual items are separately recognized in the quarter during which they occur and can cause the effective tax rate to vary from quarter to quarter.

The Company’s effective tax rate was -1% for the three months ended March 31, 2019, compared with 21% for the three months ended March 31, 2018. The change in effective tax rate for the three months ended March 31, 2019, was primarily attributable to the full valuation allowance.

Note 12. Loss per Share

The following table presents the calculation of basic and diluted loss per share for the first quarters of 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share data)
Net loss	$(1,908)	$(1,910)
Weighted-average common shares—outstanding, basic	18,228	17,864
Weighted-average common shares—outstanding, diluted	18,228	17,864
Net loss per common share, basic	$(0.10)	$(0.11)
Net loss per common share, diluted	$(0.10)	$(0.11)

The following securities have been excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Options	400	454
RSUs	1,068	955

The anti-dilutive shares described above were calculated using the treasury stock method. During the first quarters of 2019 and 2018, the Company had outstanding stock options and RSUs that were excluded from the weighted-average share calculation due to the Company’s net loss position.

Note 13. Related Party

Dr. Yun Yen, who is a member of the Company’s Board of Directors and a stockholder, serves as the President and Chairman of the Board for the Sino-American Cancer Foundation (the “Foundation”) and served as the President for the Taipei Medical University (the “University”), from August 1, 2011 through July 31, 2016.

From time to time, the Company performs research testing services, on an arms-length basis, for the Foundation. The Company recognized zero in revenue during the first quarters of 2019 and 2018, as consideration for such services. Additionally, the Company subleases certain of its headquarters facilities to the Foundation. The Company recognized $8,000 and $8,000 in the first quarters of 2019 and 2018, respectively, as consideration for such sublease. As of March 31, 2019, and December 31, 2018, zero was owed to the Company by the Foundation in connection with these relationships.

From time to time, the Company performs genetic sequencing services, on an arms-length basis, for the University. The Company recognized $13,000 and $9,000 as consideration for such services in the first quarters of 2019 and 2018, respectively. As of March 31, 2019, and December 31, 2018, $63,000 and $51,000, respectively, was owed to the Company by the University in connection with this relationship.

As more fully described in Note 14, in April 2017, the Company, through an affiliated company formed for the purpose of the relationship, entered into a cooperation agreement (the “JV Agreement”) with Xilong Scientific Co., Ltd. (“Xilong Scientific”) and Fuzhou Jinqiang Investment Partnership (LP) (“FJIP”) to form a joint venture under the laws of the People’s Republic of China (“PRC”) called Fujian Fujun Gene Biotech Co., Ltd. (“FF Gene Biotech”). Xilong Scientific is an affiliate of Xi Long USA, Inc., a large stockholder of the Company that, as of March 31, 2019, owned 11% of the outstanding shares of the Company’s common stock, and FJIP is owned by key management of FF Gene Biotech, including Dr. Han Lin Gao, the Chief Scientific Officer and a large stockholder of the Company and the owner of approximately 25% of FJIP.

Fulgent Pharma utilizes space in the facility at which our laboratory and corporate headquarters are located. Since the completion of the Pharma Split-Off, Fulgent Pharma reimburses us for the portion of the rent we pay that is attributable to the space it uses, which amounts are not significant. As of March 31, 2019, and December 31, 2018, $17,000 and $22,000, respectively, was due from Fulgent Pharma as a result of this arrangement, which is recorded in Other receivable in Other current assets in the accompanying condensed consolidated balance sheets.

Note 14. Equity Method Investments

In April 2017, the Company, through an affiliated company formed for the purpose of the relationship, entered into the JV Agreement with Xilong Scientific and FJIP to form FF Gene Biotech, a joint venture formed under the laws of the PRC to offer genetic testing services to customers in the PRC. Pursuant to the terms of the JV Agreement, the Company has agreed to contribute to FF Gene Biotech genetic sequencing and other equipment with a total cost of 60,000,000 renminbi (“RMB”) over a three-year period for a 30% ownership interest in FF Gene Biotech, Xilong Scientific has agreed to contribute to FF Gene Biotech 102,000,000 RMB over a three-year period for a 51% ownership interest in the FF Gene Biotech, and FJIP has agreed to contribute to FF Gene Biotech 19,000,000 RMB over a five-year period for a 19% ownership interest in FF Gene Biotech. The Company’s maximum exposure to fund losses of FF Gene Biotech as a result of its minority ownership of this entity is equal to its contribution obligation under the JV Agreement as described above. As of March 31, 2019, 40.3 million RMB (or approximately $6.0 million U.S. dollars) remains to be contributed to the investee under the terms of the JV agreement. To date, the Company has purchased and contributed equipment with an aggregate fair value of $3.0 million pursuant to its contribution commitment under the JV Agreement. The Company accounted for this contribution in accordance with ASC 845, Nonmonetary Transactions, and recorded an investment based on the fair value of the contributed equipment, which is the same as carryover basis.

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

The Company accounts for its 30% interest in FF Gene Biotech using the equity method of accounting. The Company recorded its proportionate share of the losses of FF Gene Biotech in the three months ended March 31, 2019 in the accompanying condensed consolidated statements of operations, and recorded its contribution to date, net of its proportionate share in the accumulated losses of FF Gene Biotech, in the accompanying condensed consolidated balance sheet as of March 31, 2019.

The Company entered into a license agreement with FF Gene Biotech, pursuant to which it granted FF Gene Biotech a license to use certain of the Company’s clinical molecular diagnostic gene detection technology and related software and proprietary reference library of genetic information, along with any improvements on this technology that they may develop during the term of the license agreement. Under the license agreement, FF Gene Biotech will pay to the Company, on a quarterly basis, certain royalties based on the revenues of FF Gene Biotech. The license agreement expired on December 31, 2018. The Company earned $18,000 for royalties under the license agreement for the first quarter of 2018.

In November 2017, FF Gene Biotech invested and formed a majority-owned subsidiary that focuses on sales and marketing for FF Gene Biotech.

Equity method investments as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019		December 31, 2018
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
	(in thousands)
FF Gene Biotech	$1,233	30%	$1,512	30%
Total equity method investments	$1,233	30%	$1,512	30%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included in this report. Additionally, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the Securities and Exchange Commission, or SEC, in preparing this discussion and analysis, we presume that readers have access to and have read the discussion and analysis of our financial condition and results of operations included in our annual report on Form 10-K for our fiscal year ended December 31, 2018 filed with the SEC on March 22, 2019, or the 2018 Annual Report. As used in this discussion and analysis and elsewhere in this report, unless the context otherwise requires, the terms “Fulgent,” the “Company,” “we,” “us” and “our” refer to Fulgent Genetics, Inc. and its consolidated subsidiaries.

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

Our existing customer base consists primarily of hospitals and medical institutions, which are typically frequent and high-volume users of genetic tests and which often pay us directly for our tests. We believe our relationships with these customers provide a meaningful opportunity for further growth, as we seek to deepen these relationships and drive increased ordering. We also believe our offering could be attractive to other types of customers, including individual physicians and other practitioners, regional medical networks, research institutions and other organizations, and we are building relationships in these new customer markets. Although we have devoted fewer overall resources to sales and marketing efforts than many of our competitors, we made material investments in our sales and marketing team and strategies, the global reach of our business and other aspects of our operations.

We offer tests at competitive prices, averaging approximately $713 per billable test delivered in the first quarter of 2019, and at a lower cost to us than many of our competitors, averaging approximately $394 per billable test delivered in the first quarter of 2019. Our volume has grown rapidly since our commercial launch, with 7,530 billable tests delivered in the first quarter of 2019, compared to 4,621 billable tests delivered in the first quarter of 2018. An aggregate of over 66,731 billable tests were delivered to approximately 990 customers since launching our first commercial genetic tests in 2013 and through March 31, 2019. We have experienced compound quarterly growth of 10% in the number of billable tests delivered in our last eight completed fiscal quarters. We recorded revenue and net loss of $5.4 million and $1.9 million, respectively, in the first quarter of 2019, compared to revenue and net loss of $4.7 million and $1.9 million, respectively, in the first quarter of 2018. We achieved profitability in the first half of 2017, but we have recorded losses in all other periods since our inception.

Business Risks and Uncertainties and Other Factors Affecting Our Performance

Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Item 1A. Risk Factors” in Part II of this report. In addition, our performance in any period is affected by a number of other factors. See the description of some of the material factors affecting our performance in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2018 Annual Report.

Results of Operations

The table below summarizes our results of operations for the periods indicated. For a financial overview relating to our results of operations, including general descriptions of the make-up of material line items of our statement of operations data, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2018 Annual Report.

	Three Months Ended
	March 31,		$	%
	2019	2018	Change	Change
Statement of Operations Data:	(dollars in thousands, except Other Operating Data)
Revenue	$5,370	$4,653	$717	15%
Cost of revenue	2,968	2,772	196	7%
Gross profit	2,402	1,881	521	28%
Operating expenses:
Research and development	1,424	1,458	(34)	(2)%
Selling and marketing	1,272	1,130	142	13%
General and administrative	1,529	1,487	42	3%
Total operating expenses	4,225	4,075	150	4%
Operating loss	(1,823)	(2,194)	371	(17)%
Interest and other income, net	207	95	112	118%
Loss before income taxes and equity loss in investee	(1,616)	(2,099)	483	(23)%
Provision for (benefit from) income taxes	13	(434)	447	(103)%
Loss before equity loss in investee	(1,629)	(1,665)	36	(2)%
Equity loss in investee	(279)	(245)	(34)	14%
Net loss	$(1,908)	$(1,910)	$2	(0)%

Other Operating Data:
Billable tests delivered(1)	7,530	4,621		63%
Average price per billable test delivered(2)	$713	$1,007		(29)%
Cost per billable test delivered(3)	$394	$600		(34)%

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

Revenue

Revenue increased $717,000, or 15%, from $4.7 million in the first quarter of 2018 to $5.4 million in the first quarter of 2019. The increase in revenue between periods was primarily due to increase in the number of billable tests delivered.

The average price of the billable tests we delivered decreased from $1,007 in the first quarter of 2018 to $713 in the first quarter of 2019. We believe this decrease was due to (i) the mix of tests we delivered in these periods, including more sequencing as a service research tests and other lower price-point tests in the first quarter of 2019, (ii) our reduction of prices for certain of our tests due to general price degradation for genetic tests and other competitive factors during the first quarter of 2019, and (iii) the mix of customers ordering tests in these periods, which may order tests at different rates depending on the arrangements we have negotiated with them, and for which we may recognize different amounts of revenue at different times in the delivery and payment process based on the impact of our revenue recognition policy on, and differing collectability rates among, various customer groups.

Revenue from non-U.S. sources decreased $369,000, or 17%, from $2.1 million in the first quarter of 2018 to $1.8 million in the first quarter of 2019. The decrease in revenue from non-U.S. sources between periods was primarily due to decreased sales to customers in Canada, which decreased by $432,000, partially offset by increased sales to customers in other countries, which increased by $63,000.

The number of billable tests we delivered increased 2,909, from 4,621 in the first quarter of 2018 to 7,530 in the first quarter of 2019. We believe this increase was primarily attributable to the expansion of our test menu, an increase in sales to certain of our existing customers and an increase in sequencing as a service test orders, combined with growth in the genetic testing market and increased physician awareness and acceptance of genetic tests generally.

In the first quarter of 2019, when customers who, to our knowledge, are under common control or otherwise affiliated with each other are aggregated, two groups of affiliated customers contributed 20% and 11% of our total revenue.

Cost of Revenue

Cost of revenue increased $196,000, or 7%, from $2.8 million in the first quarter of 2018 to $3.0 million in the first quarter of 2019. The increase was primarily due to an increase of $187,000 in personnel costs related to increased headcount.

Cost per billable test delivered decreased $206, or 34%, from $600 in the first quarter of 2018 to $394 in the first quarter of 2019 as the increase in the number of billable tests we delivered was greater than the increase in our cost of revenue. The greater increase in the number of billable tests we delivered was primarily attributable to new customers.

Our gross profit increased $521,000, from $1.9 million in the first quarter of 2018 to $2.4 million in the first quarter of 2019. Our gross profit as a percentage of revenue, or gross margin, increased from 40.4% to 44.7% between three months ended March 31, 2018 and 2019, for the reasons described above.

Research and Development

Research and development expenses decreased $34,000, or 2%, from $1.5 million in the first quarter of 2018 to $1.4 million in the first quarter of 2019. The decrease was primarily due to a decrease of $319,000 in reagent and supply expenses related to consumables purchased in the prior period that did not incur in the current period, partially offset by increases of $136,000 in personnel costs and $46,000 in stock-based compensation expense related to increased headcount and $69,000 in depreciation costs related to our increased efforts to maintain our technology advantage and expand our test menu.

Selling and Marketing

Selling and marketing expenses increased $142,000, or 13% from $1.1 million in the first quarter of 2018 to $1.3 million in the first quarter of 2019. The increase was primarily due to an increase of $225,000 in personnel costs related to increased headcount, partially offset by a decrease of $93,000 in marketing costs related to some marketing initiatives incurred in the prior period that did not incur in the current period.

General and Administrative

General and administrative expenses were relatively consistent between periods at $1.5 million in the first quarters of 2019 and 2018. The slight change was primarily due to increases of $68,000 in personnel costs related to increased headcount and $53,000 in accounting fees, partially offset by a decrease of $43,000 in equity-based compensation expense related to forfeitures for employees terminated.

Interest and Other Income

Interest income was $214,000 and $126,000 in the first quarters of 2019 and 2018, respectively. This income related to interest received on various investments in marketable securities.

Other income was not significant in the first quarters of 2019 and 2018. The primary component of other income in both periods was foreign currency valuation gains (losses).

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes were $13,000 and $(434,000) for the first quarters of 2019 and 2018, respectively. The effective tax rate was -1% and 21% for the first quarters of 2019 and 2018, respectively. The change in effective tax rate for the first quarter of 2019, was primarily attributable to the full valuation allowance.

Equity Loss in Investee

Equity loss in investee was $279,000 and $245,000 in the first quarters of 2019 and 2018, respectively. Equity loss in investee relates to our 30% ownership interest in our joint venture, which we refer to as FF Gene Biotech.

Liquidity and Capital Resources

Liquidity and Sources of Cash

We had $6.7 million and $5.3 million in cash and cash equivalents and $30.7 million and $33.1 million in marketable securities, consisting of corporate bonds, as of December 31, 2018 and March 31, 2019, respectively.

Since commencing operations in May 2012, our operations have been financed primarily by our founder, Chief Executive Officer and Chairman of our board of directors, Ming Hsieh, and in more recent periods, by cash from our operations and equity financings.

Our primary uses of cash are to fund our operations as we continue to invest in and seek to grow our business. Cash used to fund operating expenses is impacted by the timing of our expense payments, as reflected in the changes in our outstanding accounts payable and accrued expenses. In addition, in connection with the establishment of FF Gene Biotech, we became obligated to contribute to FF Gene Biotech genetic sequencing and other equipment with a total cost of 60,000,000 renminbi, or RMB, over a three-year period. To date, we have purchased and contributed to FF Gene Biotech equipment with an aggregate fair value of $3.0 million, of which, $510,000 and $2.5 million were contributed in 2018 and 2017, respectively, and as of March 31, 2019, 40.3 million RMB (or approximately $6.0 million U.S. dollars) of our total contribution obligations remain to be satisfied. Depending on the performance of FF Gene Biotech, this joint venture may never produce sufficient revenue to us to recover these capital and other investments, and could cause our revenue to decrease if any of our direct customers in Asia choose to order genetic tests from FF Gene Biotech instead of from us, any of which could negatively affect our liquidity and cash flows. In addition, although we have in the past made cash distributions for tax and other purposes to the equity holders of our predecessor, we do not expect to use our cash make these or any other types of distributions or dividends in the foreseeable future.

We believe our existing cash, along with cash from our operations and proceeds from our equity financings, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Much of the losses we have incurred in certain prior periods were attributable to a variety of non-cash charges, including equity-based compensation expenses. As a result, in spite of the losses we recorded during these periods, cash provided by continuing operations has been mostly positive since 2015 and has significantly contributed to our ability to meet our liquidity needs, including paying for capital expenditures. Additionally, if our business grows and we are able to achieve increased efficiencies and economies of scale in line with this growth, we expect increased revenue levels would increase our ability to rely on cash from our operations to support our business in future periods, even if our expenses also increase as a result of the growth of our business. Based on these factors, we anticipate that cash from our operations will continue to play a meaningful role in our ability to meet our liquidity requirements and pursue our business plans and strategies in the next 12 months and in the longer term.

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

Cash Flows

The following table summarizes our cash flows for each of the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash provided by (used in) operations	$1,055	$(1,291)
Cash (used in) provided by investing activities	$(2,522)	$51
Cash provided by financing activities	$4	$2

Operating Activities

Cash provided by operating activities in the first quarter of 2019 was $1.1 million. The difference between net loss and cash provided by operating activities for the period was primarily due to the effects of $583,000 in equity-based compensation expenses and $535,000 in the depreciation of assets. Cash provided by operating activities increased between periods primarily due to a $1.4 million decrease in accounts receivable mainly due to timing of collections from customers.

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

Investing Activities

Cash used in investing activities in the first quarter of 2019 was $2.5 million, which primarily related to purchase of $6.0 million marketable securities, purchase of $134,000 fixed assets consisting mainly of computer hardware, and partially offset by maturity of $3.6 million marketable securities.

Cash provided by investing activities in the first quarter of 2018 was $51,000, which primarily related to maturity of $5.9 million marketable securities, and partially offset by purchase of $4.7 million marketable securities and purchase of $1.1 million fixed assets consisting mainly of medical laboratory equipment computer hardware and leasehold improvements.

Financing Activities

Cash provided by financing activities in the first quarters of 2019 and 2018 was minimal.

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

Except as set forth below, there have been no significant changes to our critical accounting policies and estimates as described in the 2018 Annual Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control (as required by Rule 13a-15(b) under the Exchange Act) over the financial reporting during the three months ended March 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We have a history of losses. Although we achieved profitability in the first half of 2017, we have recorded losses in all other periods since our inception. As a result, we may not be able to achieve profitability in any future period, and even if we can achieve profitability, we may not be able to sustain it. Further, we have generated limited revenue to date, and our historical revenue levels may not grow at historical rates or at all, and we may not be able to achieve or sustain profitability. We may incur additional losses in the future, particularly as we focus on investing in and growing our business and operations and experience related increases in expenses. Our prior losses and any future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital, which could negatively impact our operations and your investment in our company. Any failure to sustain or grow our revenue levels and achieve or maintain profitability would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.

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

FULGENT GENETICS, INC.

Date: May 10, 2019	By:	/s/ Ming Hsieh
Ming Hsieh
President, Chief Executive Officer (principal executive officer)

Date: May 10, 2019	By:	/s/ Paul Kim
Paul Kim
Chief Financial Officer (principal financial and accounting officer)