Form 10-Q
period 2019-06-30
Fulgent Genetics, Inc.
filed 2019-08-12
CIK 1674930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of August 1, 2019, there were 18,421,792 outstanding shares of the registrant’s common stock.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FULGENT GENETICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value data)

(unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$9,165	$6,736
Marketable securities	17,820	24,298
Trade accounts receivable, net of allowance for doubtful accounts of $585 and $590, as of June 30, 2019 and December 31, 2018, respectively	5,543	5,948
Other current assets	2,267	2,561
Total current assets	34,795	39,543
Marketable securities, long-term	11,697	6,386
Equity method investments	1,084	1,512
Fixed assets, net	5,937	6,446
Operating lease right-of-use asset	2,756	—
Other long-term assets	167	17
Total assets	$56,436	$53,904
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,175	$1,313
Accrued liabilities	1,333	1,425
Operating lease liabilities, short-term	401	—
Total current liabilities	2,909	2,738
Operating lease liabilities, long-term	2,385	—
Other long-term liabilities	—	14
Total liabilities	5,294	2,752
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value per share, 50,000 shares authorized, 18,393 and 18,172 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	2	2
Preferred stock, $0.0001 par value per share, 1,000 shares authorized, no shares issued or outstanding at June 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	115,532	114,203
Accumulated other comprehensive income (loss)	203	(35)
Accumulated deficit	(64,595)	(63,018)
Total stockholders’ equity	51,142	51,152
Total liabilities and stockholders’ equity	$56,436	$53,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$8,424	$5,400	$13,794	$10,053
Cost of revenue	3,620	2,544	6,588	5,316
Gross profit	4,804	2,856	7,206	4,737
Operating expenses:
Research and development	1,574	1,212	2,998	2,670
Selling and marketing	1,304	1,279	2,576	2,409
General and administrative	1,631	1,366	3,160	2,853
Total operating expenses	4,509	3,857	8,734	7,932
Operating income (loss)	295	(1,001)	(1,528)	(3,195)
Interest and other income, net	192	98	399	193
Income (loss) before income taxes and equity loss in investee	487	(903)	(1,129)	(3,002)
Provision for (benefit from) income taxes	7	(100)	20	(534)
Income (loss) before equity loss in investee	480	(803)	(1,149)	(2,468)
Equity loss in investee	(149)	(246)	(428)	(491)
Net income (loss)	$331	$(1,049)	$(1,577)	$(2,959)

Net income (loss) per common share:
Basic	$0.02	$(0.06)	$(0.09)	$(0.17)
Diluted	$0.02	$(0.06)	$(0.09)	$(0.17)

Weighted-average common shares:
Basic	18,343	17,919	18,286	17,891
Diluted	19,021	17,919	18,286	17,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$331	$(1,049)	$(1,577)	$(2,959)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(14)	(43)	1	(21)
Net unrealized gain (loss) on marketable securities, net of tax	122	48	237	(17)
Comprehensive income (loss)	$439	$(1,044)	$(1,339)	$(2,997)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Stockholders' Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
Balance at March 31, 2019	18,286	$2	$114,790	$95	$(64,926)	$49,961
Equity-based compensation	—	—	737	—	—	737
Exercise of common stock options	15	—	5	—	—	5
Restricted stock awards	92	—	—	—	—	—
Other comprehensive gain, net	—	—	—	108	—	108
Net income	—	—	—	—	331	331
Balance at June 30, 2019	18,393	$2	$115,532	$203	$(64,595)	$51,142

	Stockholders' Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
Balance at March 31, 2018	17,876	2	112,431	(87)	(59,321)	53,025
Equity-based compensation	—	—	573	—	—	573
Exercise of common stock options	18	—	7	—	—	7
Restricted stock awards	69	—	—	—	—	—
Other comprehensive gain, net	—	—	—	5	—	5
Net loss	—	—	—	—	(1,049)	(1,049)
Balance at June 30, 2018	17,963	2	113,011	$(82)	$(60,370)	$52,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Stockholders' Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
Balance at December 31, 2018	18,172	$2	$114,203	$(35)	$(63,018)	$51,152
Equity-based compensation	—	—	1,320	—	—	1,320
Exercise of common stock options	24	—	9	—	—	9
Restricted stock awards	197	—	—	—	—	—
Other comprehensive loss, net	—	—	—	238	—	238
Net loss	—	—	—	—	(1,577)	(1,577)
Balance at June 30, 2019	18,393	$2	$115,532	$203	$(64,595)	$51,142

	Stockholders' Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
Balance at December 31, 2017	17,847	$2	$111,884	$(44)	$(57,664)	$54,178
Equity-based compensation	—	—	1,118	—	—	1,118
Exercise of common stock options	23	—	9	—	—	9
Restricted stock awards	93	—	—	—	—	—
Cumulative effect of accounting change	—	—	—	—	327	327
Cumulative tax effect of accounting change	—	—	—	—	(74)	(74)
Other comprehensive income, net	—	—	—	(38)	—	(38)
Net loss	—	—	—	—	(2,959)	(2,959)
Balance at June 30, 2018	17,963	$2	$113,011	$(82)	$(60,370)	$52,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flow from operating activities:
Net loss	$(1,577)	$(2,959)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity-based compensation	1,320	1,118
Depreciation	1,046	1,078
Noncash lease expense	201	—
Loss on disposal of fixed asset	11	55
Amortization of premium of marketable securities	44	160
Provision for bad debt	—	230
Deferred taxes	—	(535)
Equity loss in investee	428	491
Other	38	38
Changes in operating assets and liabilities:
Accounts receivable	368	(990)
Other current and long-term assets	183	22
Accounts payable	(124)	(1,344)
Accrued liabilities	(20)	1,288
Operating lease liabilities	(188)	—
Net cash provided by (used in) operations	1,730	(1,348)
Cash flow from investing activities:
Purchases of fixed assets	(633)	(1,152)
Purchase of marketable securities	(10,178)	(11,470)
Maturities of marketable securities	11,500	11,656
Purchase of equipment contributed to Equity Method Investee	—	(510)
Net cash (used in) provided by investing activities	689	(1,476)
Cash flow from financing activities:
Proceeds from exercise of stock options	9	9
Net cash provided by financing activities	9	9
Effect of exchange rate changes on cash and cash equivalents	1	(21)
Net decrease in cash	2,429	(2,836)
Cash balance at beginning of period	6,736	6,490
Cash balance at end of period	$9,165	$3,654
Supplemental disclosures of cash flow information:
Income taxes paid	$20	$1
Supplemental disclosures of non-cash investing and financing activities:
Fixed assets included in accounts payable	$5	$1,011

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

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements as of and for the fiscal year ended December 31, 2018, which are included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2019 (the “2018 Annual Report”), and, in the opinion of management, include all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the Company’s financial position and results of operations. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or any other period. The accompanying condensed consolidated balance sheet as of December 31, 2018 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the disclosures required by U.S. GAAP. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements included in the 2018 Annual Report, including the notes thereto.

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

Foreign Currency Translation and Foreign Currency Transactions

The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in other comprehensive income (loss) in the accompanying condensed consolidated statements of stockholders’ equity. Gains and losses from these translations were not significant in the first six months of 2019 and 2018. The Company and its subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property and nonmonetary assets and liabilities at historical rates. Losses from these remeasurements were not significant in the first six months of 2019 and 2018.

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

Concentration of Customers

In certain periods, a small number of customers has accounted for a significant portion of the Company’s revenue. In the three months ended June 30, 2019, after aggregating customers that are under common control or are affiliates, two customers contributed 32% and 15%, respectively, of our revenue for the period. In the six months ended June 30, 2019, after aggregating customers that are under common control or are affiliates, two customers contributed 27% and 10%, respectively, of our revenue for the period. In the three and six months ended June 30, 2018, after aggregating customers that are under common control or are affiliates, one customer contributed 13% of our revenue.

Revenue from Contracts with Customers

Disaggregation of Revenue

The Company classifies its customers into three payor types, Clinical Institutional, Patients who pay directly or Clinical Insurance, as we believe this best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. The following table summarizes revenue from contracts with customers by payor type for the in the first six months of 2019 and 2018.

	Three months ended June 30,
	2019	2018
	(in thousands)
Genetic Testing Services by payor
Institutional	$8,160	$4,782
Patient	143	156
Insurance	121	462
Total Revenue	$8,424	$5,400

	Six months ended June 30,
	2019	2018
	(in thousands)
Genetic Testing Services by payor
Institutional	$13,279	$9,247
Patient	245	272
Insurance	270	534
Total Revenue	$13,794	$10,053

Contract Balances

Receivables from contracts with customers  - As of June 30, 2019 and December 31, 2018, receivables from contracts with customers were approximately $5.5 million and $5.9 million, respectively, and are included within Trade accounts receivable on the Condensed Consolidated Balance Sheets.

Contracts assets and liabilities - As of June 30, 2019 and December 31, 2018, contract assets and liabilities from contracts with customers were not material.

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

ASU No. 2016-13

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief. This update adds optional transition relief for entities to elect the fair value option for certain financial assets previously measured at amortized cost basis to increase comparability of similar financial assets. The standard will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those reporting periods. Early adoption is permitted. The Company has not yet evaluated the effect this ASU will have on its consolidated financial statements and related disclosures.

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

Note 3. Marketable Securities

The Company’s marketable securities consisted of the following:

	June 30, 2019
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Marketable securities:
Short-term
Money market accounts	$3,722	—	—	$3,722
United States Treasury	999	—	—	999
U.S. government agency securities	797	1	—	798
Corporate debt securities	16,014	22	(13)	16,023
Less: Cash equivalents	(3,722)	—	—	(3,722)
Total short-term marketable securities	17,810	23	(13)	17,820
Corporate debt securities	11,561	136	—	11,697
Total long-term marketable securities	11,561	136	—	11,697
Total marketable securities	$29,371	$159	$(13)	$29,517

	December 31, 2018
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Marketable securities:
Short-term
Money market accounts	$2,692	$—	$—	$2,692
United States Treasury	990	—	—	990
U.S. government agency securities	790	—	—	790
Corporate debt securities	22,613	1	(96)	22,518
Less: Cash equivalents	(2,692)	—	—	(2,692)
Total short-term marketable securities	24,393	1	(96)	24,298
Corporate debt securities	6,383	11	(8)	6,386
Total long-term marketable securities	6,383	11	(8)	6,386
Total marketable securities	$30,776	$12	$(104)	$30,684

Management determined that the gross unrealized losses of $13,000 on the Company’s marketable securities as of June 30, 2019 were temporary in nature. Gross unrealized losses on the Company’s marketable securities were $104,000 as of December 31, 2018. The Company currently does not intend to sell these securities prior to maturity and does not consider these investments to be other-than-temporarily impaired as of June 30, 2019.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the three-tier fair value hierarchy:

	June 30, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Marketable securities and cash equivalents:
Corporate debt securities	$27,720	$—	$27,720	$—
United States Treasury	999	—	999	—
U.S. government agency securities	798	—	798	—
Money market accounts	3,722	3,722	—	—
Total marketable securities and cash equivalents	$33,239	$3,722	$29,517	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Marketable securities and cash equivalents:
Corporate debt securities	$28,904	$—	$28,904	$—
United States Treasury	990	—	990	—
U.S. government agency securities	790	—	790	—
Money market accounts	2,692	2,692	—	—
Total marketable securities and cash equivalents	$33,376	$2,692	$30,684	$—

The Company’s Level 1 assets include money market instruments and are valued based upon observable market prices. Level 2 assets consist of United States Treasury, U.S. government agency securities, and corporate debt securities. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. As of June 30, 2019, the Company had no investments that were measured using unobservable (Level 3) inputs.

There were no transfers between fair value measurement levels during the first six months of 2019.

Gross unrealized gains or losses for cash equivalents and marketable securities as of June 30, 2019 were not material. As of June 30, 2019, unrealized losses for securities in an unrealized loss position for more than 12 months were $13,000. During the three months ended June 30, 2019, the Company did not recognize other-than-temporary impairment losses related to its marketable securities.

Note 5. Fixed Assets

Major classes of fixed assets consisted of the following:

		June 30,	December 31,
	Useful Lives	2019	2018
		(in thousands)
Computer hardware	3 Years	$1,687	$1,579
Computer software	3 Years	530	495
Medical lab equipment	5 Years	8,136	8,136
Furniture and fixtures	5 Years	234	233
Leasehold improvements	Shorter of lease term or estimated useful life	802	802
Assets not yet placed in service		1,485	1,087
Total		12,874	12,332
Less: Accumulated depreciation		(6,937)	(5,886)
Property and equipment, net		$5,937	$6,446

Depreciation expense on fixed assets totaled $511,000 and $562,000 for the three months and $1.0 million and $1.1 million for the six months ended June 30, 2019 and 2018, respectively.

Note 6. Significant Balance Sheet Accounts

Other current assets consisted of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Reagents	$405	$314
Prepaid expenses	1,024	706
Prepaid income taxes	609	1,251
Marketable securities interest receivable	196	220
Other receivable	33	70
Total	$2,267	$2,561

Reagents are used for DNA sequencing applications in the Company’s DNA sequencing equipment.

Note 7. Reporting Segment and Geographic Information

The Company views its operations and manages its business in one reporting segment. All long-lived assets were located in the United States during the first half of 2019 and 2018. Revenue by region was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Revenue:
United States	$6,686	$3,299	$10,300	$5,826
Foreign:
Canada	516	1,070	1,054	2,040
Other Countries	1,222	1,031	2,440	2,187
Total	$8,424	$5,400	$13,794	$10,053

Note 8. Commitments and Contingencies

Operating Leases

See Note 9, Leases, for further information.

FF Gene Biotech

See Note 14 for a description of the Company’s commitments related to its joint venture, FF Gene Biotech (as defined in Note 14).

Purchase Obligations

As of June 30, 2019, the Company had non-cancelable purchase obligations of $5.8 million for reagents, of which, $2.1 million is payable within twelve months, and $3.7 million is payable within the next twenty-four months.

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

Rent expense was approximately $133,000 and $119,000 for the three months ended and $266,000 and $228,000 for the six months ended June 30, 2019 and 2018, respectively.

The Company adopted new accounting standard ASC 842, Leases, on January 1, 2019. Upon adoption, the Company recorded ROU assets of $3.0 million and short-term and long-term lease liabilities of $384,000 and $2.6 million, respectively. The difference between the ROU asset and liability is due to the existing balance of deferred rent at the date of adoption. There was no impact to retained earnings upon adoption.

Our incremental borrowing rate was used to determine the present value of lease payments since our leases do not provide an implicit rate. The Company determined its incremental borrowing rate based on inquiries with our bank. The Company’s lease agreements do not contain any residual value guarantees, material restrictive covenants, bargain purchase options or asset retirement obligations. Lease expense for our operating leases is recognized on a straight-line basis over the lease term. Our leases do not contain variable lease payments. The Company does not have any short-term leases and thus has excluded short-term costs from the table below. The Company did not enter into any new leases during the six months ended June 30, 2019.

The following was operating lease expense:

	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost	$146	$292

Supplemental cash flow information related to leases was the following:

	Three months ended June 30, 2019	Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$116	$278
Operating cash flows from operating leases	$101	$201

Supplemental balance sheet information related to leases was the following:

June 30, 2019
Weighted average remaining lease term - operating leases	6.1 years
Weighted average discount rate - operating leases	6.25%

The following is a maturity analysis of operating lease liabilities using undiscounted cash flows on an annual basis with renewal periods included:

Operating Leases
(in thousands)
Year Ending December 31,
2019 (remaining 6 months)	$281
2020	559
2021	550
2022	558
2023	567
2024	330
Thereafter	532
Total lease payments	3,377
Less imputed interest	(591)
Total	$2,786

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

Note 10. Equity-Based Compensation

The Company has included equity-based compensation expense as part of cost of revenue and operating expenses in the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Cost of revenue	$167	$151	$309	$275
Research and development	233	171	411	303
Selling and marketing	186	113	311	221
General and administrative	151	138	289	319
Total	$737	$573	$1,320	$1,118

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

The Company’s effective tax rate was 1% and -2% for the three and six months ended June 30, 2019, respectively, compared with 11% and 18% for the three and six months ended June 30, 2018, respectively. The change in effective tax rate for the three months and six months ended June 30, 2019, was primarily attributable to the full valuation allowance.

Note 12. Loss per Share

The following table presents the calculation of basic and diluted loss per share for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Net income (loss)	$331	$(1,049)	$(1,577)	$(2,959)
Weighted-average common shares—outstanding, basic	18,343	17,919	18,286	17,891
Weighted-average common shares—outstanding, diluted	19,021	17,919	18,286	17,891
Net income (loss) per common share, basic	$0.02	$(0.06)	$(0.09)	$(0.17)
Net income (loss) per common share, diluted	$0.02	$(0.06)	$(0.09)	$(0.17)

The following securities have been excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Options	19	436	387	433
RSUs	358	1,055	1,093	961

The anti-dilutive shares described above were calculated using the treasury stock method. During the three months ended June 30, 2018 and the first six months ended June 30, 2019 and 2018, the Company had outstanding stock options and RSUs that were excluded from the weighted-average share calculation due to the Company’s net loss position.

Note 13. Related Party

Dr. Yun Yen, who is a member of the Company’s Board of Directors and a stockholder, serves as the President and Chairman of the Board for the Sino-American Cancer Foundation (the “Foundation”) and served as the President for the Taipei Medical University (the “University”), from August 1, 2011 through July 31, 2016.

From time to time, the Company performs research testing services, on an arms-length basis, for the Foundation. The Company recognized $2,000 in revenue during the three and six months ended June 30, 2019 and zero for the three and six months ended June 30, 2018, as consideration for such services. Additionally, the Company subleased certain of its headquarters facilities to the Foundation. The Company recognized $8,000 and zero for the three months and $16,000 and $8,000 for the six months ended June 30, 2019 and 2018, respectively, as consideration for such sublease. As of June 30, 2019, and December 31, 2018, $2,000 and zero, respectively, was owed to the Company by the Foundation in connection with these relationships.

From time to time, the Company performs genetic sequencing services, on an arms-length basis, for the University. The Company recognized $9,000 and $7,000 for the three months ended and $22,000 and $16,000 for the six months ended June 30, 2019 and 2018, respectively, as consideration for such services. As of June 30, 2019, and December 31, 2018, $18,000 and $51,000, respectively, was owed to the Company by the University in connection with this relationship.

As more fully described in Note 14, in April 2017, the Company, through an affiliated company formed for the purpose of the relationship, entered into a cooperation agreement (the “JV Agreement”) with Xilong Scientific Co., Ltd. (“Xilong Scientific”) and Fuzhou Jinqiang Investment Partnership (LP) (“FJIP”) to form a joint venture under the laws of the People’s Republic of China (“PRC”) called Fujian Fujun Gene Biotech Co., Ltd. (“FF Gene Biotech”). Xilong Scientific is an affiliate of Xi Long USA, Inc., a large stockholder of the Company that, as of June 30, 2019, owned 11% of the outstanding shares of the Company’s common stock, and FJIP is owned by key management of FF Gene Biotech, including Dr. Han Lin Gao, the Chief Scientific Officer and a large stockholder of the Company and the owner of approximately 25% of FJIP.

Fulgent Pharma utilizes space in the facility at which our laboratory and corporate headquarters are located. Since the completion of the Pharma Split-Off, Fulgent Pharma reimburses us for the portion of the rent we pay that is attributable to the space it uses, which amounts are not significant. As of June 30, 2019, and December 31, 2018, $29,000 and $22,000, respectively, was due from Fulgent Pharma as a result of this arrangement, which is recorded in Other receivable in Other current assets in the accompanying condensed consolidated balance sheets.

Note 14. Equity Method Investments

In April 2017, the Company, through an affiliated company formed for the purpose of the relationship, entered into the JV Agreement with Xilong Scientific and FJIP to form FF Gene Biotech, a joint venture formed under the laws of the PRC to offer genetic testing services to customers in the PRC. Pursuant to the terms of the JV Agreement, the Company has agreed to contribute to FF Gene Biotech genetic sequencing and other equipment with a total cost of 60,000,000 renminbi (“RMB”) over a five-year period for a 30% ownership interest in FF Gene Biotech, previously three-year per original agreement. Xilong Scientific has agreed to contribute to FF Gene Biotech 102,000,000 RMB over a five-year period for a 51% ownership interest in the FF Gene Biotech, previously three-year per original agreement. FJIP has agreed to contribute to FF Gene Biotech 19,000,000 RMB over a ten-year period for a 19% ownership interest in FF Gene Biotech, previously five-year per original agreement. The Company’s maximum exposure to fund losses of FF Gene Biotech as a result of its minority ownership of this entity is equal to its contribution obligation under the JV Agreement as described above. As of June 30, 2019, 40.3 million RMB (or approximately $5.9 million U.S. dollars) remains to be contributed to the investee under the terms of the JV agreement. To date, the Company has purchased and contributed equipment with an aggregate fair value of $3.0 million pursuant to its contribution commitment under the JV Agreement. The Company accounted for this contribution in accordance with ASC 845, Nonmonetary Transactions, and recorded an investment based on the fair value of the contributed equipment, which is the same as carryover basis.

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

The Company accounts for its 30% interest in FF Gene Biotech using the equity method of accounting. The Company recorded its proportionate share of the losses of FF Gene Biotech in the three months ended June 30, 2019 in the accompanying condensed consolidated statements of operations, and recorded its contribution to date, net of its proportionate share in the accumulated losses of FF Gene Biotech, in the accompanying condensed consolidated balance sheet as of June 30, 2019.

The Company entered into a license agreement with FF Gene Biotech, pursuant to which it granted FF Gene Biotech a license to use certain of the Company’s clinical molecular diagnostic gene detection technology and related software and proprietary reference library of genetic information, along with any improvements on this technology that they may develop during the term of the license agreement. Under the license agreement, FF Gene Biotech will pay to the Company, on a quarterly basis, certain royalties based on the revenues of FF Gene Biotech. The license agreement expired on December 31, 2018. The Company earned $17,000 and $35,000 for royalties under the license agreement for the three and six months ended June 30, 2018, respectively.

In November 2017, FF Gene Biotech invested and formed a majority-owned subsidiary that focuses on sales and marketing for FF Gene Biotech.

Equity method investments as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019		December 31, 2018
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
	(in thousands)
FF Gene Biotech	$1,084	30%	$1,512	30%
Total equity method investments	$1,084	30%	$1,512	30%

Summary Financial Information

Summary financial information for FF Gene Biotech is as follows:

	June 30,	December 31,
	2019	2018
Consolidated Balance Sheets Data:	(in thousands)
Current Assets	$2,367	$1,916
Non-Current Assets	3,892	4,068
Current Liabilities	4,318	2,415
Non-Current Liabilities	—	—
Minority Interest	207	—
Shareholders' Equity	1,734	3,569

	Six Months Ended June 30
	2019	2018
Consolidated Statements of Operations Data:	(in thousands)
Net Sales	$1,131	$349
Gross Profit	579	(1)
Net Loss	(1,423)	(1,637)
Share of loss from investments accounted for using the equity method (1)	(428)	(491)

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

We offer tests at competitive prices averaging approximately $577 per billable test delivered in the first six months of 2019, and at a lower cost to us than many of our competitors, averaging approximately $276 per billable test delivered in the first six months of 2019. Our volume has grown rapidly since our commercial launch, with 16,369 and 23,899 billable tests delivered in the three and six months ended June 30, 2019, respectively, compared to 5,700 and 10,321 billable tests delivered in the three and six months ended June 30, 2018, respectively. An aggregate of over 83,100 billable tests were delivered to approximately 1,010 customers since launching our first commercial genetic tests in 2013 and through June 30, 2019. We have experienced compound quarterly growth of 22% in the number of billable tests delivered in our last eight completed fiscal quarters. We recorded revenue and net income of $8.4 million and $331,000, respectively, in the three months ended June 30, 2019, compared to revenue and net loss of $5.4 million and $1.0 million, respectively, in the three months ended June 30, 2018. We recorded revenue and net loss of $13.8 million and $1.6 million, respectively, in the six months ended June 30, 2019, compared to revenue and net loss of $10.1 million and $3.0 million, respectively, in the six months ended June 30, 2018. We achieved profitability in the first half of 2017 and the second quarter of 2019, but we have recorded losses in all other periods since our inception.

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

	Three Months Ended				Six Months Ended
	June 30,		$	%	June 30,		$	%
	2019	2018	Change	Change	2019	2018	Change	Change
Statement of Operations Data:	(dollars in thousands, except Other Operating Data)				(dollars in thousands, except Other Operating Data)
Revenue	$8,424	$5,400	$3,024	56%	$13,794	$10,053	$3,741	37%
Cost of revenue	3,620	2,544	1,076	42%	6,588	5,316	1,272	24%
Gross profit	4,804	2,856	1,948	68%	7,206	4,737	2,469	52%
Operating expenses:
Research and development	1,574	1,212	362	30%	2,998	2,670	328	12%
Selling and marketing	1,304	1,279	25	2%	2,576	2,409	167	7%
General and administrative	1,631	1,366	265	19%	3,160	2,853	307	11%
Total operating expenses	4,509	3,857	652	17%	8,734	7,932	802	10%
Operating income (loss)	295	(1,001)	1,296	(129)%	(1,528)	(3,195)	1,667	(52)%
Interest and other income, net	192	98	94	96%	399	193	206	107%
Income (loss) before income taxes and equity loss in investee	487	(903)	1,390	(154)%	(1,129)	(3,002)	1,873	(62)%
Provision for (benefit from) income taxes	7	(100)	107	(107)%	20	(534)	554	(104)%
Income (loss) before equity loss in investee	480	(803)	1,283	(160)%	(1,149)	(2,468)	1,319	(53)%
Equity loss in investee	(149)	(246)	97	(39)%	(428)	(491)	63	(13)%
Net income (loss)	$331	$(1,049)	$1,380	(132)%	$(1,577)	$(2,959)	$1,382	(47)%

Other Operating Data:
Billable tests delivered(1)	16,369	5,700		187%	23,899	10,321		132%
Average price per billable test delivered(2)	$515	$947		(46)%	$577	$974		(41)%
Cost per billable test delivered(3)	$221	$446		(50)%	$276	$515		(46)%

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

Revenue

Revenue increased $3.0 million, or 56%, from $5.4 million in the three months ended June 30, 2018 to $8.4 million in the three months ended June 30, 2019, and increased $3.7 million, or 37%, from $10.1 million in the six months ended June 30, 2018 to $13.8 million in the six months ended June 30, 2019. The increase in revenue between periods was primarily due to increase in the number of billable tests delivered, offset by a substantial decline in the average selling price per test.

The average price of the billable tests we delivered decreased from $947 in the three months ended June 30, 2018 to $515 in the three months ended June 30, 2019, and decreased from $974 in the six months ended June 30, 2018 to $577 in the six months ended June 30, 2019. This decrease was due to (i) lower price-points for the mix of tests we delivered in the six months ended June 30, 2019, (ii) the mix of customers ordering tests in these periods, which may order tests at different rates depending on the arrangements we have negotiated with them, and for which we may recognize different amounts of revenue at different times in the delivery and payment process based on the impact of our revenue recognition policy on, and differing collectability rates among, various customer groups, and (iii) our reduction of prices for certain of our tests due to general price degradation for genetic tests and other competitive factors during the six months ended June 30, 2019.

Revenue from non-U.S. sources decreased $363,000, or 17%, from $2.1 million in the three months ended June 30, 2018 to $1.7 million in the three months ended June 30, 2019, and decreased $733,000, or 17%, from $4.2 million in the six months ended June 30, 2018 to $3.5 million in the six months ended June 30, 2019. The decrease in revenue from non-U.S. sources between periods was primarily due to decreased sales to customers in Canada, which decreased by $554,000 and $986,000 in the three and six months ended June 30, 2019, respectively, partially offset by increased sales to customers in other countries, which increased by $191,000 and $253,000 in the three and six months ended June 30, 2019, respectively.

The number of billable tests we delivered increased 10,669, from 5,700 in the three months ended June 30, 2018 to 16,369 in the three months ended June 30, 2019, and increased 13,578, from 10,321 in the six months ended June 30, 2018 to 23,899 in the six months ended June 30, 2019. This increase was primarily attributable to the expansion of our test menu, an increase in sales to certain of our existing customers and an increase in sequencing as a service test orders, combined with growth in the genetic testing market and increased physician awareness and acceptance of genetic tests generally.

In the three months ended June 30, 2019, when customers who, to our knowledge, are under common control or otherwise affiliated with each other are aggregated, two groups of affiliated customers contributed 32% and 15% of our total revenue. In the six months ended June 30, 2019, when customers who, to our knowledge, are under common control or otherwise affiliated with each other are aggregated, two groups of affiliated customers contributed 27% and 10% of our total revenue.

Cost of Revenue

Cost of revenue increased $1.1 million, or 42%, from $2.5 million in the three months ended June 30, 2018 to $3.6 million in the three months ended June 30, 2019. The increase was primarily due to an increase of $823,000 in reagent and supply expenses related to increased billable tests delivered and $304,000 in personnel costs related to increased headcount.

Cost of revenue increased $1.3 million, or 24%, from $5.3 million in the six months ended June 30, 2018 to $6.6 million in the six months ended June 30, 2019. The increase was primarily due to an increase of $812,000 in reagent and supply expenses related to increased billable tests delivered and $491,000 in personnel costs related to increased headcount.

Cost per billable test delivered decreased $225, or 50%, from $446 in the three months ended June 30, 2018 to $221 in the three months ended June 30, 2019 as the increase in the number of billable tests we delivered was greater than the increase in our cost of revenue due to economies of scale related to the increased number of billable tests for the period. Cost per billable test delivered decreased $239, or 46%, from $515 in the six months ended June 30, 2018 to $276 in the six months ended June 30, 2019 as the increase in the number of billable tests we delivered was greater than the increase in our cost of revenue. The greater increase in the number of billable tests we delivered was primarily attributable to new customers. Our cost per billable test decreased in part due to our efforts to leverage our technology, such as engineered chemistry and competitive analytics powered by artificial intelligence and machine learning, for the increased number of billable tests during the three and six months ended June 30, 2019.

Our gross profit increased $1.9 million, from $2.9 million in the three months ended June 30, 2018 to $4.8 million in the three months ended June 30, 2019, and increased $2.5 million, from $4.7 million in the six months ended June 30, 2018 to $7.2 million in the six months ended June 30, 2019. Our gross profit as a percentage of revenue, or gross margin, increased from 52.9% to 57.0% between three months ended June 30, 2018 and 2019, and increased from 47.1% to 52.2% between six months ended June 30, 2018 and 2019, for the reasons described above.

Research and Development

Research and development expenses increased $362,000, or 30%, from $1.2 million in the three months ended June 30, 2018 to $1.6 million in the three months ended June 30, 2019. The increase was primarily due to an increase of $15,000 in reagent and supply expenses related to increase of consumables purchased in current period, increases of $180,000 in personnel costs and $62,000 in stock-based compensation expense related to increased headcount, and $74,000 in depreciation costs related to our increased efforts to maintain our technology advantage and expand our test menu.

Research and development expenses increased $328,000, or 12%, from $2.7 million in the six months ended June 30, 2018 to $3.0 million in the six months ended June 30, 2019. The increase was primarily due to increases of $317,000 in personnel costs and $107,000, in stock-based compensation expense related to increased headcount, and $143,000 in depreciation costs related to our increased efforts to maintain our technology advantage and expand our test menu, partially offset by decrease of $304,000 in reagent and supply expenses related to consumables purchased in the prior period that did not incur in the current period.

Selling and Marketing

Selling and marketing expenses increased $25,000, or 2% from $1.3 million in the three months ended June 30, 2018 to $1.3 million in the three months ended June 30, 2019. The increase was primarily due to an increase of $63,000 in personnel costs and $73,000 in stock-based compensation expense related to increased headcount, and $64,000 in consulting and outside labor expense related to the increase of outside labor for customer services in the current period, partially offset by a decrease of $149,000 in commission and fees related to the Company’s entry into certain strategic marketing agreements in the prior period that did not incur in the current period.

Selling and marketing expenses increased $167,000, or 7% from $2.4 million in the six months ended June 30, 2018 to $2.6 million in the six months ended June 30, 2019. The increase was primarily due to an increase of $56,000 in marketing materials cost related to increased billable tests delivered, and increase of $289,000 in personnel costs and $90,000 in stock-based compensation expense related to increased headcount, partially offset by a decrease of $180,000 in commission and fees related to the Company’s entry into certain strategic marketing agreements in the prior period that did not incur in the current period, and a decrease of $109,000 in marketing costs related to some marketing initiatives incurred in the prior period that did not incur in the current period.

General and Administrative

General and administrative expenses increased $265,000, or 19% from $1.4 million in the three months ended June 30, 2018 to $1.6 million in the three months ended June 30, 2019. The increase was primarily due to increases of $67,000 in personnel costs related to increased headcount, $74,000 in accounting fees, and $291,000 in legal and professional fees related to case settlement in current period, partially offset by a decrease of $186,000 in bad debt expense related to additional reserve for doubtful accounts in the prior period that did not incur in the current period.

General and administrative expenses increased $307,000, or 11% from $2.9 million in the three months ended June 30, 2018 to $3.2 million in the three months ended June 30, 2019. The increase was primarily due to increases of $135,000 in personnel costs related to increased headcount, $127,000 in accounting fees, and $330,000 in legal and professional fees related to case settlement in current period, partially offset by a decrease of $234,000 in bad debt expense related to additional reserve for doubtful accounts in the prior period that did not incur in the current period.

Interest and Other Income

Interest income was $204,000 and $133,000 in the three months ended June 30, 2019 and 2018, respectively, and $418,000 and $259,000 in the six months ended June 30, 2019 and 2018, respectively. This income related to interest received on various investments in marketable securities.

Other income was not significant in the three or six months ended June 30, 2019 and 2018. The primary component of other income in both periods was foreign currency valuation gains (losses).

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes were $7,000 and $20,000 for the three and six months ended June 30, 2019, respectively, and $(100,000) and $(534,000) for the three and six months ended June 30, 2018, respectively. The effective tax rate was 1% for the three months ended June 30, 2019 compared with 11% for the three months ended June 30, 2018. The effective tax rate was -2% for the six months ended June 30, 2019 compared with 18% for the six months ended June 30, 2018. The change in effective tax rate for the three and six months ended June 30, 2019, was primarily attributable to the full valuation allowance.

Equity Loss in Investee

Equity loss in investee was $149,000 and $246,000 in the three months ended June 30, 2019 and 2018, respectively, and $428,000 and $491,000 in the six months ended June 30, 2019 and 2018, respectively. Equity loss in investee relates to our 30% ownership interest in our joint venture, which we refer to as FF Gene Biotech.

Liquidity and Capital Resources

Liquidity and Sources of Cash

We had $6.7 million and $9.2 million in cash and cash equivalents and $30.7 million and $29.5 million in marketable securities, consisting of corporate bonds, as of December 31, 2018 and June 30, 2019, respectively.

Since commencing operations in May 2012, our operations have been financed primarily by our founder, Chief Executive Officer and Chairman of our board of directors, Ming Hsieh, and in more recent periods, by cash from our operations and equity financings.

Our primary uses of cash are to fund our operations as we continue to invest in and seek to grow our business. Cash used to fund operating expenses is impacted by the timing of our expense payments, as reflected in the changes in our outstanding accounts payable and accrued expenses. In addition, in connection with the establishment of FF Gene Biotech, we became obligated to contribute to FF Gene Biotech genetic sequencing and other equipment with a total cost of 60,000,000 renminbi, or RMB, over a five-year period, previously three-year per original agreement. To date, we have purchased and contributed to FF Gene Biotech equipment with an aggregate fair value of $3.0 million, of which, $510,000 and $2.5 million were contributed in 2018 and 2017, respectively, and as of June 30, 2019, 40.3 million RMB (or approximately $5.9 million U.S. dollars) of our total contribution obligations remain to be satisfied. Depending on the performance of FF Gene Biotech, this joint venture may never produce sufficient revenue to us to recover these capital and other investments, and could cause our revenue to decrease if any of our direct customers in Asia choose to order genetic tests from FF Gene Biotech instead of from us, any of which could negatively affect our liquidity and cash flows. In addition, although we have in the past made cash distributions for tax and other purposes to the equity holders of our predecessor, we do not expect to use our cash make these or any other types of distributions or dividends in the foreseeable future.

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

Cash Flows

The following table summarizes our cash flows for each of the periods indicated:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash provided by (used in) operations	$1,730	$(1,348)
Cash (used in) provided by investing activities	$689	$(1,476)
Cash provided by financing activities	$9	$9

Operating Activities

Cash provided by operating activities in the six months ended June 30, 2019 was $1.7 million. The difference between net loss and cash provided by operating activities for the period was primarily due to the effects of $1.3 million in equity-based compensation expenses, $1.0 million in the depreciation of assets and $428,000 in equity loss in investee. Cash provided by operating activities increased between periods primarily due to a $368,000 decrease in accounts receivable mainly due to timing of collections from customers.

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

Investing Activities

Cash provided by investing activities in the six months ended June 30, 2019 was $689,000, which primarily related to purchase of $10.2 million marketable securities, purchase of $633,000 fixed assets consisting mainly of computer hardware, and partially offset by maturity of $11.5 million marketable securities.

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

Financing Activities

Cash provided by financing activities in the six months ended June 30, 2019 and 2018 was minimal.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control (as required by Rule 13a-15(b) under the Exchange Act) over the financial reporting during the three months ended June 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We have a history of losses. Although we achieved profitability in the first half of 2017 and the second quarter of 2019, we have recorded losses in all other periods since our inception. As a result, we may not be able to achieve profitability in any future period, and even if we can achieve profitability, we may not be able to sustain it. Further, we have generated limited revenue to date, and our historical revenue levels may not grow at historical rates or at all, and we may not be able to achieve or sustain profitability. We may incur additional losses in the future, particularly as we focus on investing in and growing our business and operations and experience related increases in expenses. Our prior losses and any future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital, which could negatively impact our operations and your investment in our company. Any failure to sustain or grow our revenue levels and achieve or maintain profitability would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.

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

Our mix of customers can fluctuate from period to period and our revenue may be concentrated among only a small number of customers, and the loss of or a reduction in sales to any of our customers could materially harm our business.

The composition and concentration of our customer base can fluctuate from period to period, and in certain prior periods, a small number of customers accounted for a significant portion of our revenue. In particular, in the six months period ended June 30, 2019, when customers who, to our knowledge, are under common control or otherwise affiliated with each other are aggregated, two customers contributed 27% and 10%, respectively, of our total revenue. For these customers and generally, we do not have long-term purchase agreements with any of our customers, including any key customers, and, as a result, any or all of them could decide at any time to decrease, delay or discontinue their orders from us. Although we believe some of these fluctuations in customer demand may be attributable in part to the nature of our business, in which our customers can experience significant volatility in their genetic testing demand from period to period in the ordinary course of their operations, these demand fluctuations, particularly for any key customers, can have a significant impact on our period-to-period performance regardless of their cause. In addition, the failure of any one of our customers or their payors to pay on a timely basis would negatively impact our results and cash flows. Our ability to maintain or increase sales to our existing customers depends on a variety of factors, including the other risk factors discussed in this report, many of which are beyond our control. Because of these and other factors, sales to any of our customers, including any key customers, may not continue in the amounts or at the rates as they have in the past, and such sales may never reach or exceed historical levels in any future period. The loss of any of our customers, or a reduction in orders or difficulties collecting payments for tests ordered by any of them, could significantly reduce our revenue and adversely affect our operating results.

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

We face intense competition, which could intensify further in the future, and we may fail to maintain or increase our revenue levels, maintain the current prices and margins for our billable tests, or achieve or sustain profitability if we cannot compete successfully.

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

Many of our existing and potential future competitors have longer operating histories, larger customer bases, more expansive brand recognition and deeper market penetration, substantially greater financial, technological and research and development resources and selling and marketing capabilities, and considerably more experience dealing with third-party payors. As a result, they may be able to respond more quickly to changes in customer requirements or preferences, develop faster, better and more expansive advancements for their technologies and tests, create and implement more successful strategies for the promotion and sale of their tests, obtain more favorable results from third-party payors regarding coverage and reimbursement for their offerings, adopt more aggressive pricing and/or price reduction policies for their tests, secure supplies from vendors on more favorable terms or devote substantially more resources to infrastructure and systems development. We may not be able to compete effectively against these organizations.

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

•

logistics associated with the shipment of blood or other tissue specimens, including infrastructure conditions, transportation delays and the impact of U.S. and local laws and regulations, such as export and import restrictions, tariffs or other charges and other trade barriers, all of which involve increased related to the trade policies of the current administration, which may threaten existing and proposed trade agreements and impose more restrictive U.S. export-import regulations that impact our business;

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

The laws and regulations governing the marketing of diagnostic products are evolving, extremely complex and, in many instances, there are no significant regulatory or judicial interpretations of these laws and regulations. Pursuant to its authority under the federal Food, Drug, and Cosmetic Act, or FDC Act, the FDA has jurisdiction over medical devices, including potentially our tests. Among other things, pursuant to the FDC Act and its implementing regulations, the FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, premarket clearance or approval, marketing and promotion, and sales and distribution of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In addition, the FDA regulates the import and export of medical devices.

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

Even though we commercialize our tests as LDTs, our tests may in the future become subject to more onerous regulation by the FDA. For example, the FDA may disagree with our assessment that our tests fall within the definition of an LDT and seek to regulate our tests as medical devices. Moreover, the FDA issued draft guidance and a 2017 Discussion Paper to allow for further public discussion about an appropriate LDT oversight approach and to give congressional committees the opportunity to develop a legislative solution. The FDA also solicited public input and published two final guidance documents in April 2018 relating to FDA oversight of NGS-based tests. These two guidance documents describe the FDA’s thinking and recommendations regarding test developer’s use of FDA-recognized standards to support analytical validity, and public human genetic variant databases to support clinical validity, of these tests. Until the FDA finalizes its regulatory position regarding LDTs, however, or legislation is passed concerning regulation of LDTs, it is unknown how the FDA may regulate our tests in the future and what testing and data may be required to support any required clearance or approval.

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

We are subject to CLIA, a federal law that establishes quality standards for all laboratory testing and is intended to ensure the accuracy, reliability and timeliness of patient results. CLIA requires that we hold a certificate specific to the laboratory examinations we perform and that we comply with various standards with respect to personnel qualifications, facility administration, proficiency testing, quality control, quality assurance and inspections. CLIA certification is required in order for us to be eligible to bill federal and state health care programs, as well as many private third-party payors, for our tests. We have obtained CLIA certification to conduct our tests at our laboratory in Temple City, California. To renew this certification, we are subject to survey and inspection every two years, and we may be subject to additional unannounced inspections.

In addition to CLIA requirements, we elect to participate in the accreditation program of the College of American Pathologists, or CAP. The Centers for Medicare & Medicaid Services, or CMS, has deemed CAP standards to be equally or more stringent than CLIA regulations and has approved CAP as a recognized accrediting organization. Inspection by CAP is performed in lieu of inspection by CMS for CAP-accredited laboratories. Because we are accredited by the CAP Laboratory Accreditation Program, we are deemed to also comply with CLIA. While not required to operate a CLIA-certified laboratory, many private insurers require CAP accreditation as a condition to contracting with clinical laboratories to cover their tests. In addition, some countries outside the United States require CAP accreditation as a condition to permitting clinical laboratories to test samples taken from their citizens. Failure to maintain CAP accreditation could have a material adverse effect on the sales of our tests and the results of our operations.

We are also required to maintain a license to conduct testing in the State of California. California laws establish standards for day-to-day operation of our clinical reference laboratory in Temple City, including with respect to the training and skills required of personnel, quality control and proficiency testing requirements. In addition, because we receive test specimens originating from New York, we have obtained a state laboratory permit for our Temple City laboratory from the New York Department of Health, or DOH. The New York state laboratory laws, regulations and rules are at least as stringent as the CLIA regulations and establish standards for the operation of a clinical laboratory and performance of test services, including education and experience requirements for laboratory directors and personnel; physical requirements of a laboratory facility; equipment validations; and quality management practices. The laboratory director must maintain a Certificate of Qualification issued by New York’s DOH in permitted categories. We are subject to on-site routine and complaint-driven inspections under both California and New York state laboratory laws and regulations. If we are found to be out of compliance with either California or New York requirements, the CA Department of Public Health or New York’s DOH may suspend, restrict or revoke our license or laboratory permit, respectively (and, with respect to California, may exclude persons or entities from owning, operating or directing a laboratory for two years following such license revocation), assess civil monetary penalties, or impose specific corrective action plans, among other sanctions. Any such actions could materially and adversely affect our business by prohibiting or limiting our ability to offer testing.

Moreover, certain other states require us to maintain out-of-state laboratory licenses or obtain approval on a test-specific basis to perform testing on specimens from these states. Additional states could adopt similar licensure requirements in the future, which could require us to modify, delay or discontinue our operations in such jurisdictions. We are also subject to regulation in foreign jurisdictions, which we expect will increase as we seek to expand international utilization of our tests or if jurisdictions in which we pursue operations adopt new or modified licensure requirements. Foreign licensure requirements could require review and modification of our tests in order to offer them in certain jurisdictions or could impose other limitations, such as restrictions on the transport of human blood or other tissue necessary for us to perform our tests that may limit our ability to make our tests available outside the United States. Additionally, complying with licensure requirements in new jurisdictions may be expensive, time-consuming and subject us to significant and unanticipated delays.

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

•

the federal Anti-Kickback Statute, which generally prohibits knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in return for or to induce a person to refer to an individual any good, facility, item or service that is reimbursable under a federal health care program;

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

•

the federal Civil Monetary Penalties Law, which generally prohibits, among other things, the offering or transfer of remuneration to a Medicare or Medicaid beneficiary if it is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of services reimbursable by Medicare or Medicaid;

•	the Affordable Care Act, which, among other things, establishes a requirement for providers and suppliers to report and return any overpayments received from the Medicare and Medicaid programs;
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

•	the federal Physician Sunshine Payment Act and various state laws on reporting relationships with health care providers and customers, which could be determined to apply to our LDTs;
•	the prohibition on reassignment of Medicare claims;
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

Changes in laws and regulations, or in their application, may adversely affect our business, financial condition and results of operations.

The clinical laboratory testing industry is highly regulated, and failure to comply with applicable regulatory, supervisory, accreditation, registration or licensing requirements may adversely affect our business, financial condition and results of operations. In particular, the laws and regulations governing the marketing and research of clinical diagnostic testing are extremely complex, and in many instances there are no clear regulatory or judicial interpretations of these laws and regulations, increasing the risk that we may be found to be in violation of these laws.

Furthermore, the genetic testing industry as a whole is a growing industry and regulatory agencies such as the United States Department of Health and Human Services, or HHS, or the FDA may apply heightened scrutiny to new developments in the field, or the U.S. Congress may do so. Since 2017, Congress has been working on legislation to create an LDT and IVD regulatory framework that would be separate and distinct from the existing medical device regulatory framework. In August 2018, the FDA recommended changes to draft legislation that had been released by Congress in 2017. The agency’s comments addressed the need for a requirement that new tests undergo FDA review to demonstrate analytical and clinical validity and suggested changes to the draft language as it relates to premarket approval, provisional approval, and a precertification program for diagnostics. FDA’s recommendations, if included in enacted law, would give the FDA authority to revoke approval, request raw data, and take corrective action against test developers.  In December 2018, legislators released a discussion draft of a bill that incorporated many of FDA’s suggestions. The new bill is called the Verifying Accurate, Leading-edge IVCT Development (VALID) Act and would codify into law the term “in vitro clinical test” (IVCT), a new medical product category separate from medical devices and that includes products currently regulated as IVDs as well as LDTs. It is unclear whether the VALID Act would be passed by Congress in its current form or signed into law by the President.

In addition, there has been a recent trend of increased U.S. federal and state regulation, scrutiny and enforcement relating to payments made to referral sources, which are governed by laws and regulations including the Stark law, the federal Anti-Kickback Statute, the federal False Claims Act, as well as state equivalents of such laws. For example, the Eliminating Kickbacks in Recovery Act of 2018, or EKRA, was passed in October 2018 as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (referred to as the SUPPORT Act). Similar to the federal Anti-Kickback Statute, EKRA imposes criminal penalties for knowing or willful payment or offer, or solicitation or receipt, of any remuneration, whether directly or indirectly, overtly or covertly, in cash or in kind, in exchange for the referral or inducement of laboratory testing (among other health care services) unless a specific exception applies. However, unlike the federal Anti-Kickback Statute, EKRA is not limited to services covered by federal or state health care programs but applies more broadly to services covered by “health care benefit programs,” including commercial insurers. Additionally, because EKRA’s exceptions are not identical to the federal Anti-Kickback Statute’s safe harbors, compliance with a federal Anti-Kickback Statute safe harbor does not guarantee protection under EKRA. As currently drafted, EKRA potentially expands the universe of arrangements that could be subject to government enforcement under federal fraud and abuse laws. Because EKRA is a new law, there is no agency guidance or court precedent to indicate how and to what extent it will be applied and enforced. We cannot assure you that our relationships with physicians, sales representatives, hospitals, customers, or any other party will not be subject to scrutiny or will survive regulatory challenge under such laws. If imposed for any reason, sanctions under the EKRA could have a negative effect on our business.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or JOBS Act, and we will remain an emerging growth company until December 31, 2021, unless, before that date, our gross revenue exceeds $1.07 billion in any fiscal year, we issue more than $1.0 billion of non-convertible debt in any three-year period or the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of the second fiscal quarter of any fiscal year. In addition, beginning in 2018, we are a smaller reporting company, as defined in applicable SEC rules, and we will remain a smaller reporting company until the market value of our common stock held by non-affiliates, or public float, equals or exceeds $250 million. When and if our public float exceeds $250 million, we may still qualify to report as a smaller reporting company provided our public float is less than $700 million and our annual revenues are less than $100 million for the year preceding the date of determination. As an emerging growth company, we are eligible for exemptions from certain reporting requirements applicable to other public companies, including an exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced financial statement and other financial disclosure requirements in registration statements and periodic reports we file, reduced disclosure obligations regarding executive compensation and, so long as we remain an emerging growth company, exemption from the requirements to hold non-binding advisory votes on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved. We have relied on many of these exemptions in our registration statement and periodic reports to date, and investors may find our common stock less attractive if we choose to continue to rely on these exemptions, in which case there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Common Stock Risks

An active, liquid trading market for our common stock may not be sustained, which could make it difficult for stockholders to sell their shares of our common stock.

An active trading market for our common stock may not be sustained. Further, Mr. Hsieh, our founder, Chief Executive Officer and Chairman of our board of directors, beneficially owns close to half of our outstanding voting equity. As a result, fewer shares are actively traded in the public market, which reduces the liquidity of our common stock. The lack of an active trading market could impair our stockholders’ ability to sell their shares at the desired time or at a price considered reasonable. Further, an inactive trading market may impair our ability to raise capital by selling shares of our common stock in the future, and may impair our ability to enter into strategic relationships or acquire companies or technologies using shares of our common stock as consideration.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. Any such sales, or the perception in the market that sales are pending or could occur, could reduce the market price of our common stock. All of the outstanding shares of our common stock are freely tradable without restriction in the public market, subject to certain volume and manner of sale limitations applicable to shares held by our affiliates, as that term is defined in the Securities Act. In addition, subject to similar limitations and any other applicable legal and contractual limitations, all of the shares of our common stock subject to outstanding equity-based awards or reserved for issuance pursuant to such awards we may grant in the future are registered under the Securities Act or are otherwise eligible under applicable securities laws for free trading in the public market upon their issuance. Moreover, Xi Long, a large stockholder of our company, has the right, subject to certain conditions, to include its shares in registration statements we may file for ourselves or other stockholders and to require us to file registration statements covering its shares.

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

10.1§

Supplemental Agreement to Cooperation Agreement, dated April 10, 2019, by and among Fulgent Genetics, Inc., Shenzhen Fujin Gene Technology Co., Ltd., Xilong Science Co., Ltd. and Fuzhou Jinqiang Investment Partnership (Limited).

X
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	XBRL Definition Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Filed herewith.
**	Furnished herewith.
§	Certain portions of this exhibit that are not material have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. A copy of the unredacted exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULGENT GENETICS, INC.

Date: August 9, 2019	By:	/s/ Ming Hsieh
Ming Hsieh
President, Chief Executive Officer (principal executive officer)

Date: August 9, 2019	By:	/s/ Paul Kim
Paul Kim
Chief Financial Officer (principal financial and accounting officer)