Form 10-Q
period 2019-09-30
Fulgent Genetics, Inc.
filed 2019-11-08
CIK 1674930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 1, 2019, there were 18,710,357 outstanding shares of the registrant’s common stock.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FULGENT GENETICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value data)

(unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$20,522	$6,736
Marketable securities	11,596	24,298
Trade accounts receivable, net of allowance for doubtful accounts of $611 and $590, as of September 30, 2019 and December 31, 2018, respectively	5,292	5,948
Other current assets	1,795	2,561
Total current assets	39,205	39,543
Marketable securities, long-term	11,487	6,386
Equity method investments	909	1,512
Fixed assets, net	6,396	6,446
Operating lease right-of-use asset	2,739	—
Other long-term assets	409	17
Total assets	$61,145	$53,904
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,150	$1,313
Accrued liabilities	1,634	1,425
Income tax payable	60	—
Operating lease liabilities, short-term	409	—
Total current liabilities	4,253	2,738
Operating lease liabilities, long-term	2,366	—
Other long-term liabilities	—	14
Total liabilities	6,619	2,752
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value per share, 50,000 shares authorized, 18,673 and 18,172 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	2	2
Preferred stock, $0.0001 par value per share, 1,000 shares authorized, no shares issued or outstanding at September 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	117,478	114,203
Accumulated other comprehensive income (loss)	179	(35)
Accumulated deficit	(63,133)	(63,018)
Total stockholders’ equity	54,526	51,152
Total liabilities and stockholders’ equity	$61,145	$53,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$10,347	$5,625	$24,141	$15,678
Cost of revenue	3,885	2,612	10,473	7,928
Gross profit	6,462	3,013	13,668	7,750
Operating expenses:
Research and development	1,744	1,438	4,742	4,108
Selling and marketing	1,687	1,115	4,263	3,524
General and administrative	1,522	1,306	4,682	4,159
Total operating expenses	4,953	3,859	13,687	11,791
Operating income (loss)	1,509	(846)	(19)	(4,041)
Interest and other income, net	189	143	588	336
Income (loss) before income taxes and equity loss in investee	1,698	(703)	569	(3,705)
Provision for (benefit from) income taxes	61	(318)	81	(852)
Income (loss) before equity loss in investee	1,637	(385)	488	(2,853)
Equity loss in investee	(175)	(210)	(603)	(701)
Net income (loss)	$1,462	$(595)	$(115)	$(3,554)

Net income (loss) per common share:
Basic	$0.08	$(0.03)	$(0.01)	$(0.20)
Diluted	$0.08	$(0.03)	$(0.01)	$(0.20)

Weighted-average common shares:
Basic	18,501	18,012	18,358	17,931
Diluted	19,456	18,012	18,358	17,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$1,462	$(595)	$(115)	$(3,554)
Other comprehensive income (loss):
Foreign currency translation loss	(17)	(23)	(16)	(44)
Net unrealized gain (loss) on marketable securities, net of tax	(7)	48	230	31
Comprehensive income (loss)	$1,438	$(570)	$99	$(3,567)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Stockholders' Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
Balance at December 31, 2018	18,172	$2	$114,203	$(35)	$(63,018)	$51,152
Equity-based compensation	—	—	583	—	—	583
Exercise of common stock options	9	—	4	—	—	4
Restricted stock awards	105	—	—	—	—	—
Other comprehensive gain, net	—	—	—	130	—	130
Net income (loss)	—	—	—	—	(1,908)	(1,908)
Balance at March 31, 2019	18,286	2	114,790	95	(64,926)	49,961
Equity-based compensation	—	—	737	—	—	737
Exercise of common stock options	15	—	5	—	—	5
Restricted stock awards	92	—	—	—	—	—
Other comprehensive gain, net	—	—	—	108	—	108
Net income (loss)	—	—	—	—	331	331
Balance at June 30, 2019	18,393	2	115,532	203	(64,595)	51,142
Equity-based compensation	—	—	951	—	—	951
Exercise of common stock options	43	—	16	—	—	16
Restricted stock awards	133	—	—	—	—	—
Issuance of common stock at an average of $9.37 per share, net	104	—	979	—	—	979
Other comprehensive gain, net	—	—	—	(24)	—	(24)
Net income (loss)	—	—	—	—	1,462	1,462
Balance at September 30, 2019	18,673	$2	$117,478	$179	$(63,133)	$54,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Stockholders' Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
Balance at December 31, 2017	17,847	$2	$111,884	$(44)	$(57,664)	$54,178
Equity-based compensation	—	—	545	—	—	545
Exercise of common stock options	5	—	2	—	—	2
Restricted stock awards	24	—	—	—	—	—
Cumulative effect of accounting change	—	—	—	—	327	327
Cumulative tax effect of accounting change	—	—	—	—	(74)	(74)
Other comprehensive gain, net	—	—	—	(43)	—	(43)
Net income (loss)	—	—	—	—	(1,910)	(1,910)
Balance at March 31, 2018	17,876	2	112,431	(87)	(59,321)	53,025
Equity-based compensation	—	—	573	—	—	573
Exercise of common stock options	18	—	7	—	—	7
Restricted stock awards	69	—	—	—	—	—
Other comprehensive gain, net	—	—	—	5	—	5
Net income (loss)	—	—	—	—	(1,049)	(1,049)
Balance at June 30, 2018	17,963	2	113,011	(82)	(60,370)	52,561
Equity-based compensation	—	—	588	—	—	588
Exercise of common stock options	6	—	1	—	—	1
Restricted stock awards	88	—	—	—	—	—
Other comprehensive gain, net	—	—	—	25	—	25
Net income (loss)	—	—	—	—	(595)	(595)
Balance at September 30, 2018	18,057	$2	$113,600	$(57)	$(60,965)	$52,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flow from operating activities:
Net loss	$(115)	$(3,554)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity-based compensation	2,271	1,706
Depreciation	1,549	1,625
Noncash lease expense	306	—
Loss on disposal of fixed asset	11	88
Amortization of premium of marketable securities	52	239
Provision for bad debt	37	230
Deferred taxes	(21)	(887)
Equity loss in investee	603	701
Other	41	18
Changes in operating assets and liabilities:
Accounts receivable	588	(1,993)
Other current and long-term assets	450	215
Accounts payable	(91)	(175)
Accrued liabilities	202	334
Income tax payable	60	—
Operating lease liabilities	(310)	—
Net cash provided by (used in) operations	5,633	(1,453)
Cash flow from investing activities:
Purchases of fixed assets	(721)	(2,199)
Purchase of marketable securities	(11,846)	(13,165)
Maturities of marketable securities	19,600	19,360
Purchase of equipment contributed to Equity Method Investee	—	(510)
Net cash provided by investing activities	7,033	3,486
Cash flow from financing activities:
Proceeds from public offerings of common stock, net of issuance costs	1,110	—
Proceeds from exercise of stock options	26	10
Net cash provided by financing activities	1,136	10
Effect of exchange rate changes on cash and cash equivalents	(16)	(44)
Net increase in cash	13,786	1,999
Cash balance at beginning of period	6,736	6,490
Cash balance at end of period	$20,522	$8,489
Supplemental disclosures of cash flow information:
Income taxes paid	$20	$1
Supplemental disclosures of non-cash investing and financing activities:
Purchases of fixed assets in accounts payable	$880	$73
Operating lease right-of-use assets obtained in exchange for lease liabilities	$110	$—
Public offerings costs included in accounts payable	$131	$—

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

Nature of the Business

Fulgent Genetics, Inc., together with its subsidiaries (collectively referred to as the “Company,” unless otherwise noted or the context otherwise requires), is a growing technology company offering comprehensive genetic testing and providing physicians with clinically actionable diagnostic information they can use to improve the quality of patient care. The Company has developed a proprietary technology platform that allows it to offer a broad and flexible test menu and continually expand and improve its proprietary genetic reference library, while maintaining accessible pricing, high accuracy and competitive turnaround times. Combining next generation sequencing, or NGS, with its technology platform, the Company performs full-gene sequencing with deletion/duplication analysis in single-gene tests; pre-established, multi-gene, disease-specific panels; and customized panels that can be tailored to meet specific customer needs. The Company believes its test menu offers more genes for testing than its competitors in today’s market, which enables it to provide expansive options for test customization and clinically actionable results. A cornerstone of the Company’s business is its ability to provide expansive options and flexibility for all clients’ unique genetic testing needs.

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

Foreign Currency Translation and Foreign Currency Transactions

The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in other comprehensive income (loss) in the accompanying condensed consolidated statements of stockholders’ equity. Gains and losses from these translations were not significant in the three and nine months ended September 30, 2019 and 2018. The Company and its subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property and nonmonetary assets and liabilities at historical rates. Losses from these remeasurements were not significant in the three and nine months ended September 30, 2019 and 2018.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included as operating lease right-of-use (“ROU”) assets, operating lease liabilities, short-term, and operating lease liabilities, long-term, on the Company’s condensed consolidated balance sheets.

ROU lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating ROU lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term, including options to extend the lease when it is reasonably certain that the Company will exercise that option. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments since its leases do not provide an implicit rate. The ROU lease asset includes any base rent payments made and excludes lease incentives and variable operating expenses. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Concentration of Customers

In certain periods, a small number of customers has accounted for a significant portion of the Company’s revenue. In the three and nine months ended September 30, 2019, after aggregating customers that are under common control or are affiliates, one customer contributed 40% and 33%, respectively, of the Company’s revenue. In the three and nine months ended September 30, 2018, after aggregating customers that are under common control or are affiliates, one customer contributed 13% of the Company’s revenue.

Revenue from Contracts with Customers

Disaggregation of Revenue

The Company classifies its customers into three payor types, Clinical Institutional, Patients who pay directly or Clinical Insurance, as the Company believes this best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. The following table summarizes revenue from contracts with customers by payor type for the three and nine months of 2019 and 2018.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Genetic Testing Services by payor
Institutional	$10,031	$5,334	$23,310	$14,594
Patient	128	148	373	407
Insurance	188	143	458	677
Total Revenue	$10,347	$5,625	$24,141	$15,678

Contract Balances

Receivables from contracts with customers - As of September 30, 2019 and December 31, 2018, receivables from contracts with customers were approximately $5.3 million and $5.9 million, respectively, and are included within Trade accounts receivable on the Condensed Consolidated Balance Sheets.

Contracts assets and liabilities - As of September 30, 2019 and December 31, 2018, contract assets from contracts with customers were $150,000, associated with contract execution and included in other current assets in the accompanying Condensed Consolidated Balance Sheets. Contract liabilities are recorded when the Company receives payment prior to completing its obligation to transfer goods or services to a customer. The Company had $369,000 and $166,000 of contract liability, which is part of Accrued liabilities in the accompanying Condensed Consolidated Balance Sheets, as of September 30, 2019 and December 31, 2018, respectively. Revenues of $48,000 and $26,000 for the three months and $37,000 and $16,000 for the nine months were recognized for the periods ended September 30, 2019 and 2018, respectively, related to contract liabilities at the beginning of the respective periods.

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

See Note 9, Leases, for further information.

ASU No. 2017-08

In March 2017, the FASB issued ASU No. 2017-08, Receivables–Nonrefundable Fees and Other Costs (Subtopic 310-20). Under the ASU, entities must amortize to the earliest call date the premium on certain purchased callable debt securities. The ASU does not require any accounting change for debt securities held at a discount. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company’s marketable security portfolio amortizes to the earliest call date the premium on certain purchased callable debt securities. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements or disclosure.

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

Note 3. Marketable Securities

The Company’s marketable securities consisted of the following:

	September 30, 2019
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Marketable securities:
Short-term
Money market accounts	$11,628	—	—	$11,628
Corporate debt securities	11,569	28	(1)	11,596
Less: Cash equivalents	(11,628)	—	—	(11,628)
Total short-term marketable securities	11,569	28	(1)	11,596
Corporate debt securities	11,354	133	—	11,487
Total long-term marketable securities	11,354	133	—	11,487
Total marketable securities	$22,923	$161	$(1)	$23,083

	December 31, 2018
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Marketable securities:
Short-term
Money market accounts	$2,692	$—	$—	$2,692
United States Treasury	990	—	—	990
U.S. government agency securities	790	—	—	790
Corporate debt securities	22,613	1	(96)	22,518
Less: Cash equivalents	(2,692)	—	—	(2,692)
Total short-term marketable securities	24,393	1	(96)	24,298
Corporate debt securities	6,383	11	(8)	6,386
Total long-term marketable securities	6,383	11	(8)	6,386
Total marketable securities	$30,776	$12	$(104)	$30,684

Management determined that the gross unrealized losses of $1,000 on the Company’s marketable securities as of September 30, 2019 were temporary in nature. Gross unrealized losses on the Company’s marketable securities were $104,000 as of December 31, 2018. The Company currently does not intend to sell these securities prior to maturity and does not consider these investments to be other-than-temporarily impaired as of September 30, 2019.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the three-tier fair value hierarchy:

	September 30, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Marketable securities and cash equivalents:
Corporate debt securities	$23,083	$—	$23,083	$—
Money market accounts	11,628	11,628	—	—
Total marketable securities and cash equivalents	$34,711	$11,628	$23,083	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Marketable securities and cash equivalents:
Corporate debt securities	$28,904	$—	$28,904	$—
United States Treasury	990	—	990	—
U.S. government agency securities	790	—	790	—
Money market accounts	2,692	2,692	—	—
Total marketable securities and cash equivalents	$33,376	$2,692	$30,684	$—

The Company’s Level 1 assets include money market instruments and are valued based upon observable market prices. Level 2 assets consist of United States Treasury, U.S. government agency securities, and corporate debt securities. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. As of September 30, 2019, the Company had no investments that were measured using unobservable (Level 3) inputs.

There were no transfers between fair value measurement levels during the nine months ended September 30, 2019.

Gross unrealized gains or losses for cash equivalents and marketable securities as of September 30, 2019 were not material. As of September 30, 2019, unrealized losses for securities in an unrealized loss position for more than 12 months were $1,000. During the three months ended September 30, 2019, the Company did not recognize other-than-temporary impairment losses related to its marketable securities.

Note 5. Fixed Assets

Major classes of fixed assets consisted of the following:

		September 30,	December 31,
	Useful Lives	2019	2018
		(in thousands)
Computer hardware	3 Years	$1,702	$1,579
Computer software	3 Years	541	495
Medical lab equipment	5 Years	8,144	8,136
Furniture and fixtures	5 Years	234	233
Leasehold improvements	Shorter of lease term or estimated useful life	815	802
Assets not yet placed in service		2,402	1,087
Total		13,838	12,332
Less: Accumulated depreciation		(7,442)	(5,886)
Property and equipment, net		$6,396	$6,446

Depreciation expense on fixed assets totaled $503,000 and $547,000 for the three months and $1.5 million and $1.6 million for the nine months ended September 30, 2019 and 2018, respectively.

Note 6. Significant Balance Sheet Accounts

Other current assets consisted of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Reagents	$244	$314
Contract assets	150	150
Prepaid expenses	1,160	556
Prepaid income taxes	41	1,251
Marketable securities interest receivable	173	220
Other receivable	27	70
Total	$1,795	$2,561

Reagents are used for DNA sequencing applications in the Company’s DNA sequencing equipment.

Note 7. Reporting Segment and Geographic Information

The Company views its operations and manages its business in one reporting segment. Long-lived assets were primarily located in the United States as of September 30, 2019 with an insignificant amount located in Canada. All long-lived assets were located in the United States as of December 31, 2018. Revenue by region during the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Revenue:
United States	$8,479	$3,273	$18,779	$9,099
Foreign:
Canada	548	1,120	1,602	3,160
Other Countries	1,320	1,232	3,760	3,419
Total	$10,347	$5,625	$24,141	$15,678

Note 8. Commitments and Contingencies

Operating Leases

See Note 9, Leases, for further information.

FF Gene Biotech

See Note 14 for a description of the Company’s commitments related to its joint venture, FF Gene Biotech (as defined in Note 14).

Purchase Obligations

As of September 30, 2019, the Company had non-cancelable purchase obligations of $3.7 million for reagents and other supplies, of which, $3.1 million is payable within twelve months, and $542,000 is payable within the next twenty-four months.

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

Rent expense, including sublease consideration, was approximately $140,000 and $70,000 for the three months ended and $405,000 and $298,000 for the nine months ended September 30, 2019 and 2018, respectively.

The Company adopted new accounting standard ASC 842, Leases, on January 1, 2019. Upon adoption, the Company recorded ROU assets of $3.0 million and short-term and long-term lease liabilities of $384,000 and $2.6 million, respectively. The difference between the ROU asset and liability is due to the existing balance of deferred rent at the date of adoption. There was no impact to retained earnings upon adoption. The Company terminated the lease in Georgia on August 31, 2019 and entered into a new lease on September 1, 2019. Upon entering the new lease, the Company recorded ROU assets of $110,000 and short term and long-term lease liabilities of $23,000 and $87,000, respectively.

As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the commencement date in determining the discount rate used to calculate present value lease payment. The Company determined its incremental borrowing rate based on inquiries with its bank. The Company’s lease agreements do not contain any residual value guarantees, material restrictive covenants, bargain purchase options or asset retirement obligations. Lease expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. The Company’s leases do not contain variable lease payments. The Company does not have any short-term leases and thus has excluded short-term costs from the table below. Other than the new lease in Georgia, the Company did not enter into any new leases during the nine months ended September 30, 2019.

The following was operating lease expense:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease cost	$146	$438

Supplemental cash flow information related to leases was the following:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$140	$391
Noncash lease expense	$105	$306
Right-of-use assets obtained in exchange for new operating lease liabilities	$110	$110

Supplemental balance sheet information related to leases was the following:

September 30, 2019
Weighted average remaining lease term - operating leases	5.8 years
Weighted average discount rate - operating leases	6.25%

The following is a maturity analysis of operating lease liabilities using undiscounted cash flows on an annual basis with renewal periods included:

Operating Leases
(in thousands)
Year Ending December 31,
2019 (remaining 3 months)	$142
2020	575
2021	591
2022	597
2023	567
2024	330
Thereafter	532
Total lease payments	3,334
Less imputed interest	(559)
Total	$2,775

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

Note 10. Equity-Based Compensation

The Company has included equity-based compensation expense as part of cost of revenue and operating expenses in the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue	$174	$121	$483	$396
Research and development	279	214	690	517
Selling and marketing	332	115	643	336
General and administrative	166	138	455	457
Total	$951	$588	$2,271	$1,706

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

The Company’s effective tax rate was 4% and 14% for the three and nine months ended September 30, 2019, respectively, compared with 45% and 23% for the three and nine months ended September 30, 2018, respectively. The change in effective tax rate for the three months and nine months ended September 30, 2019, was primarily attributable to the full valuation allowance.

Note 12. Loss per Share

The following table presents the calculation of basic and diluted loss per share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Net income (loss)	$1,462	$(595)	$(115)	$(3,554)
Weighted-average common shares—outstanding, basic	18,501	18,012	18,358	17,931
Weighted-average common shares—outstanding, diluted	19,456	18,012	18,358	17,931
Net income (loss) per common share, basic	$0.08	$(0.03)	$(0.01)	$(0.20)
Net income (loss) per common share, diluted	$0.08	$(0.03)	$(0.01)	$(0.20)

The following securities have been excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Options	19	429	351	424
RSUs	20	1,045	1,056	914

The anti-dilutive shares described above were calculated using the treasury stock method. During the three months ended September 30, 2018 and nine months ended September 30, 2019 and 2018, the Company had outstanding stock options and RSUs that were excluded from the weighted-average share calculation due to the Company’s net loss position.

Note 13. Related Party

Dr. Yun Yen, who is a member of the Company’s Board of Directors and a stockholder, serves as the President and Chairman of the Board for the Sino-American Cancer Foundation (the “Foundation”) and served as the President for the Taipei Medical University (the “University”), from August 1, 2011 through July 31, 2016.

From time to time, the Company performs research testing services, on an arms-length basis, for the Foundation. The Company recognized zero in revenue during the three months ended and $2,500 and zero for the nine months ended September 30, 2019 and 2018, respectively, as consideration for such services. Additionally, the Company subleased certain of its headquarters facilities to the Foundation. The Company recognized zero and $16,000 for the three months and $16,000 and $24,000 for the nine months ended September 30, 2019 and 2018, respectively, as consideration for such sublease. As of September 30, 2019, and December 31, 2018, $2,500 and zero, respectively, was owed to the Company by the Foundation in connection with these relationships.

From time to time, the Company performs genetic sequencing services, on an arms-length basis, for the University. The Company recognized $29,000 and $37,000 for the three months ended and $51,000 and $53,000 for the nine months ended September 30, 2019 and 2018, respectively, as consideration for such services. As of September 30, 2019, and December 31, 2018, $37,000 and $51,000, respectively, was owed to the Company by the University in connection with this relationship.

As more fully described in Note 14, in April 2017, the Company, through an affiliated company formed for the purpose of the relationship, entered into a cooperation agreement (the “JV Agreement”) with Xilong Scientific Co., Ltd. (“Xilong Scientific”) and Fuzhou Jinqiang Investment Partnership (LP) (“FJIP”) to form a joint venture under the laws of the People’s Republic of China (“PRC”) called Fujian Fujun Gene Biotech Co., Ltd. (“FF Gene Biotech”). Xilong Scientific is an affiliate of Xi Long USA, Inc., a large stockholder of the Company that, as of September 30, 2019, owned 11% of the outstanding shares of the Company’s common stock, and FJIP is owned by key management of FF Gene Biotech, including Dr. Han Lin Gao, the Chief Scientific Officer and a large stockholder of the Company and the owner of approximately 25% of FJIP.

Fulgent Pharma utilizes space in the facility at which the Company’s laboratory and corporate headquarters are located. Since the completion of the Pharma Split-Off, Fulgent Pharma reimburses us for the portion of the rent we pay that is attributable to the space it uses, which amounts are not significant. As of September 30, 2019, and December 31, 2018, $29,000 and $22,000, respectively, was due from Fulgent Pharma as a result of this arrangement, which is recorded in Other receivable in Other current assets in the accompanying condensed consolidated balance sheets.

Note 14. Equity Method Investments

In April 2017, the Company, through an affiliated company formed for the purpose of the relationship, entered into the JV Agreement with Xilong Scientific and FJIP to form FF Gene Biotech, a joint venture formed under the laws of the PRC to offer genetic testing services to customers in the PRC. Pursuant to the terms of the JV Agreement, the Company has agreed to contribute to FF Gene Biotech genetic sequencing and other equipment with a total cost of 60,000,000 renminbi (“RMB”) over a five-year period for a 30% ownership interest in FF Gene Biotech, previously three-year per original agreement and amended in April 2019. Xilong Scientific has agreed to contribute to FF Gene Biotech 102,000,000 RMB over a five-year period for a 51% ownership interest in the FF Gene Biotech, previously three-year per original agreement and amended in April 2019. FJIP has agreed to contribute to FF Gene Biotech 19,000,000 RMB over a ten-year period for a 19% ownership interest in FF Gene Biotech, previously five-year per original agreement and amended in April 2019. The Company’s maximum exposure to fund losses of FF Gene Biotech as a result of its minority ownership of this entity is equal to its contribution obligation under the JV Agreement as described above. As of September 30, 2019, 40,300,000 RMB (or approximately $5.7 million U.S. dollars) remains to be contributed to the investee under the terms of the JV agreement. To date, the Company has purchased and contributed equipment with an aggregate fair value of $3.0 million pursuant to its contribution commitment under the JV Agreement. The Company accounted for this contribution in accordance with ASC 845, Nonmonetary Transactions, and recorded an investment based on the fair value of the contributed equipment, which is the same as carryover basis.

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

The Company accounts for its 30% interest in FF Gene Biotech using the equity method of accounting. The Company recorded its proportionate share of the losses of FF Gene Biotech in the three and nine months ended September 30, 2019 in the accompanying condensed consolidated statements of operations, and recorded its contribution to date, net of its proportionate share in the accumulated losses of FF Gene Biotech, in the accompanying condensed consolidated balance sheet as of September 30, 2019.

The Company entered into a license agreement with FF Gene Biotech, pursuant to which it granted FF Gene Biotech a license to use certain of the Company’s clinical molecular diagnostic gene detection technology and related software and proprietary reference library of genetic information, along with any improvements on this technology that they may develop during the term of the license agreement. Under the license agreement, FF Gene Biotech will pay to the Company, on a quarterly basis, certain royalties based on the revenues of FF Gene Biotech. The license agreement expired on December 31, 2018. The Company earned $12,000 and $47,000 for royalties under the license agreement for the three and nine months ended September 30, 2018, respectively.

Equity method investments as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019		December 31, 2018
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
	(in thousands)
FF Gene Biotech	$909	30%	$1,512	30%
Total equity method investments	$909	30%	$1,512	30%

Summary Financial Information

Summary financial information for FF Gene Biotech is as follows:

	Nine Months Ended September 30
	2019	2018
Consolidated Statements of Operations Data:	(in thousands)
Net Sales	$2,126	$577
Gross Profit	1,123	30
Net Loss	(2,322)	(2,327)
Share of loss from investments accounted for using the equity method	(603)	(701)

Note 15. Equity Distribution Agreement

In August 2019, the Company entered into an Equity Distribution Agreement with Piper Jaffray & Co., as sales agent (“Piper”), pursuant to which the Company may offer and sell, from time to time through Piper, shares of its common stock having an aggregate offering price of up to $30.0 million. Piper is eligible to receive a commission of up to 3% of gross proceeds received by the Company for sales pursuant to the Equity Distribution Agreement. During the quarter ended September 30, 2019, the Company sold an aggregate of 104,390 shares of its common stock pursuant to the Equity Distribution Agreement at a weighted-average selling price of $12.14 per share, which resulted in $979,000 of net proceeds to the Company. Shares sold under the Equity Distribution Agreement are offered and sold pursuant to the Company’s Form S-3 Registration Statement filed with the SEC on August 12, 2019 and declared effective on August 23, 2019, and a prospectus supplement and accompanying base prospectus filed with the Securities and Exchange Commission on August 30, 2019.

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

Our existing customer base consists primarily of hospitals, medical institutions and other laboratories, which are typically frequent and high-volume users of genetic tests and which often pay us directly for our tests. We believe our relationships with these customers provide a meaningful opportunity for further growth, as we seek to deepen these relationships and drive increased ordering. We also believe our offering could be attractive to other types of customers, including individual physicians and other practitioners, research institutions and other organizations, and we are building relationships in these new customer markets. Although we have devoted fewer overall resources to sales and marketing efforts than many of our competitors, we made material investments in our sales and marketing team and strategies, the global reach of our business and other aspects of our operations.

We offer tests at competitive prices averaging approximately $541 per billable test delivered in the nine months ended September 30, 2019, and at a lower cost to us than many of our competitors, averaging approximately $235 per billable test delivered in the nine months ended September 30, 2019. Our volume has grown rapidly since our commercial launch, with 20,697 and 44,596 billable tests delivered in the three and nine months ended September 30, 2019, respectively, compared to 5,569 and 15,890 billable tests delivered in the three and nine months ended September 30, 2018, respectively. An aggregate of over 103,797 billable tests were delivered to approximately 1,040 customers since launching our first commercial genetic tests in 2013 and through September 30, 2019. We have experienced compound quarterly growth of 26% in the number of billable tests delivered in our last eight completed fiscal quarters. We recorded revenue and net income of $10.3 million and $1.5 million, respectively, in the three months ended September 30, 2019, compared to revenue and net loss of $5.6 million and $595,000, respectively, in the three months ended September 30, 2018. We recorded revenue and net loss of $24.1 million and $115,000, respectively, in the nine months ended September 30, 2019, compared to revenue and net loss of $15.7 million and $3.6 million, respectively, in the nine months ended September 30, 2018. We achieved profitability in the first half of 2017, the second and the third quarter of 2019, but we have recorded losses in all other periods since our inception.

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

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2019	2018	Change	Change	2019	2018	Change	Change
Statement of Operations Data:	(dollars in thousands, except Other Operating Data)
Revenue	$10,347	$5,625	$4,722	84%	$24,141	$15,678	$8,463	54%
Cost of revenue	3,885	2,612	1,273	49%	10,473	7,928	2,545	32%
Gross profit	6,462	3,013	3,449	114%	13,668	7,750	5,918	76%
Operating expenses:
Research and development	1,744	1,438	306	21%	4,742	4,108	634	15%
Selling and marketing	1,687	1,115	572	51%	4,263	3,524	739	21%
General and administrative	1,522	1,306	216	17%	4,682	4,159	523	13%
Total operating expenses	4,953	3,859	1,094	28%	13,687	11,791	1,896	16%
Operating income (loss)	1,509	(846)	2,355	(278%)	(19)	(4,041)	4,022	(100%)
Interest and other income, net	189	143	46	32%	588	336	252	75%
Income (loss) before income taxes and equity loss in investee	1,698	(703)	2,401	(342%)	569	(3,705)	4,274	(115%)
Provision for (benefit from) income taxes	61	(318)	379	(119%)	81	(852)	933	(110%)
Income (loss) before equity loss in investee	1,637	(385)	2,022	(525%)	488	(2,853)	3,341	(117%)
Equity loss in investee	(175)	(210)	35	(17%)	(603)	(701)	98	(14%)
Net income (loss)	$1,462	$(595)	$2,057	(346%)	$(115)	$(3,554)	$3,439	(97%)

Other Operating Data:
Billable tests delivered(1)	20,697	5,569		272%	44,596	15,890		181%
Average price per billable test delivered(2)	$500	$1,010		(50%)	$541	$987		(45%)
Cost per billable test delivered(3)	$188	$469		(60%)	$235	$499		(53%)

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

Revenue

Revenue increased $4.7 million, or 84%, from $5.6 million in the three months ended September 30, 2018 to $10.3 million in the three months ended September 30, 2019, and increased $8.5 million, or 54%, from $15.7 million in the nine months ended September 30, 2018 to $24.1 million in the nine months ended September 30, 2019. The increase in revenue between periods was primarily due to increase in the number of billable tests delivered, offset by a substantial decline in the average selling price per test.

The average price of the billable tests we delivered decreased from $1,010 in the three months ended September 30, 2018 to $500 in the three months ended September 30, 2019, and decreased from $987 in the nine months ended September 30, 2018 to $541 in the nine months ended September 30, 2019. The decreases were due to (i) lower price-points for the mix of tests we delivered in the three and nine months ended September 30, 2019, (ii) the mix of customers ordering tests in these periods, which may order tests at different rates depending on the arrangements we have negotiated with them, and for which we may recognize different amounts of revenue at different times in the delivery and payment process based on the impact of our revenue recognition policy on, and differing collectability rates among, various customer groups, and (iii) our reduction of prices for certain of our tests due to general price degradation for genetic tests and other competitive factors during the three and nine months ended September 30, 2019.

Revenue from non-U.S. sources decreased $484,000, or 21%, from $2.4 million in the three months ended September 30, 2018 to $1.9 million in the three months ended September 30, 2019, and decreased $1.2 million, or 18%, from $6.6 million in the nine months ended September 30, 2018 to $5.4 million in the nine months ended September 30, 2019. The decreases in revenue from non-U.S. sources between periods were primarily due to decreased sales to customers in Canada, which decreased by $572,000 and $1.6 million in the three and nine months ended September 30, 2019, respectively, partially offset by increased sales to customers in other countries, which increased by $88,000 and $341,000 in the three and nine months ended September 30, 2019, respectively.

The number of billable tests we delivered increased 15,128, from 5,569 in the three months ended September 30, 2018 to 20,697 in the three months ended September 30, 2019, and increased 28,706, from 15,890 in the nine months ended September 30, 2018 to 44,596 in the nine months ended September 30, 2019. The increases were primarily attributable to the expansion of our test menu, increases in sales to certain of our existing and new customers and an increase in sequencing as a service test orders, combined with growth in the genetic testing market and increased physician awareness and acceptance of genetic tests generally.

In the three and nine months ended September 30, 2019, when customers who, to our knowledge, are under common control or otherwise affiliated with each other are aggregated, one group of affiliated customers contributed 40% and 33% of our total revenues, respectively. This customer contracts to purchase tests on a test-by-test basis, rather than through long-term contractual arrangements.

Cost of Revenue

Cost of revenue increased $1.3 million, or 49%, from $2.6 million in the three months ended September 30, 2018 to $3.9 million in the three months ended September 30, 2019. The increase was primarily due to increases of $1.0 million in reagent and supply expenses related to increased billable tests delivered and $190,000 in personnel costs and $53,000 in stock-based compensation expense related to increased headcount.

Cost of revenue increased $2.5 million, or 32%, from $7.9 million in the nine months ended September 30, 2018 to $10.5 million in the nine months ended September 30, 2019. The increase was primarily due to increases of $1.9 million in reagent and supply expenses related to increased billable tests delivered and $681,000 in personnel costs related to increased headcount.

Cost per billable test delivered decreased $281, or 60%, from $469 in the three months ended September 30, 2018 to $188 in the three months ended September 30, 2019 as the increase in the number of billable tests we delivered was greater than the increase in our cost of revenue due to economies of scale related to the increased number of billable tests for the period. Cost per billable test delivered decreased $264, or 53%, from $499 in the nine months ended September 30, 2018 to $235 in the nine months ended September 30, 2019 as the increase in the number of billable tests we delivered was greater than the increase in our cost of revenue. The greater increase in the number of billable tests we delivered was primarily attributable to new customers. Our cost per billable test decreased in part due to our efforts to leverage our technology, such as engineered chemistry and competitive analytics powered by artificial intelligence and machine learning, for the increased number of billable tests during the three and nine months ended September 30, 2019.

Our gross profit increased $3.4 million, from $3.0 million in the three months ended September 30, 2018 to $6.5 million in the three months ended September 30, 2019, and increased $5.9 million, from $7.8 million in the nine months ended September 30, 2018 to $13.7 million in the nine months ended September 30, 2019. Our gross profit as a percentage of revenue, or gross margin, increased from 53.6% to 62.5% between three months ended September 30, 2018 and 2019, and increased from 49.4% to 56.6% between nine months ended September 30, 2018 and 2019, due in part to the increase in revenue and decreases in our cost per billable test and cost of revenue described above.

Research and Development

Research and development expenses increased $306,000, or 21%, from $1.4 million in the three months ended September 30, 2018 to $1.7 million in the three months ended September 30, 2019. The increase was primarily due to increases of $278,000 in personnel costs and $66,000 in stock-based compensation expense related to increased headcount, partially offset by a decrease of $76,000 in reagent and supply expenses related to consumables purchased in the prior period that the Company did not incur in the current period.

Research and development expenses increased $634,000, or 15%, from $4.1 million in the nine months ended September 30, 2018 to $4.7 million in the nine months ended September 30, 2019. The increase was primarily due to increases of $595,000 in personnel costs and $173,000 in stock-based compensation expense related to increased headcount, and $146,000 in depreciation costs related to our usage of research and development equipment, partially offset by a decrease of $380,000 in reagent and supply expenses related to consumables purchased in the prior period that the Company did not incur in the current period.

Selling and Marketing

Selling and marketing expenses increased $572,000, or 51% from $1.1 million in the three months ended September 30, 2018 to $1.7 million in the three months ended September 30, 2019. The increase was primarily due to increases of $209,000 in personnel costs and $217,000 in stock-based compensation expense related to increased commission expense and stock award granted to sales representatives, and $200,000 in marketing expense related to the launch of the “Picture Genetics” consumer product, partially offset by a decrease of $41,000 in consulting and outside labor expense related to the decrease of outside labor for customer services in the current period.

Selling and marketing expenses increased $739,000, or 21% from $3.5 million in the nine months ended September 30, 2018 to $4.3 million in the nine months ended September 30, 2019. The increase was primarily due to increases of $498,000 in personnel costs and $307,000 in stock-based compensation expense related to increased commission expense and stock award granted to sales representatives, partially offset by a decrease of $88,000 in marketing cost related to expenses incurred in the prior period pursuant to a strategic marketing agreement that the Company did not incur in the current period.

General and Administrative

General and administrative expenses increased $216,000, or 17% from $1.3 million in the three months ended September 30, 2018 to $1.5 million in the three months ended September 30, 2019. The increase was primarily due to increases of $158,000 in merchant service fee related to increased revenue, and $64,000 in personnel costs related to increased headcount.

General and administrative expenses increased $523,000, or 13% from $4.2 million in the nine months ended September 30, 2018 to $4.7 million in the nine months ended September 30, 2019. The increase was primarily due to increases of $319,000 in legal and professional fees related to case settlement in the current period, $236,000 in merchant service fees related to increased revenue, $199,000 in personnel costs related to increased headcount, and $83,000 in accounting fees, partially offset by decreases of $198,000 in bad debt expense related to additional reserve for doubtful accounts in the prior period that the Company did not incur in the current period, and $97,000 in other state tax primarily related to the payment of a lower amount of Delaware Franchise Tax in the current period.

Interest and Other Income

Interest income was $202,000 and $151,000 in the three months ended September 30, 2019 and 2018, respectively, and $619,000 and $410,000 in the nine months ended September 30, 2019 and 2018, respectively. This income related to interest received on various investments in marketable securities.

Other income was not significant in the three or nine months ended September 30, 2019 and 2018. The primary component of other income in both periods was foreign currency valuation gains (losses).

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes were $61,000 and $81,000 for the three and nine months ended September 30, 2019, respectively, and $(318,000) and $(852,000) for the three and nine months ended September 30, 2018, respectively. The effective tax rate was 4% for the three months ended September 30, 2019 compared with 45% for the three months ended September 30, 2018. The effective tax rate was 14% for the nine months ended September 30, 2019 compared with 23% for the nine months ended September 30, 2018. The change in effective tax rate for the three and nine months ended September 30, 2019, was primarily attributable to the full valuation allowance.

Equity Loss in Investee

Equity loss in investee was $175,000 and $210,000 in the three months ended September 30, 2019 and 2018, respectively, and $603,000 and $701,000 in the nine months ended September 30, 2019 and 2018, respectively. Equity loss in investee relates to our 30% ownership interest in our joint venture, which we refer to as FF Gene Biotech.

Liquidity and Capital Resources

Liquidity and Sources of Cash

We had $6.7 million and $20.5 million in cash and cash equivalents and $30.7 million and $23.1 million in marketable securities, consisting of corporate bonds, as of December 31, 2018 and September 30, 2019, respectively.

Since commencing operations in May 2012, our operations have been financed primarily by our founder, Chief Executive Officer and Chairman of our board of directors, Ming Hsieh, and in more recent periods, by cash from our operations and equity financings.

In August 2019, we entered into an Equity Distribution Agreement with Piper, as sales agent, pursuant to which we may offer and sell, from time to time through Piper, shares of our common stock having an aggregate offering price of up to $30.0 million. Piper is eligible to receive a commission of up to 3% of gross proceeds received by us for sales pursuant to the Equity Distribution Agreement. During the quarter ended September 30, 2019, we sold an aggregate of 104,390 shares of its common stock pursuant to the Equity Distribution Agreement at a weighted-average selling price of $12.14 per share, which resulted in $979,000 of net proceeds to the Company. Shares sold under the Equity Distribution Agreement are offered and sold pursuant to our Form S-3 Registration Statement filed with the SEC on August 12, 2019 and declared effective on August 23, 2019, and a prospectus supplement and accompanying base prospectus that we filed with the Securities and Exchange Commission on August 30, 2019.

Our primary uses of cash are to fund our operations as we continue to invest in and seek to grow our business. Cash used to fund operating expenses is impacted by the timing of our expense payments, as reflected in the changes in our outstanding accounts payable and accrued expenses. In addition, in connection with the establishment of FF Gene Biotech, we became obligated to contribute to FF Gene Biotech genetic sequencing and other equipment with a total cost of 60,000,000 renminbi, or RMB, over a five-year period, previously three-year per original agreement and amended in April 2019. To date, we have purchased and contributed to FF Gene Biotech equipment with an aggregate fair value of $3.0 million, of which, $510,000 and $2.5 million were contributed in 2018 and 2017, respectively, and as of September 30, 2019, 40,300,000 RMB (or approximately $5.7 million U.S. dollars) of our total contribution obligations remain to be satisfied. Depending on the performance of FF Gene Biotech, this joint venture may never produce sufficient revenue to us to recover these capital and other investments, and could cause our revenue to decrease if any of our direct customers in Asia choose to order genetic tests from FF Gene Biotech instead of from us, any of which could negatively affect our liquidity and cash flows. In addition, although we have in the past made cash distributions for tax and other purposes to the equity holders of our predecessor, we do not expect to use our cash make these or any other types of distributions or dividends in the foreseeable future.

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

Cash Flows

The following table summarizes our cash flows for each of the periods indicated:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash provided by (used in) operations	$5,633	$(1,453)
Net cash provided by investing activities	$7,033	$3,486
Net cash provided by financing activities	$1,136	$10

Operating Activities

Cash provided by operating activities in the nine months ended September 30, 2019 was $5.6 million. The difference between net loss and cash provided by operating activities for the period was primarily due to the effects of $2.3 million in equity-based compensation expenses, $1.5 million in the depreciation of assets and $603,000 in equity loss in investee. Cash provided by operating activities increased between periods primarily due to a $588,000 decrease in accounts receivable mainly due to timing of collections from customers.

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

Investing Activities

Cash provided by investing activities in the nine months ended September 30, 2019 was $7.0 million, which primarily related to proceeds of $19.6 million related to maturities of marketable securities, partially offset by purchase of $11.8 million marketable securities and purchase of $721,000 fixed assets consisting mainly of medical laboratory equipment, leasehold improvements, and computer hardware.

Cash provided by investing activities in the nine months ended September 30, 2018 was $3.5 million, which primarily related to proceeds of $19.4 million related to maturities of marketable securities, partially offset by purchase of $13.2 million marketable securities, purchase of $2.2 million fixed assets consisting mainly of medical laboratory equipment, computer hardware and leasehold improvements, and purchased equipment with a fair value of $510,000 contributed to FF Gene Biotech.

Financing Activities

Cash provided by financing activities in the nine months ended September 30, 2019 was $1.1 million, which primarily represents net proceeds from sales pursuant to the Equity Distribution Agreement.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control (as required by Rule 13a-15(b) under the Exchange Act) over the financial reporting during the three months ended September 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We have a history of losses. Although we achieved profitability in the first half of 2017, the second and third quarters of 2019, we have recorded losses in all other periods since our inception. As a result, we may not be able to achieve profitability in any future period, and even if we can achieve profitability, we may not be able to sustain it. Further, we have generated limited revenue to date, and our historical revenue levels may not grow at historical rates or at all, and we may not be able to achieve or sustain profitability. We may incur additional losses in the future, particularly as we focus on investing in and growing our business and operations and experience related increases in expenses. Our prior losses and any future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital, which could negatively impact our operations and your investment in our company. Any failure to sustain or grow our revenue levels and achieve or maintain profitability would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.

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

The composition and concentration of our customer base can fluctuate from period to period, and in certain prior periods, a small number of customers accounted for a significant portion of our revenue. In particular, in the three and nine month periods ended September 30, 2019, when customers who, to our knowledge, are under common control or otherwise affiliated with each other are aggregated, one customer contributed 40% and 33%, respectively, of our total revenue. For this customer and for customers generally, tests are purchased on a test-by-test basis and not pursuant to any long-term purchasing arrangements. As a result, any or all of our customers, including affiliated customers or customers under common control who purchase large quantities of billable tests, could decide at any time to decrease, delay or discontinue their orders from us which could adversely affect our revenue. Although we believe some of these fluctuations in customer demand may be attributable in part to the nature of our business, in which our customers can experience significant volatility in their genetic testing demand from period to period in the ordinary course of their operations, these demand fluctuations, particularly for any key customers, can have a significant impact on our period-to-period performance regardless of their cause. In addition, the failure of any one of our customers or their payors to pay on a timely basis would negatively impact our results and cash flows. Our ability to maintain or increase sales to our existing customers depends on a variety of factors, including the other risk factors discussed in this report, many of which are beyond our control. Because of these and other factors, sales to any of our customers, including any key, affiliated or commonly controlled customers, may not continue in the amounts or at the rates as they have in the past, and such sales may never reach or exceed historical levels in any future period. The loss of any of our customers, or a reduction in orders or difficulties collecting payments for tests ordered by any of them, could significantly reduce our revenue and adversely affect our operating results.

If we are not able to grow and diversify our customer base and increase demand for our tests from existing and new customers, our potential for growth could be limited.

To achieve our desired revenue growth, we must increase test volume by further penetrating our existing hospital and medical institution customers. In addition, we must grow our customer base beyond hospitals, medical institutions and other laboratories and into additional customer groups, such as individual physicians, other practitioners and research institutions. To this end, we are making efforts to diversify our customer market, including building relationships with research institutions and other similar institutional customers, a national clinical laboratory and various other organizations to facilitate access to physicians, practitioners and other new customer groups, including certain U.S. government agencies. We are also pursuing relationships with payors, including Medicare, some state Medicaid programs and commercial payors, in an effort to obtain coverage and reimbursement for our tests to make them accessible to more individual physicians. Generally, when we establish these new customer relationships, we agree with the applicable payor, laboratory or other customer to provide certain of our tests at negotiated rates, but, subject to limited exceptions, none of these relationships obligate any party to order our tests at any agreed volume or frequency or at all. Further, any relationships we may develop with any government agencies are subject to unique risks associated with government contracts, including cancellation if adequate appropriations for subsequent performance periods are not made and modification or termination at the government’s convenience and without prior notice. In September 2019, we launched Picture Genetics, a consumer-initiated genetic testing offering aimed at individual consumers. Our efforts to pursue individual consumers, new payor or institutional customers or other new customer markets could fail, and even if we are able to develop relationships with new customers in these or any other new customer groups, these relationships may not lead to meaningful or any increases in our customer base, the number of billable tests we deliver or our revenue, and may not improve our ability to achieve or sustain profitability.

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

•

we may not be able to convince additional hospitals, medical institutions and other laboratories or additional customer groups of the utility of our tests and their potential advantages over existing and new alternatives;

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

If we are unable to address these and other risks associated with growing our customer base and deepening our relationships with existing customers, we may not achieve our desired growth in billable tests and revenue, and our results of operations could be adversely impacted.

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

To increase the volume of tests we offer and deliver, we must invest in our infrastructure, including our testing capacity and information systems, enterprise software systems, customer service, billing and collections systems and processes and internal quality assurance programs. We will also need to invest in our workforce by hiring additional skilled personnel, including biostatisticians, geneticists, software engineers, laboratory directors and specialists, sales and marketing experts and other scientific, technical and managerial personnel to market, process, interpret and validate the quality of results of our genetic tests and otherwise manage our operations. For example, before we deliver a report for any of our genetic tests, the results summarized in the report must be reviewed and approved by a licensed and qualified laboratory director. We currently have only four such laboratory directors with all of the required licenses, including Dr. Han Lin Gao. We may need to hire more licensed laboratory directors in the future to further scale our business. If we fail to hire additional qualified personnel when needed or otherwise develop our infrastructure sufficiently in advance of demand or if we fail to generate demand commensurate with our level of investment in our infrastructure, our business, prospects, financial condition and results of operations could be adversely affected. Additionally, although we do not presently have plans to acquire new or expand our existing laboratory space, we may need to do so in the future if our test volume increases, and any need to obtain an additional facility or replace our existing facility with a larger one could involve significant costs and challenges.

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

Since starting our genetic testing business, we have historically been focused primarily on providing our tests to hospitals, medical institutions and other laboratories. Our current customer base is principally comprised of hospitals, medical institutions and other laboratories. These customers typically pay for the cost of our tests using funds reimbursed in connection with a patient’s diagnosis related group, or DRG. However, our ability to collect payment for the tests we deliver to our hospital and medical institution customers, as well as to other types of customers, is subject to a number of risks, many of which are not within our control. These risks include the potential for default or bankruptcy by the party responsible for payment and other risks associated with payment collection generally. Further, healthcare policy changes that influence the way healthcare is financed or other changes in the market that impact payment rates by institutional or non-institutional customers could affect our collection rates. For example, because reimbursement under a DRG is typically provided at a fixed amount intended to cover all services provided to the patient, the cost of our tests may be viewed to limit the profitability of the billing institution. If we are unable to convince hospitals, medical institutions and other laboratories of the value and benefit provided by our tests, or if the amount reimbursed under these DRG codes is decreased, these customers may slow, or stop altogether, their purchases of our tests. Moreover, our ability to collect payment for our tests in a timely manner or at all may decline to the extent we expand our business into new customer groups, including individual physicians and other practitioners, from which collection rates are often significantly lower than hospitals, medical institutions and other laboratories and which involve substantial additional risks that are discussed in these risk factors below. Any inability to maintain our past payment collection levels could cause our revenue and ability to achieve profitability to decline.

If third-party payors do not provide coverage and adequate reimbursement for our tests, our potential for growth could be limited.

Coverage and reimbursement by third-party payors, including managed care organizations, private health insurers and government healthcare programs, such as Medicare and Medicaid, for the types of genetic tests we perform can be limited and uncertain. Although our existing customer base consists primarily of hospitals, medical institutions and other laboratories, from which we typically receive direct payment for ordered tests, we believe our potential for future growth is dependent on our ability to attract new customer groups, including individual physicians and other practitioners. These practitioners may not order our tests unless third-party payors cover and provide adequate reimbursement for a substantial portion of the price of the tests. If we are not able to obtain coverage and an acceptable level of reimbursement for our tests from third-party payors, there would typically be a greater co-insurance or co-payment requirement from the patient for whom the test is ordered or the patient may be forced to pay the entire cost of the test out-of-pocket, which could dissuade practitioners from ordering our tests and, if ordered, could result in a delay in or decreased likelihood of collecting payment, whether from patients or from third-party payors. We believe our ability to increase the number of tests we sell and our revenue will depend in part on our ability to achieve broad coverage and reimbursement for our tests from third-party payors.

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

We believe our future success will depend in part on our ability to continue to expand our test offering and develop and sell new tests. We may not be successful in launching or marketing any new tests we may develop, including our recently launched Picture Genetics offering, and, even if we are successful, the demand for our other tests could decrease or may not continue to increase at historical rates due to sales of the new tests. Our pipeline of new tests is in various stages of development and will be time-consuming and costly to fully develop and introduce, as development and marketing of new tests requires us to conduct research and development activities regarding the new tests and to further scale our laboratory processes and infrastructure to be able to analyze increasing amounts of more diverse data. Further, we may be unable to discover or develop and launch new tests for a variety of reasons, including failure of any proposed test to perform as expected, lack of validation or reference data for the test or failure to demonstrate the utility of the test. Further, any new test we are able to discover and develop may not be launched in a timely manner, meet applicable regulatory standards, successfully compete with other technologies and available tests, avoid infringing the proprietary rights of others, achieve coverage and adequate reimbursement from third-party payors, be capable of performance at commercial levels and at reasonable costs, be successfully marketed or achieve sufficient market acceptance for us to recoup our time and capital investment in the development of the test. Any failure to successfully develop, market and sell new tests could negatively impact our ability to attract and retain customers and our revenue and prospects.

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

Several factors make this billing process complex, including:

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

Our success depends in large part on the skills, experience and performance of our executive management team and others in key leadership positions, especially Ming Hsieh, our founder, Chief Executive Officer and Chairman of our board of directors, and Dr. Han Lin Gao, our Chief Scientific Officer and Laboratory Director. The continued efforts of these persons will be critical to us as we continue to develop our technologies and test processes and focus on growing our business. If we lose one or more key executives, we could experience difficulties maintaining our operations, including the ability to deliver reports to customers after review and approval by a licensed and qualified laboratory director, competing effectively, advancing our technologies, developing new tests and implementing our business strategies. All of our executives and employees, including Mr. Hsieh and Dr. Gao, are at-will, which means either we or the executive or employee may terminate their employment at any time. We do not carry key man insurance for any of our executives or other employees. In addition, we do not have long-term retention agreements in place with any of our executives or key employees.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or JOBS Act, and we will remain an emerging growth company until December 31, 2021, unless, before that date, our gross revenue exceeds $1.07 billion in any fiscal year, we issue more than $1.0 billion of non-convertible debt in any three-year period or the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of the second fiscal quarter of any fiscal year. In addition, beginning in 2018, we are a smaller reporting company, as defined in applicable SEC rules, and we will remain a smaller reporting company until the market value of our common stock held by non-affiliates, or public float, equals or exceeds $250 million. When and if our public float exceeds $250 million, we may still qualify to report as a smaller reporting company provided our public float is less than $700 million and our annual revenues are less than $100 million for the year preceding the date of determination. As an emerging growth company, we are eligible for exemptions from certain reporting requirements applicable to other public companies, including an exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced financial statement and other financial disclosure requirements in registration statements and periodic reports we file, reduced disclosure obligations regarding executive compensation and, so long as we remain an emerging growth company, exemption from the requirements to hold non-binding advisory votes on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved. We have relied on many of these exemptions in our registration statement and periodic reports to date, and investors may find our common stock less attractive if we choose to continue to rely on these exemptions, in which case there may be a less active trading market for our common stock and our stock price may be more volatile.Under the Securities Act of 1933, as amended, or Securities Act, emerging growth companies can elect to delay adoption of new or revised accounting standards until those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, as a result, we are subject to the same new or revised accounting standards at the same time as other public companies that are not emerging growth companies.

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

The genetic testing industry is currently under a high degree of government scrutiny. The Office of Inspector General for the Department of Health and Human Services and a variety of State Attorneys General have issued fraud alerts regarding a variety of cancer genetic testing fraud schemes, and the Department of Justice has announced indictments in such fraud schemes involving a variety of individuals and entities, including genetic testing and other laboratories, physicians who order genetic testing for a large volume of patients without treating them, and third parties who arranged for the genetic testing by approaching patients through telemarketing calls, booths at public events, health fairs, and door-to-door visits. These individuals then shared the proceeds received from Medicare, TRICARE, and other third-party payors. This increased regulatory scrutiny could decrease demand for our testing services or increase our costs of regulatory compliance, either of which could have a material adverse effect on our business.

Any future growth of our business, including, in particular, growth of our international business and continued reliance on consultants, commercial partners and other third parties, may increase the potential for violating these laws. In some cases, our risk of violating these or other laws and regulations is further increased because of the lack of their complete interpretation by applicable regulatory authorities or courts, and their provisions are thus open to a variety of interpretations. Our recently launched Picture Genetics line of at-home genetic test offerings are consumer-initiated screening tests, which may receive greater scrutiny from regulatory authorities than our traditional testing services that are offered directly to health care providers.

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

We could be adversely affected by alleged violations of the Federal Trade Commission Act or other truth-in-advertising and consumer protection laws.

Our advertising for laboratory services and tests is subject to federal truth-in-advertising laws enforced by the Federal Trade Commission (“FTC”), as well as comparable state consumer protection laws. Under the Federal Trade Commission Act (“FTC Act”), the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, injunctions affecting the manner in which we would be able to market services or products in the future, or criminal prosecution.In conjunction with the recent launch of our Picture Genetics line of at-home genetic test offerings that are initiated consumers, we plan to increase our advertising activities that would be subject to these federal and state truth-in-advertising laws. Any actual or perceived non-compliance with those laws could lead to an investigation by the FTC or a comparable state agency, or could lead to allegations of misleading advertising by private plaintiffs. Any such action against us would disrupt our business operations, cause damage to our reputation, and result in a material adverse effects on our business.

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

To raise capital or for other strategic purposes, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. In particular and in August 2019, we entered into an Equity Distribution Agreement with Piper Jaffray & Co. as sales agent (“Piper”), pursuant to which we may, from time to time, sell through Piper shares of our common stock with an aggregate purchase price of up to $30 million. During the quarter ended September 30, 2019, we sold an aggregate of 104,390 shares of our common stock pursuant to the Equity Distribution Agreement at a weighted-average selling price of $12.14 per share. We also may issue common stock or grant other equity awards for compensatory purposes under our equity incentive plan. If we issue common stock, convertible securities or other equity securities, including shares pursuant to the Equity Distribution Agreement or equity awards under our equity incentive plan, our then-existing stockholders could be materially diluted by such issuances and, if we otherwise issue preferred stock, new investors could gain rights, preferences and privileges senior to the holders of our common stock, any of which could cause the price of our common stock to decline.

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

To date, we have used $6.9 million of the net proceeds from the IPO, of which, $3.0 million was used for contributions to our joint venture, FF Gene Biotech, with $2.5 million made during the third quarter of 2017 and $510,000 made in the second quarter of 2018 in partial satisfaction of our contribution obligations under the cooperation agreement for the joint venture, $142,000 was used to purchase equipment to be contributed to our joint venture, and $3.7 million to fund the Company’s operations. All other net proceeds from the IPO are invested in investment-grade and interest-bearing securities, such as money market accounts, certificates of deposit, commercial paper and guaranteed obligations of the U.S. government. There has been no material change in the planned use of proceeds from the IPO from that described in the Prospectus.

Item 6. Exhibits.

The information required by this Item 6 is set forth on the Exhibit Index that immediately precedes the signature page to this report and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Exhibit Title	Filed with this Form 10-Q	Incorporated by Reference
			Form	File No.	Date Filed

10.1	Equity Distribution Agreement, dated August 30, 2019, by and between Fulgent Genetics, Inc. and Piper Jaffray & Co.		8-K-	001-37894	8/30/2019
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	XBRL Definition Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULGENT GENETICS, INC.

Date: November 7, 2019	By:	/s/ Ming Hsieh
Ming Hsieh
President, Chief Executive Officer (principal executive officer)

Date: November 7, 2019	By:	/s/ Paul Kim
Paul Kim
Chief Financial Officer (principal financial and accounting officer)