Form 10-K
period 2019-12-31
Fulgent Genetics, Inc.
filed 2020-03-13
CIK 1674930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2019 (computed by reference to the price at which the registrant’s common stock was last sold on such date, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the Nasdaq Global Market) was approximately $38.8 million.  For purposes of this calculation, it has been assumed that all shares of the registrant’s common stock held by directors, executive officers and persons beneficially owning 10% or more of the registrant’s common stock are held by affiliates; however, the treatment of these persons as affiliates for purposes of this calculation is not, and shall not be considered, a determination as to whether such persons are affiliates of the registrant for any other purpose.

As of March 1, 2020, there were 21,564,971 outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement for its 2020 annual meeting of stockholders are incorporated by reference in Part III of this report.

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
•

the state of the U.S. and foreign healthcare markets, including the role of governments in the healthcare industry generally and pressures or incentives to reduce healthcare costs while expanding individual benefits, as well as the impact of general uncertainty in the U.S. healthcare regulatory environment;

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

* * * * * * *

We own registered or unregistered trademark rights to Fulgent®, Picture Genetics® and our company name and logo. Any other service marks, trademarks and trade names appearing in this report are the property of their respective owners. We do not use the ® or ™ symbol in each instance in which one of our trademarks appears in this report, but this should not be construed as any indication that we will not assert our rights thereto to the fullest extent under applicable law.

ii

PART I

Item 1. Business.

Overview

Fulgent is a growing technology company offering comprehensive genetic testing and providing physicians with clinically actionable diagnostic information they can use to improve the quality of patient care. We have developed a proprietary technology platform that allows us to offer a broad and flexible test menu and continually expand and improve our proprietary genetic reference library, while maintaining accessible pricing, high accuracy and competitive turnaround times. Combining next generation sequencing, or NGS, with our technology platform, we perform full-gene sequencing with deletion/duplication analysis in single-gene tests; pre-established, multi-gene, disease-specific panels; and customized panels that can be tailored to meet specific customer needs. We believe our test menu offers more genes for testing than our competitors in today’s market, which enables us to provide expansive options for test customization and clinically actionable results. After launching our first commercial genetic tests in 2013, we have expanded our test menu to include approximately 18,000 single-gene tests and more than 900 panels that collectively test for approximately 5,700 genetic conditions, including various cancers, cardiovascular diseases, neurological disorders and pediatric conditions. A cornerstone of our business is our ability to provide expansive options and flexibility for all clients’ unique genetic testing needs.

Genetic testing offers the possibility of early identification of a disease or a genetic predisposition to a disease and enhanced disease treatment and prognosis. As a result, we believe widespread genetic testing could enable significant health improvements and healthcare cost reductions by providing patients and clinicians with more advanced knowledge and options for personal health management plans. Due to these and other potential benefits, genetic testing has experienced significant growth in recent years. If this growth trend continues, we believe genetic testing will become part of standard medical care and the knowledge of a person’s unique genetic makeup could play a more important role in the practice of medicine. We believe this growth has been tempered in prior years, however, because many tests are prohibitively expensive, are produced through inefficient processes and often do not result in clinically actionable data. Through our technology platform, we have developed an offering that we believe addresses these industry challenges and provides a sustainable competitive advantage, both in today’s genetic testing market and as we seek to implement new diagnostic tools in the future.

Our technology platform, which integrates sophisticated data comparison and suppression algorithms, adaptive learning software, advanced genetic diagnostics tools and integrated laboratory processes, allows us to offer a test menu with expansive genetic coverage. We believe the comprehensive data output and high detection rates of our tests, both made possible by this expansive genetic coverage, provide physicians with information they can readily incorporate into treatment decisions for their patients, which we refer to as clinical actionability. In addition, our technology platform facilitates our ability to perform customized genetic tests using our expansive library of genes, and we believe this flexibility increases the utility of the genetic data we produce. Further, our technology platform provides us with operating efficiencies that help lower our internal costs, which allows us to offer our tests at accessible price points. As a result, our efforts to build and continually enhance our technology platform allow us to deliver comprehensive, adaptable, clinically actionable and affordable genetic analysis while maintaining a low cost per billable test, enabling us to efficiently meet the needs of our growing base of customers. These features of our offering have resulted in rapid volume growth since our commercial launch, with 58,573 billable tests delivered in 2019, compared to 22,298 billable tests delivered in 2018, and an aggregate of over 117,774 billable tests delivered to approximately 1,100 customers from inception through December 31, 2019.

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

Our Solution

The benefits provided by our technology platform include:

Low Internal Cost per Billable Test

We have developed various proprietary technologies that improve our laboratory efficiency and reduce the costs we incur to perform our tests. This technology platform enables us to perform each test and deliver its results at a lower internal cost than many of our competitors, averaging approximately $241 per billable test delivered in 2019. This low cost per billable test allows us to maintain affordable pricing for our customers, averaging approximately $555 per billable test delivered in 2019, which we believe encourages repeat ordering from existing customers and attracts new customers. We believe our low cost per billable test could also facilitate the process for establishing coverage and reimbursement from third-party payors at a level adequate for us to achieve profitability with this payor group.

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

Our Genetic Tests

Our offering consists of a wide variety of tests and test types, and our customers have a high degree of choice when selecting a test from our menu. A customer may select a single-gene test of any of the genes in our portfolio or a customer may select one of our pre-established panel tests, which are designed to test particular genes and mutations within these genes that relate to a wide range of specified conditions and diseases. For example, our Focus and Comprehensive oncology panels test 30 genes and 127 genes, respectively, that relate to various cancers and our Beacon carrier screening panels test up to 410 genes covering over 400 inherited conditions. We can perform full-gene sequencing with deletion/duplication analysis in all of these tests. In addition, we continually seek to expand our test menu with new genes and panel tests, including our plans to expand our reproductive testing options, including preimplantation genetic testing, or PGT, and preimplantation genetic diagnosis, or PGD. We also plan to increase the genes available on our expanded Beacon carrier screening panel, which, along with preimplantation genetic testing options and newborn genetic analysis options, will round out our family planning testing options. Our test offerings also included Solid Tumor Molecular Profiling for somatic cancer testing, Rapid Whole Genome testing developed for children in neonatal intensive care units, or NICU, or pediatric intensive care units, or PICU, our Newborn Genetic Analysis panel, and a single front-line test designed to comprehensively detect ataxia-related variants and repeat expansions via sequencing. New test offerings in 2019 included Picture Genetics, a patient-initiated genetic testing offering aimed at individual consumers and which we advertise directly to consumers through a variety of methods including social media and other digital avenues.

We also offer certain research service tests, which we refer to as “sequencing as a service” and which are primarily ordered by research institutions and other similar institutional customers. In addition, we offer whole exome and clinical exome panel tests, which test all genes included in our portfolio and up to 4,701 genes located in the exome, respectively, and produce results that we combine with the individual’s unique clinical presentation and family history to enhance the clinical relevance of the results. Our whole exome and clinical exome tests also include the option for Trio testing, which involves sequencing the genes of a patient’s parents and is thought to enhance the utility of the test results. In addition, we offer whole genome testing, which determines and tests the complete DNA sequence of a genome at a single time. We also provide known mutation testing, which can be used to target familial specific or other desired mutations, as well as repeat expansion testing, which tests for a particular type of mutation known as “copy choice” DNA replication.

Importantly, all of our pre-established panels are customizable, offering customers the ability to add or remove genes at their election. To further increase test option flexibility, as well as to reduce the complexity of ordering tests, we consistently strive to innovate our pricing structure and features for our available tests. We have upgraded many our pre-set panels with additional genes. In addition, if a variant is reported in a proband for whom duo or trio testing was not originally ordered, the ordering physician is given the option of adding complementary familial known mutation testing, or FKMT, for any variant reported by Fulgent in the proband’s final report, for up to two first-degree relatives. We believe these options represent competitive pricing features that will streamline the test ordering process, give customers more flexibility with added value, and reduce barriers to trio and familial testing, which can both increase the clinical utility of genetic testing for a single proband.

Our Customers

Since inception, we have sold our tests to approximately 1,100 total customers. We consider each single billing and paying unit to be an individual customer, even though a unit may represent multiple physicians and healthcare providers ordering tests. Aggregating customers that are under common control or are affiliates, one of our customers contributed 28% of our total revenue in 2019, and one of our customers contributed 13% of our total revenue in 2018.

We have primarily sold our tests to hospitals and medical institutions. We have approached the genetic testing market with a focus on these customers in part because they are frequent and high-volume users of genetic tests. We believe this customer base provides a meaningful opportunity for further growth by acquiring additional hospital and medical institution customers and by deepening our relationships with existing customers to drive increased ordering. Additionally, collection of billings from these institutional customers is generally more attainable than from other types of customers in today’s reimbursement environment, as approximately 87% of our test billings that were generated and due in 2019 were paid during that period. In addition, we believe hospitals and medical institutions are early adopters of NGS technology and could influence broader clinical acceptance of genetic testing.

We are also seeking to expand our customer base to include new customer groups. To this end, we have contracted directly with national health insurance companies to become an in-network provider and enrolled as a supplier with the Medicare program and some state Medicaid programs, in an effort to obtain coverage and reimbursement for our tests to make them accessible to more individual physicians. In addition, we are building relationships with research institutions and other similar institutional customers, national clinical laboratories, regional medical networks and various other organizations to facilitate access to physicians, practitioners and other new customer groups, including certain U.S. military and other government agencies. Generally, when we establish these new customer relationships, we agree with the applicable payor, laboratory or other customer to provide certain of our tests at negotiated rates, but, subject to limited exceptions, these relationships do not obligate any party to order our tests.

Much of our business to date has been from non-U.S. customers, with approximately $7.5 million and $8.8 million of our revenue coming from non-U.S. sources in 2019 and 2018, respectively. These customers are located in a variety of geographic markets, including Canada, where we have historically focused much of our international efforts, and other regions, such as Australia, Europe and the Middle East. In addition, we have worked with one of our large stockholders to establish a joint venture to offer genetic testing to customers in the PRC, which was formed in April 2017 and which we refer to as FF Gene Biotech. We believe FF Gene Biotech could expand our long-term opportunities to address the genetic testing market in Asia.

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

Our sales and marketing strategy is designed to expand our brand awareness, grow our customer base and further penetrate our relationships with existing customers. We aim to achieve these objectives by providing education about the benefits and full scale of our offering, both to the medical community in general and to our targeted customer and geographic markets. We plan to expand our presence and test volume in international markets through our own direct sales team, which includes sales people dedicated to international markets, a number of independent contractor sales representatives, and, if opportunities arise, by engaging distributors or establishing other types of arrangements, such as joint ventures or other relationships, to manage or assist with sales, logistics, education and customer support in certain territories.

Our marketing activities also include targeted initiatives, including working with medical professional societies to promote awareness of the benefits of our tests and genetic testing in general, presenting at medical, scientific or industry exhibitions and conferences and pursuing or supporting scientific studies of our tests and publication of results in medical or scientific journals, such as the USC Norris Comprehensive Cancer Center study published in 2016 and discussed above and an evaluation of the clinical utility of proactive genetic screening for healthy individuals, which was presented at the 2018 American Society of Human Genetics conference. In addition, we conduct email advertising campaigns and social media awareness campaigns to existing and potential future customers when we want to send a specific message about our company and our brand, including, for instance, when we launch new tests or new test options and when we add new genes to our test menu. In addition, in 2019, we launched Picture Genetics, a patient-initiated genetic testing offering aimed at individual consumers and which we advertise directly to consumers through a variety of methods including social media and other digital avenues.

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

Our sales and marketing teams also explore strategic collaboration opportunities with various research and medical institutions. New partnerships formed in 2019 include partnering with the Parkinson’s Foundation on a new genetic testing initiative for individuals living with Parkinson’s Disease. Genetic testing can help determine whether an individual’s genetic makeup indicates a potential genetic cause for Parkinson’s disease. This knowledge can assist patients and physicians in better understanding each case and can help to identify whether a patient qualifies for enrollment in certain clinical trials. Participants will also be able to better understand their genetic test results through free genetic counseling provided by Indiana University and on-site clinicians. Raw data accumulated through the initiative will be captured for future research by scientists to develop improved treatments and precision medicine options for Parkinson’s Disease.

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

Competition

Our competitors include dozens of companies focused on molecular genetic testing services, including specialty and reference laboratories that offer traditional single-gene and multi-gene tests. Principal competitors include companies such as Ambry Genetics, a subsidiary of Konica Minolta Inc.; Athena Diagnostics, a subsidiary of Quest Diagnostics Incorporated; Baylor Genetics; Blueprint Genetics, Inc.; Centogene AG; Color Genomics, Inc.; Connective Tissue Gene Test LLC; Cooper Surgical, Inc.; Eurofins Scientific; GeneDx, a subsidiary of OPKO Health, Inc.; Laboratory Corporation of America Holdings; MNG Laboratories, LLC; Myriad Genetics, Inc.; Natera, Inc.; Perkin Elmer, Inc.; PreventionGenetics, LLC; Progenity, Inc.; Quest Diagnostics Incorporated; and Sema4 Genomics; as well as other commercial and academic laboratories. In addition, other established and emerging healthcare, information technology and service companies may develop and sell competitive tests, which may include informatics, analysis, integrated genetic tools and services for health and wellness.

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

Regulation

CLIA

As a clinical laboratory, we are required to hold certain federal licenses, certifications and permits to conduct our business. In 1988, Congress passed the Clinical Laboratory Improvement Amendments of 1988, or CLIA, which establishes quality standards for all laboratory testing designed to ensure the accuracy, reliability and timeliness of patient test results. Our laboratory is CLIA-certified and accredited by the College of American Pathologists, or CAP, a CMS-approved accrediting organization.

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

We are subject to survey and inspection every two years to assess compliance with CLIA’s program standards, and we may be subject to additional unannounced inspections. Our CLIA certification was last renewed October 23, 2019 and is valid for two years. If our clinical reference laboratory is found to be out of compliance with CLIA requirements at any of these inspections, we may be subject to sanctions such as suspension, limitation or revocation of our CLIA certificate, a directed plan of correction, on-site monitoring, civil monetary penalties, civil injunctive suits, criminal penalties, exclusion from the Medicare and Medicaid programs and significant adverse publicity.

In addition, we elect to participate in the accreditation program of CAP. CMS has deemed CAP standards to be equally or more stringent than CLIA regulations and has approved CAP as a recognized accrediting organization. Inspection by CAP is performed in lieu of inspection by CMS for CAP-accredited laboratories. Because we are accredited by the CAP Laboratory Accreditation Program, we are deemed to also comply with CLIA.

State and Foreign Laboratory Licensure

Our laboratory is located in Temple City, California. As a result, we are required to maintain a license to conduct testing in the State of California. California laws establish standards for day-to-day operations of our laboratory, including with respect to the training and skills required of personnel, quality control and proficiency testing requirements. If our clinical reference laboratory is out of compliance with California standards, the State of California Department of Public Health, or CA DPH, may suspend, restrict or revoke our license to operate our clinical reference laboratory, assess substantial civil money penalties or impose specific corrective action plans. Any such actions could materially affect our business. We maintain a current license in good standing with CA DPH.

Additionally, several states require the licensure of out-of-state laboratories that accept specimens from those states and/or receive specimens from laboratories in those states. Our laboratory holds the required out-of-state laboratory licenses to perform testing on specimens from Maryland, Rhode Island and Pennsylvania. In addition to having a laboratory license in New York, our laboratory is required to obtain approval on a test-specific basis by the New York State Department of Health, or DOH, before specific testing is performed on specimens from New York. In 2019, we obtained a state laboratory permit for our Temple City laboratory from the New York DOH. The New York state laboratory laws, regulations and rules are equal to or more stringent than the CLIA regulations and establish standards for the operation of a clinical laboratory and performance of test services, including education and experience requirements for laboratory directors and personnel; physical requirements of a laboratory facility; equipment validations; and quality management practices. The laboratory director must also maintain a Certificate of Qualification issued by New York’s DOH in permitted categories.

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

Even though we commercialize our tests as LDTs, our tests may in the future become subject to more onerous regulation by the FDA. In October 2014, the FDA issued a draft Framework Guidance and Notification Guidance for comment following notice to Congress that it would be doing so. The Framework Guidance stated that the FDA intends to modify its policy of enforcement discretion with respect to LDTs in a risk-based manner consistent with the existing classification of medical devices. The draft guidances resulted in a large number of public comments from interested parties.  The FDA subsequently announced in November 2016 that it would not issue a final guidance to allow for further public discussion on an appropriate LDT oversight approach and to give congressional committees the opportunity to develop a legislative solution. In January 2017, the FDA published a Discussion Paper on Laboratory Developed Tests, which provided a synthesis of the feedback the agency had received and which outlined, as part of the synthesis, a new possible approach to LDT oversight. The Discussion Paper noted that the synthesis does not represent the formal position of the FDA, nor is it enforceable. The FDA has not issued any proposed rules, revised proposals, or draft guidance relating to LDTs since January 2017.

In December 2018, members of Congress released a discussion draft of a possible bill to regulate in vitro clinical tests including LDTs, which incorporated suggestions from the FDA and other industry stakeholders. The new bill is called the Verifying Accurate, Leading-edge IVCT Development (VALID) Act and would codify into law the term “in vitro clinical test” (IVCT), a new medical product category separate from medical devices and that includes products currently regulated as IVDs as well as LDTs. One especially notable feature in the discussion draft of the VALID Act is a precertification program that would enable a IVCT developer to be certified by FDA (or potentially by an FDA-accredited body) as having sufficient skill at developing IVCTs as to not require premarket review for each individual test developed and for which marketing is sought. This program would significantly streamline IVCT review but likely would take years to establish following congressional enactment of the VALID Act, the timing of which is subject to the often-unpredictable political process. Moreover, to date the VALID Act has not been formally introduced in Congress and, even if passed by Congress, it would need to be signed by the President in order to become law. If and when the FDA finalizes its position on regulation of LDTs through formal guidance, or new legislation is passed, or if the FDA disagrees with our assessment that our tests fall within the definition of an LDT, we could for the first time be subject to enforcement of regulatory requirements such as registration and listing requirements, medical device reporting requirements and quality control requirements (although the possible approach outlined in the Discussion Paper – as well as in the draft VALID Act – would exempt certain previously marketed LDTs from many requirements, in other words, “grandfather” many existing LDTs). Any new FDA enforcement policies affecting LDTs may result in increased regulatory burdens on our ability to continue marketing our tests and to develop and introduce new tests in the future. Additionally, if and when the FDA begins to actively enforce its premarket submission regulations with respect to LDTs generally or our tests in particular, we may be required to obtain premarket clearance for our tests under Section 510(k) of the FDC Act or approval of a PMA. The process for submitting a 510(k) premarket notification and receiving FDA clearance usually takes from three to 12 months, but it can take significantly longer and clearance is never guaranteed. The process for submitting and obtaining FDA approval of a PMA generally takes from one to three years or even longer and approval is not guaranteed. PMA approval typically requires extensive clinical data and can be significantly longer, more expensive and more uncertain than the 510(k) clearance process. If premarket review is required for some or all of our tests, the FDA could require that we stop selling our products pending clearance or approval and conduct clinical testing prior to making submissions to FDA to obtain premarket clearance or approval. The FDA could also require that we label our tests as investigational or limit the labeling claims we are permitted to make.

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

Additionally, the FDA has recently solicited public input and published two draft guidance documents relating to FDA oversight of NGS-based tests. The two draft guidance documents on NGS-based tests describe the FDA’s current thinking and proposed approach regarding the possible use of FDA-recognized standards to support analytical validity, and public human genetic variant databases to support clinical validity, of these tests. The drafts were published in final form in April 2018. While it appears that the FDA is striving to provide a flexible pathway to device clearance or approval for manufacturers seeking to market NGS-based tests, it is unknown how the FDA may regulate such tests in the future and what testing and data may be required to support such clearance or approval. If premarket review is required for some or all of our tests and the FDA requires more extensive testing such as clinical trials, for example, we could experience significantly increased development costs and delay.

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

Advertising of Laboratory Services or LDTs

Whether regulated by FDA as a Class I or Class II device or subject to FDA’s enforcement discretion as an LDT, our advertising for laboratory services and genetic tests is subject to federal truth-in-advertising laws enforced by the Federal Trade Commission, or FTC, as well as comparable state consumer protection laws. Under the Federal Trade Commission Act (“FTC Act”), the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, injunctions affecting the manner in which we would be able to market services or products in the future, or criminal prosecution.

Reimbursement

CPT Codes

We bill third-party payors, both commercial and government, using Current Procedural Terminology (CPT) codes, which are published by the American Medical Association (AMA). CPT codes in their current form are not readily applied to many of the genetic tests we conduct. For example, for many of our multi-gene panels, there may not be an appropriate CPT code for any of the genes in a panel, in which case our test would be billed under a miscellaneous code for an unlisted molecular pathology procedure. Many third-party payors do not have set reimbursement fee rates for this miscellaneous code. Prior to starting a test, we negotiate the reimbursement rate with the payor if the benefits investigation has determined the test to be medically necessary and the payor has issued prior authorization. When the test results are delivered, after we file the claim, we may also need to resubmit documentation or appeal a denial, which can cause delay in the reimbursement of the claim.

In September 2014, the AMA published new CPT codes for genomic sequencing procedures that are effective for dates of service on or after January 1, 2015. These include genomic sequencing procedure codes for certain multi-gene panel tests. In a final determination under the Medicare Clinical Laboratory Fee Schedule, or CLFS, published in November 2014, CMS set the 2015 payment rate for these codes using the gap-fill process. Under the gap-fill process, local Medicare Administrative Contractors, or MACs, establish rates for the codes that each MAC believes meet the criteria for Medicare coverage and considering laboratory charges and discounts to charges, resources, amounts paid by other third-party payors for the tests and amounts paid by the MAC for similar tests. In 2015, gap-filled payment rates were established for some, but not all, of the published codes for genomic sequencing procedures. For the codes for which local gap-filled rates were established in 2015, a national limitation amount for Medicare was established for 2016. For the codes for which local gap-filled rates were not established in 2015, associated procedures are priced by the local MACs in 2016 if an individual MAC determines that such codes should be covered. Where available, the national limitation amount serves as a cap on the Medicare and Medicaid payment rates for a test procedure, which may not be adequate for all of the procedures covered by the applicable codes, including our tests to the extent we are required to report them under these codes.

PAMA

In April 2014, Congress passed the Protecting Access to Medicare Act of 2014, or PAMA, which included substantial changes to the way in which clinical laboratory services are priced and paid under Medicare. On June 23, 2016, CMS published the final rule implementing the reporting and rate-setting requirements. Under PAMA, laboratories that receive the majority of their Medicare revenue from payments made under the CLFS or the Physician Fee Schedule are required to report to CMS, beginning in 2017 and every three years thereafter (or annually for an advanced diagnostic laboratory test, or ADLT), private payor payment rates and volumes for clinical diagnostic laboratory tests, or CDLTs. Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. We do not believe that any of our tests meet the current definition of ADLTs. We therefore report private payor rates for our tests every three years.

As required under PAMA, CMS uses the data reported by laboratories to develop Medicare payment rates for laboratory tests equal to the volume-weighted median of the private payor payment rates. For tests furnished on or after January 1, 2018, Medicare payments for CDLTs are based upon reported private payor rates. For a CDLT that is assigned a new or substantially revised CPT code, the initial payment rate is assigned using the gap-fill methodology, as under prior law.

On December 20, 2019, the President signed the Further Consolidated Appropriations Act, which included the Laboratory Access for Beneficiaries Act (LAB Act).  The LAB Act delays by one year the reporting of payment data under PAMA for CDLTs that are not ADLTs.  CDLT data for the collection period of January 1, 2019 through June 30, 2019, which was supposed to be reported in 2020, must now be reported between January 1, 2021 and March 31, 2021.  Data reporting will then resume on a three-year cycle, beginning in 2024.

Under PAMA, as amended by the LAB Act, any reduction to a particular payment rate resulting from the new methodology is limited to 10% per test per year in 2020 and to 15% per test per year in each of the years 2021 through 2023.

Privacy and Security Laws

HIPAA and HITECH

Under the Administrative Simplification provisions of the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the federal Health Information Technology for Economic and Clinical Health Act, or HITECH, the U.S. Department of Health and Human Services, or HHS, has issued regulations that establish uniform standards governing the conduct of certain electronic healthcare transactions and requirements for protecting the privacy and security of protected health information, or PHI, used or disclosed by healthcare providers, health plans, and healthcare clearinghouses that conduct certain healthcare transactions electronically, known as covered entities. The following four principal regulations with which we are required to comply have been issued in final form under HIPAA and HITECH: privacy regulations, security regulations, the breach notification rule and standards for electronic transactions, which establish standards for common healthcare transactions.

The privacy regulations of HIPAA and HITECH protect medical records and other PHI by limiting their use and release, giving patients a variety of rights, including the right to access their medical records and limiting most disclosures of health information to the minimum amount necessary to accomplish an intended purpose. HIPAA also requires covered entities to enter into business associate agreements to obtain a written assurance of compliance with HIPAA from individuals or organizations who provide services to covered entities involving the use or disclosure of PHI, or also known as business associates. As a general rule, a covered entity or business associate may not use or disclose PHI except as permitted under the privacy regulations of HIPAA and HITECH.

Covered entities must also comply with the security regulations of HIPAA and HITECH, which establish requirements for safeguarding the confidentiality, integrity and availability of electronic PHI. The HIPAA security regulations require the implementation of administrative, physical and technical safeguards and the adoption of written security policies and procedures.

In addition, HITECH established, among other things, certain breach notification requirements with which covered entities must comply. In particular, a covered entity must report breaches of PHI that has not been encrypted or otherwise secured in accordance with guidance from the Secretary of HHS, or the Secretary. Required breach notices must be made as soon as is reasonably practicable, but no later than sixty days following discovery of the breach. Reports must be made to affected individuals, the Secretary, and depending on the size of the breach, the local and national media. Covered entities are also subject to audit under HHS’s HITECH-mandated audit program and may be investigated in connection with a privacy or data security complaint.

There are significant civil and criminal fines and other penalties that may be imposed for violating HIPAA. A covered entity or business associate is liable for civil monetary penalties for a violation that is based on an act or omission of any of its agents, including a downstream business associate, as determined according to the federal common law of agency. Penalties for failure to comply with a requirement of HIPAA and HITECH vary significantly depending on the failure and include civil monetary penalties of up to $1.5 million per violation of the same requirement per calendar year. A single breach incident can violate multiple requirements, resulting in potential penalties in excess of $1.5 million. Additionally, a person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face a criminal penalty of up to $50,000 and up to one year of imprisonment. These criminal penalties increase if the wrongful conduct involves false pretenses or the intent to sell, transfer or use identifiable health information for commercial advantage, personal gain or malicious harm. Covered entities are also subject to enforcement by state attorneys general who were given authority to enforce HIPAA under HITECH. Further, to the extent that we submit electronic healthcare claims and payment transactions that do not comply with the electronic data transmission standards established under HIPAA and HITECH, payments to us may be delayed or denied.

The HIPAA privacy, security, and breach notification regulations establish a uniform federal “floor” but do not supersede state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing PHI or insofar as such state laws apply to personal information that is broader in scope than PHI as defined under HIPAA. The compliance requirements of these laws, including additional breach reporting requirements, and the penalties for violation vary widely and new privacy and security laws in this area are evolving. For example, several states, such as California, have implemented comprehensive privacy laws and regulations. The California Confidentiality of Medical Information Act imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. In addition to the California Confidentiality of Medical Information Act, California recently adopted the California Consumer Privacy Act of 2018, or CCPA, which  came into effect on January 1, 2020.  The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. There is uncertainty surrounding the application of the CCPA to parts of our business, and amendments to the law before its effective data may have impact on operations. In addition to the CCPA, other states are introducing similar legislation which will impact compliance obligations and increase complexity and cost of compliance.

Many states, such as Massachusetts, have also implemented genetic testing and privacy laws imposing specific patient consent requirements and requirements for protecting test results. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our clients and potentially exposing us to additional expense, adverse publicity, and liability. Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. In addition, the interpretation and application of consumer, health-related, and data protection laws are often uncertain, contradictory, and in flux. The applicability and requirements of these laws and penalties for violations vary widely. Failure to maintain compliance, or changes in state or federal laws regarding privacy or security, could result in civil and/or criminal penalties and could have a material adverse effect on our business.

Numerous other federal, state and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of patient health information. In addition, Congress and some states are considering new laws and regulations that further protect the privacy and security of medical records or medical information. With the recent increase in publicity regarding data breaches resulting in improper dissemination of consumer information, all 50 states have passed laws regulating the actions that a business must take if it experiences a data breach, as defined by state law, including prompt disclosure within a specified amount of time to affected individuals. Congress has also been considering similar federal legislation relating to data privacy and data protection. The Federal Trade Commission and states’ Attorneys General have also brought enforcement actions and prosecuted some data breach cases as unfair and/or deceptive acts or practices under the FTC Act and comparable state laws. In addition to data breach notification laws, some states have enacted statutes and rules requiring businesses to reasonably protect certain types of personal information they hold or to otherwise comply with certain specified data security requirements for personal information. We intend to continue to comprehensively protect all personal information and to comply with all applicable laws regarding the protection of such information.

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

Fraud and Abuse Laws

In the United States, we must comply with various fraud and abuse laws, and we are subject to regulation by various federal, state and local authorities, including CMS, other divisions of HHS (such as the Office of Inspector General), the U.S. Department of Justice, individual U.S. Attorney’s Offices within the Department of Justice and state and local governments. We also may be subject to foreign fraud and abuse laws.

Anti-Kickback and Fraud Statutes

In the United States, the federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in order to induce or in return for the referral of an individual for the furnishing of, or the recommending or arranging for the furnishing of, purchasing, leasing, ordering or arranging for or recommending purchasing, leasing or ordering of any good, facility, service or item for which payment may be made in whole or in part by a federal healthcare program. Courts have stated that a financial arrangement may violate the Anti-Kickback Statute if any one purpose of the arrangement is to encourage patient referrals or other federal healthcare program business, regardless of whether there are other legitimate purposes for the arrangement. The definition of “remuneration” has been broadly interpreted to include anything of value, including gifts, discounts, credit arrangements, payments of cash, consulting fees, waivers of co-payments, ownership interests and providing anything at less than its fair market value. The Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements within the healthcare industry, although it does contain several exceptions. HHS has issued a series of regulatory “safe harbors” setting forth certain provisions that, if met, will immunize the parties to the arrangement from prosecution under the Anti-Kickback Statute. Although full compliance with the statutory exceptions or regulatory safe harbors ensures against prosecution under the federal Anti-Kickback Statute, the failure of a transaction or arrangement to fit within a specific statutory exception or regulatory safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the Anti-Kickback Statute will be pursued. Furthermore, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Penalties for violations of the Anti-Kickback Statute are severe and include imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. In addition, a violation of the federal Anti-Kickback Statute can serve as a basis of liability under the federal False Claims Act (described below). Many states also have anti-kickback statutes, some of which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

In addition, in October 2018, the Eliminating Kickbacks in Recovery Act of 2018 (EKRA) was enacted as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (SUPPORT Act).  EKRA is an all-payer anti-kickback law that makes it a criminal offense to pay any remuneration to induce referrals to, or in exchange for, patients using the services of a recovery home, a substance use clinical treatment facility, or laboratory. However, unlike the federal Anti-Kickback Statute, EKRA is not limited to services covered by federal or state health care programs but applies more broadly to services covered by “health care benefit programs,” including commercial insurers.  Although it appears that EKRA was intended to reach patient brokering and similar arrangements to induce patronage of substance use recovery and treatment, the language in EKRA is broadly written.  Further, certain of EKRA’s exceptions, such as the exception applicable to relationships with employees that effectively prohibits incentive compensation, are inconsistent with the federal anti-kickback statute and regulations, which permit payment of employee incentive compensation, a practice that is common in the industry. Significantly, EKRA permits the U.S. Department of Justice to issue regulations clarifying EKRA’s exceptions or adding additional exceptions, but such regulations have not yet been issued. Laboratory industry stakeholders are reportedly seeking clarification regarding EKRA’s scope and/or amendments to its language. Because EKRA is a new law, there is no agency guidance or court precedent to indicate how and to what extent it will be applied and enforced. We cannot assure you that our relationships with physicians, sales representatives, hospitals, customers, or any other party will not be subject to scrutiny or will survive regulatory challenge under such laws.

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

False Claims Act

Another development affecting the healthcare industry is the increased enforcement of the federal False Claims Act and, in particular, actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions. The False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the federal government. The qui tam provisions of the False Claims Act allow a private individual to bring an action under the False Claims Act on behalf of the federal government and permit such an individual to share in any amounts paid by the entity to the government in fines or settlement. In addition, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, which we collectively refer to as the Affordable Care Act, establishes a requirement for providers and suppliers to report and return any overpayments received from government payors under the Medicare and Medicaid programs within 60 days of identification. Failure to identify and return such overpayments exposes the provider or supplier to False Claims Act liability. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties ranging from $5,500 to $11,000 for each false claim, as set by statute.  However, the civil penalty amounts are adjusted annually for inflation.  For civil penalties assessed after January 29, 2018, whose associated violations occurred after November 2, 2015, the civil penalty amount ranges between $11,181 and $22,363 per claim.

In addition, various states have enacted false claim laws analogous to the federal False Claims Act, although many of these state laws apply where a claim is submitted to any third-party payor and not merely a government payor program.

Civil Monetary Penalties Law

The federal Civil Monetary Penalties Law, or the CMP Law, prohibits, among other things, (1) the offering or transfer of remuneration to a Medicare or state health care program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies; (2) employing or contracting with an individual or entity that the provider knows or should know is excluded from participation in a federal health care program; (3) billing for services requested by an unlicensed physician or an excluded provider; and (4) billing for medically unnecessary services.  The penalties for violating the CMP Law include exclusion, substantial fines, and payment of up to three times the amount billed, depending on the nature of the offense.

Physician Referral Prohibitions

The U.S. federal law directed at “self-referrals,” commonly known as the “Stark Law,” prohibits a physician from making referrals for certain designated health services, including laboratory services, that are covered by the Medicare program, to an entity with which the physician or an immediate family member has a direct or indirect financial relationship, unless an exception applies. Violation of the Stark Law results in a denial of payment for any services provided pursuant to a prohibited referral. A physician or entity that engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined up to $169,153 (which reflects the annual adjustment for inflation effective as of November 5, 2019) for each such arrangement or scheme. In addition, any person who presents or causes to be presented a claim to the Medicare program in violation of the Stark Law is subject to civil monetary penalties of up to $ 23,372 per service (which reflects the annual inflation adjustment effective as of November 5, 2019), an assessment of up to three times the amount claimed and possible exclusion from participation in federal healthcare programs. The Stark Law is a strict liability statute, meaning that a physician’s financial relationship with a laboratory must meet an exception under the Stark Law or the referrals are prohibited. Thus, unlike the Anti-Kickback Statute’s safe harbors, if a laboratory’s financial relationship with a referring physician does not meet the requirements of a Stark Law exception, then the physician is prohibited from making Medicare and Medicaid referrals to the laboratory and any such referrals will result in overpayments to the laboratory and subject the laboratory to the Stark Law’s penalties. A violation of the Stark Law can serve as a basis of liability under the federal False Claims Act.

Many states, including California, have comparable laws that are not limited to Medicare referrals. The Stark Law also prohibits state receipt of federal Medicaid matching funds for services furnished pursuant to a prohibited referral, but this provision of the Stark Law has not been implemented by regulations.

Physician Sunshine Laws

The Physician Payments Sunshine Act imposes reporting requirements on manufacturers of certain devices, drugs and biologics for certain payments and transfers of value by them (and in some cases their distributors) to physicians, teaching hospitals and certain advanced non-physician health care practitioners, as well as ownership and investment interests held by physicians and their immediate family members. The reporting program (known as the Open Payments program) is administered by CMS. Because we manufacture our own LDTs solely for use by or within our own laboratory, we believe we are exempt from these reporting requirements. We may become subject to such reporting requirements under the terms of current CMS regulations, however, if the FDA requires us to obtain premarket clearance or approval for our tests.

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

Healthcare Policy Laws

In March 2010, the Affordable Care Act was enacted in the United States. The Affordable Care Act made a number of substantial changes to the way healthcare is financed both by governmental and private payors. Although the Affordable Care Act included a medical device tax, the tax never went into effect and was fully repealed by Congress with enactment of the 2020 federal spending package signed into law by President Trump on December 20, 2019.

Since the ACA’s enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. The current Presidential administration and members of the US Congress have indicated that they may continue to seek to modify, repeal or otherwise invalidate all, or certain provisions of, the ACA. President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, at least two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. For example, the Tax Cuts and Jobs Act of 2017 repealed the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In December 2019, the Fifth Circuit Court of Appeals upheld a district court’s finding that the individual mandate in the Affordable Care Act is unconstitutional following removal of the penalty provision from the law. However, the Fifth Circuit reversed and remanded the case to the district court to determine if other reforms enacted as part of the Affordable Care Act but not specifically related to the individual mandate or health insurance could be severed from the rest of the Affordable Care Act so as not to have the law declared invalid in its entirety. It is unclear how this decision, subsequent appeals including potentially to the U.S. Supreme Court, and other efforts to repeal and replace the Affordable Care Act will affect the implementation of that law and our business. We continue to evaluate the potential impact of the Affordable Care Act and its possible repeal or replacement on our business.

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

Employees

We believe growing and retaining a strong team is crucial to our success. As of March 1, 2020, we had 139 full-time employees, engaged in bioinformatics, genetics, software engineering, laboratory management, sales and marketing and corporate and administrative activities. None of our employees are represented by a labor union or covered by collective bargaining agreements and we believe our relationship with our employees is good.

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

We have a history of losses. Although we achieved profitability in the first half of 2017, and the second and third quarters of 2019, we recorded losses in all other periods since our inception. As a result, we may not be able to maintain profitability in future periods. Further, we have generated limited revenue to date, and our historical revenue levels may not grow at historical rates or at all, and we may not be able to achieve or sustain profitability. We may incur additional losses in the future, particularly as we focus on investing in and growing our business and operations and experience related increases in expenses. Our prior losses and any future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital, which could negatively impact our operations and your investment in our company. Any failure to sustain or grow our revenue levels and achieve or maintain profitability would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.

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

The composition and concentration of our customer base can fluctuate from period to period, and in certain prior periods, a small number of customers accounted for a significant portion of our revenue. In particular, when customers who, to our knowledge, are under common control or otherwise affiliated with each other are aggregated, one customer contributed 28% of our total revenue in the year ended December 31, 2019, and one customer contributed 13% of our total revenue in the year ended December 31, 2018. For these customers and for customers generally, tests are purchased on a test-by-test basis and not pursuant to any long-term purchasing arrangements. As a result, any or all of our customers, including affiliated customers or customers under common control who purchase large quantities of billable tests, could decide at any time to decrease, delay or discontinue their orders from us which could adversely affect our revenue. Although we believe some of these fluctuations in customer demand may be attributable in part to the nature of our business, in which our customers can experience significant volatility in their genetic testing demand from period to period in the ordinary course of their operations, these demand fluctuations, particularly for any key customers, can have a significant impact on our period-to-period performance regardless of their cause. In addition, the failure of any one of our customers or their payors to pay on a timely basis would negatively impact our results and cash flows. Our ability to maintain or increase sales to our existing customers depends on a variety of factors, including the other risk factors discussed in this report, many of which are beyond our control. Because of these and other factors, sales to any of our customers, including any key, affiliated or commonly controlled customers, may not continue in the amounts or at the rates as they have in the past, and such sales may never reach or exceed historical levels in any future period. The loss of any of our customers, or a reduction in orders or difficulties collecting payments for tests ordered by any of them, could significantly reduce our revenue and adversely affect our operating results.

If we are not able to grow and diversify our customer base and increase demand for our tests from existing and new customers, our potential for growth could be limited.

To achieve our desired revenue growth, we must increase test volume by further penetrating our existing hospital and medical institution customers. In addition, we must grow our customer base beyond hospitals, medical institutions and other laboratories and into additional customer groups, such as individual physicians, other practitioners and research institutions. To this end, we are making efforts to diversify our customer market, including building relationships with research institutions and other similar institutional customers, national clinical laboratories and various other organizations to facilitate access to physicians, practitioners and other new customer groups, including certain U.S. government agencies. We are also pursuing relationships with payors, including Medicare, some state Medicaid programs and commercial payors, in an effort to obtain coverage and reimbursement for our tests to make them accessible to more individual physicians. Generally, when we establish these new customer relationships, we agree with the applicable payor, laboratory or other customer to provide certain of our tests at negotiated rates, but, subject to limited exceptions, none of these relationships obligate any party to order our tests at any agreed volume or frequency or at all. Further, any relationships we may develop with any government agencies are subject to unique risks associated with government contracts, including cancellation if adequate appropriations for subsequent performance periods are not made and modification or termination at the government’s convenience and without prior notice. In 2019, we launched Picture Genetics, a patient-initiated genetic testing offering aimed at increasing sales volume from individual consumers. Our efforts to pursue individual consumers, new payor or institutional customers or other new customer markets could fail, and even if we are able to develop relationships with new customers in these or any other new customer groups, these relationships may not lead to meaningful or any increases in our customer base, the number of billable tests we deliver or our revenue, and may not improve our ability to achieve or sustain profitability.

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

To date, we have contracted directly with national health insurance companies to become an in-network provider and enrolled as a supplier in the Medicare program and some state Medicaid programs, and we have also received payment for our tests from other third-party payors as an out-of-network provider. Although becoming an in-network provider or enrolling as a supplier means that we have agreed with these payors to provide certain of our tests at negotiated rates, it does not obligate any physicians or other practitioners to order our tests or guarantee that we will receive reimbursement for our tests from these or any other payors at adequate levels. As a result, these payor relationships, any other similar relationships we may establish in the future, or any additional payments we may receive from other payors as an out-of-network provider, may not amount to acceptable levels of reimbursement for our tests or meaningful or any increases in our physician customer base or the number of billable tests we sell to physicians. We expect to focus on increasing coverage and reimbursement for our current tests and any future tests we may develop, but we cannot predict whether, under what circumstances, or at what payment levels payors will cover and reimburse for our tests. Further, even if we are successful, we believe it could take several years to achieve coverage and adequate contracted reimbursement with third-party payors. If we fail to establish and maintain broad coverage and reimbursement for our tests, our ability to maintain or grow our test volume, customer base, collectability rates and revenue levels could be limited and our future prospects and our business could suffer.

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

•

natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease (e.g. novel coronavirus epidemic in China), boycotts and other business restrictions; and

•

regulatory and compliance risks related to applicable anti-bribery laws, including requirements to maintain accurate information and control over activities that may fall within the purview of these laws.

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

We have developed internal systems and procedures to handle these billing and collections functions, but we will need to make significant efforts and expend substantial resources to further develop our systems and procedures to handle these aspects of our business, which could become increasingly important as we focus on increasing test volumes from non-hospital and medical institution customer groups and establishing coverage and reimbursement policies with third-party payors. As a result, these billing complexities, along with the related uncertainty in obtaining payment for our tests, could negatively affect our revenue and cash flow, our ability to achieve or sustain profitability and the consistency and comparability of our results of operations. In addition, if claims for our tests are not submitted to payors on a timely basis, or if we are required to switch to a different provider to handle our processing and collections functions, our revenue and our business could be adversely affected.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or JOBS Act, and we will remain an emerging growth company until December 31, 2021, unless, before that date, our gross revenue exceeds $1.07 billion in any fiscal year, we issue more than $1.0 billion of non-convertible debt in any three-year period or the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of the second fiscal quarter of any fiscal year. In addition, beginning in 2018, we are a smaller reporting company, as defined in applicable SEC rules, and we will remain a smaller reporting company until the market value of our common stock held by non-affiliates, or public float, equals or exceeds $250 million. When and if our public float exceeds $250 million, we may still qualify to report as a smaller reporting company provided our public float is less than $700 million and our annual revenues are less than $100 million for the year preceding the date of determination. As an emerging growth company, we are eligible for exemptions from certain reporting requirements applicable to other public companies, including an exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced financial statement and other financial disclosure requirements in registration statements and periodic reports we file, reduced disclosure obligations regarding executive compensation and, so long as we remain an emerging growth company, exemption from the requirements to hold non-binding advisory votes on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved. We have relied on many of these exemptions periodic reports to date, and investors may find our common stock less attractive if we choose to continue to rely on these exemptions, in which case there may be a less active trading market for our common stock and our stock price may be more volatile.

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

The laws and regulations governing the marketing of diagnostic products are evolving, extremely complex and in many instances, there are no significant regulatory or judicial interpretations of these laws and regulations. Pursuant to its authority under the federal Food, Drug, and Cosmetic Act, or FDC Act, the FDA has jurisdiction over medical devices, including in vitro diagnostics and, therefore, potentially our clinical laboratory tests. Among other things, pursuant to the FDC Act and its implementing regulations, the FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, premarket clearance or approval, marketing and promotion, and sales and distribution of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In addition, the FDA regulates the import and export of medical devices.

Although the FDA has statutory authority to assure that medical devices and in vitro diagnostics, including potentially our tests, are safe and effective for their intended uses, the FDA has historically exercised its enforcement discretion and not enforced applicable provisions of the FDC Act and regulations with respect to laboratory developed tests, or LDTs, which are a particular type of medical device. We believe our tests are LDTs. As a result, we believe our tests are not currently subject to the FDA’s enforcement of its medical device regulations and the applicable FDC Act provisions.

Even though we commercialize our tests as LDTs, our tests may in the future become subject to more onerous regulation by the FDA. For example, the FDA may disagree with our assessment that our tests fall within the definition of an LDT and seek to regulate our tests as medical devices. Moreover, the FDA issued draft guidance and a 2017 Discussion Paper to allow for further public discussion about an appropriate LDT oversight approach and to give congressional committees the opportunity to develop a legislative solution. The FDA also solicited public input and published two final guidance documents in April 2018 relating to FDA oversight of NGS-based tests. These two guidance documents describe the FDA’s thinking and recommendations regarding test developer’s use of FDA-recognized standards to support analytical validity, and public human genetic variant databases to support clinical validity, of these tests. In December 2018, members of Congress released a discussion draft of a possible bill to regulate in vitro clinical tests including LDTs, which incorporated suggestions from the FDA and other industry stakeholders. The new bill is called the Verifying Accurate, Leading-edge IVCT Development (VALID) Act and would codify into law the term “in vitro clinical test” (IVCT), a new medical product category separate from medical devices and that includes products currently regulated as IVDs as well as LDTs. One especially notable feature in the discussion draft of the VALID Act is a precertification program that would enable a IVCT developer to be certified by FDA (or potentially by an FDA-accredited body) as having sufficient skill at developing IVCTs as to not require premarket review for each individual test developed and for which marketing is sought. This program would significantly streamline IVCT review but likely would take years to establish following congressional enactment of the VALID Act, the timing of which is subject to the often-unpredictable political process. Moreover, to date the VALID Act has not been formally introduced in Congress and, even if passed by Congress, it would need to be signed by the President in order to become law. Until the FDA finalizes its regulatory position regarding LDTs, or federal legislation is passed concerning regulation of LDTs, it is unknown how the FDA may regulate our tests in the future and what testing and data may be required to support any required clearance or approval as an medical device or an IVCT.

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

In addition to CLIA requirements, we elect to participate in the accreditation program of the College of American Pathologists, or CAP. The Centers for Medicare & Medicaid Services, or CMS, has deemed CAP standards to be equally or more stringent than CLIA regulations and has approved CAP as a recognized accrediting organization. Inspection by CAP is performed in lieu of inspection by CMS for CAP-accredited laboratories. Because we are accredited by the CAP Laboratory Accreditation Program, we are deemed to also comply with CLIA. While not required to operate a CLIA-certified laboratory, many private payors require CAP accreditation as a condition to contracting with clinical laboratories to cover their tests. In addition, some countries outside the United States require CAP accreditation as a condition to permitting clinical laboratories to test samples taken from their citizens. Failure to maintain CAP accreditation could have a material adverse effect on the sales of our tests and the results of our operations.

We are also required to maintain a license to conduct testing in the State of California. California laws establish standards for day-to-day operation of our clinical reference laboratory in Temple City, including with respect to the training and skills required of personnel, quality control and proficiency testing requirements. In addition, because we receive test specimens originating from New York, we have obtained a state laboratory permit for our Temple City laboratory from the New York Department of Health, or DOH. The New York state laboratory laws, regulations and rules are equal to or more stringent than the CLIA regulations and establish standards for the operation of a clinical laboratory and performance of test services, including education and experience requirements for laboratory directors and personnel; physical requirements of a laboratory facility; equipment validations; and quality management practices. The laboratory director must maintain a Certificate of Qualification issued by New York’s DOH in permitted categories. We are subject to on-site routine and complaint-driven inspections under both California and New York state laboratory laws and regulations. If we are found to be out of compliance with either California or New York requirements, the CA Department of Public Health or New York’s DOH may suspend, restrict or revoke our license or laboratory permit, respectively (and, with respect to California, may exclude persons or entities from owning, operating or directing a laboratory for two years following such license revocation), assess civil monetary penalties, or impose specific corrective action plans, among other sanctions. Any such actions could materially and adversely affect our business by prohibiting or limiting our ability to offer testing.

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

Our business is subject to federal and state laws that protect the privacy and security of personal health information, including the federal Health Insurance Portability and Accountability Act of 1986, or HIPAA, the federal Health Information Technology for Economic and Clinical Health Act, or HITECH, and similar state laws, as well as numerous other federal, state and foreign laws, including consumer protection laws and regulations, that govern the collection, dissemination, use, access to, confidentiality and security of patient health information. In addition, new laws and regulations that further protect the privacy and security of medical records or medical information are regularly considered by federal and state governments. Further, with the recent increase in publicity regarding data breaches resulting in improper dissemination of consumer information, federal and state governments have passed or are considering laws regulating the actions that a business must take if it experiences a data breach, such as prompt disclosure to affected customers. The Federal Trade Commission and states’ Attorneys General have also brought enforcement actions and prosecuted some data breach cases as unfair and/or deceptive acts or practices under the Federal Trade Commission Act and comparable state laws. In addition to data breach notification laws, some states have enacted statutes and rules requiring businesses to reasonably protect certain types of personal information they hold or to otherwise comply with certain specified data security requirements for personal information. We intend to continue to comprehensively protect all personal information and to comply with all applicable laws regarding the protection of such information.

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

In addition, various states, such as California (where our clinical laboratory is located) and Massachusetts, have implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. In addition to the California Confidentiality of Medical Information Act, California also recently enacted the California Consumer Privacy Act of 2018, or CCPA, which became effective on January 1, 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the EU General Data Protection Regulation. The CCPA establishes a new privacy framework for covered businesses in the State of California, by creating an expanded definition of personal information, establishing new data privacy rights for consumers imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches.

The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. Additionally, the interpretation, application and interplay of consumer and health-related data protection laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. As a result, it is possible that laws may be interpreted and applied in a manner that is inconsistent with our current practices. Moreover, these laws and their interpretations are constantly evolving and they may become more stringent over time. Complying with these laws or any new laws or interpretations of their application could involve significant time and substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. We may not be able to obtain or maintain compliance with the diverse privacy and security requirements in all of the jurisdictions in which we currently or plan to do business, and failure to comply with any of these requirements could result in civil or criminal penalties, harm our reputation and materially adversely affect our business.

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

Our industry and our operations are heavily regulated by various federal, state, local and foreign laws and regulations, and the regulatory environment in which we operate could change significantly and adversely in the future. These laws and regulations currently include, among others:

•	the FDA’s enforcement discretion policy with respect to LDTs;
•	CLIA’s and CAP’s regulation of our laboratory activities;

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

•

other federal and state fraud and abuse laws, such as anti-kickback laws, prohibitions on self-referral, fee-splitting restrictions, insurance fraud laws, anti-markup laws, prohibitions on the provision of tests at no or discounted cost to induce physician or patient adoption and false claims acts, some of which may extend to services reimbursable by any third-party payor, including private payors;

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

Any future growth of our business, including, in particular, growth of our international business and continued reliance on consultants, commercial partners and other third parties, may increase the potential for violating these laws. In some cases, our risk of violating these or other laws and regulations is further increased because of the lack of their complete interpretation by applicable regulatory authorities or courts, and their provisions are thus open to a variety of interpretations. Our recently launched Picture Genetics line of at-home genetic test offerings are patient-initiated screening tests, which may receive greater scrutiny from regulatory authorities than our traditional testing services that are offered directly to health care providers.

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

The Affordable Care Act made a number of substantial changes to the way healthcare is financed both by governmental and private payors. The Affordable Care Act also introduced mechanisms to reduce the per capita rate of growth in Medicare spending if expenditures exceed certain targets. Any such reductions could affect reimbursement payments for our tests. The Affordable Care Act also contains a number of other provisions, including provisions governing enrollment in federal and state healthcare programs, reimbursement matters and fraud and abuse, which we expect will impact our industry and our operations in ways that we cannot currently predict.

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

We cannot predict whether or when these or other recently enacted healthcare initiatives will be implemented at the federal or state level or how any such legislation or regulation may affect us. For instance, the payment reductions imposed by the Affordable Care Act and the changes to reimbursement amounts paid by Medicare for tests such as ours based on the procedure set forth in PAMA, could limit the prices we will be able to charge or the amount of available reimbursement for our tests, which would reduce our revenue. Additionally, these healthcare policy changes could be amended or additional healthcare initiatives could be implemented in the future. For instance, there is uncertainty regarding the continued effect of the Affordable Care Act in its current form and in light of the policies of the current administration and members of Congress, which have threatened to repeal, replace or change the Affordable Care Act. President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, although Congress has not passed comprehensive repeal legislation, at least two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. For example, the Tax Cuts and Jobs Act of 2017 repealed the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In December 2019, the Fifth Circuit Court of Appeals upheld a district court’s finding that the individual mandate in the Affordable Care Act is unconstitutional following removal of the penalty provision from the law. However, the Fifth Circuit reversed and remanded the case to the district court to determine if other reforms enacted as part of the Affordable Care Act but not specifically related to the individual mandate or health insurance could be severed from the rest of the Affordable Care Act so as not to have the law declared invalid in its entirety. It is unclear how this decision, subsequent appeals including potentially to the U.S. Supreme Court, and other efforts to repeal and replace the Affordable Care Act will affect the implementation of that law and our business.

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

Our advertising for laboratory services and tests is subject to federal truth-in-advertising laws enforced by the Federal Trade Commission (“FTC”), as well as comparable state consumer protection laws. Under the Federal Trade Commission Act (“FTC Act”), the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, injunctions affecting the manner in which we would be able to market services or products in the future, or criminal prosecution. In conjunction with the recent launch of our Picture Genetics line of at-home genetic test offerings that are initiated consumers, we plan to increase our advertising activities that would be subject to these federal and state truth-in-advertising laws. Any actual or perceived non-compliance with those laws could lead to an investigation by the FTC or a comparable state agency, or could lead to allegations of misleading advertising by private plaintiffs. Any such action against us would disrupt our business operations, cause damage to our reputation, and result in a material adverse effects on our business.

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

An active trading market for our common stock may not be sustained. Further, Mr. Hsieh, our founder, Chief Executive Officer and Chairman of our board of directors, beneficially owns just over one third of our outstanding voting equity. As a result, fewer shares are actively traded in the public market, which reduces the liquidity of our common stock. The lack of an active trading market could impair our stockholders’ ability to sell their shares at the desired time or at a price considered reasonable. Further, an inactive trading market may impair our ability to raise capital by selling shares of our common stock in the future, and may impair our ability to enter into strategic relationships or acquire companies or technologies using shares of our common stock as consideration.

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

•

general economic, political, industry and market conditions, including factors not directly related to our operating performance or the operating performance of our competitors, such as increased uncertainty in the U.S. regulatory environment for healthcare, trade and tax-related matters;

•

events that affect, or have the potential to affect, general economic conditions, including but not limited to political unrest, global trade wars, natural disasters, act of war, terrorism, or disease outbreaks (such as the recent outbreak of COVID-19, or the novel coronavirus);

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

Our executive officers, directors, beneficial owners of 5% or more of our outstanding voting equity and their respective affiliates collectively beneficially own the substantial majority of our outstanding voting equity, and of this, Mr. Hsieh, our founder, Chief Executive Officer and Chairman of our board of directors, by himself beneficially owns just over one third of our outstanding voting equity. As a result, these stockholders have the ability to control matters submitted to our stockholders for approval, including elections of directors, amendments to our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers to acquire our common stock that some of our stockholders feel are in their best interests, as the interests of these stockholders may not coincide with the interests of our other stockholders and they may act in a manner that advances their best interests and not necessarily those of all of our stockholders. Further, this concentration of ownership could adversely affect the prevailing market price for our common stock.

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

To raise capital or for other strategic purposes, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. In particular and in August 2019, we entered into an Equity Distribution Agreement with Piper Jaffray & Co. as sales agent (“Piper”), pursuant to which we may, from time to time, sell through Piper shares of our common stock with an aggregate purchase price of up to $30.0 million. During the year ended December 31, 2019, we sold an aggregate of 104,390 shares of our common stock pursuant to the Equity Distribution Agreement at a weighted-average selling price of $9.37 per share. We also may issue common stock or grant other equity awards for compensatory purposes under our equity incentive plan. If we issue common stock, convertible securities or other equity securities, including shares pursuant to the Equity Distribution Agreement or equity awards under our equity incentive plan, our then-existing stockholders could be materially diluted by such issuances and, if we otherwise issue preferred stock, new investors could gain rights, preferences and privileges senior to the holders of our common stock, any of which could cause the price of our common stock to decline.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters and laboratory operations are located in Temple City, California, where we lease and occupy approximately 12,000 square feet of office and laboratory space under leases that will expire in January 2021. The Company has options to renew some of these leases for three years. We use these facilities for all of our laboratory testing and management activities and certain research and development, administrative and other functions. We also lease approximately 2,200 square feet of office space near Atlanta, Georgia under a lease that will expire in November 2022 and approximately 11,600 square feet of office space in El Monte, California under a lease that will expire in August 2023, where we conduct certain research and development, customer service, report generation and other administrative activities, although no laboratory activities occur at either of these facilities. We believe our existing facilities are adequate for our current and expected near-term needs and additional space would be available on commercially reasonable terms if required.

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

Holders of Common Stock

As of March 1, 2020, there were 5 holders of record of our common stock, plus an indeterminate number of additional stockholders whose shares of our common stock are held on their behalf by brokerage firms or other agents.

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

Use of Proceeds from Registered Securities

On October 4, 2016, we completed the initial public offering of our common stock, or the IPO, pursuant to an Underwriting Agreement with Credit Suisse Securities (USA) LLC and Piper Jaffray & Co., as the representatives of the several underwriters, in which we issued and sold an aggregate of 4,830,000 shares of common stock (including 630,000 shares issued and sold on October 7, 2016 pursuant to the underwriters’ exercise in full of their option to purchase additional shares) at a public offering price of $9.00 per share. We received net proceeds of approximately $36.0 million, after deducting underwriting discounts and commissions and offering expenses paid or payable by us of approximately $4.4 million. The shares issued and sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-213469), as amended, and the final prospectus dated September 28, 2016 included in such registration statement, or the Prospectus.

To date, we have used $7.1 million of the net proceeds from the IPO, of which, $3.1 million was used for contributions to our joint venture, FF Gene Biotech in partial satisfaction of our contribution obligations under the joint venture cooperation agreement, and $4.0 million was used to fund the Company’s operation. All other net proceeds from the IPO are invested in investment-grade, interest-bearing securities, such as money market accounts, certificates of deposit, commercial paper and guaranteed obligations of the U.S. government. There has been no material change in the planned use of proceeds from the IPO from that described in the Prospectus.

On August 30 2019, we entered into an Equity Distribution Agreement with Piper Jaffray & Co. as sales agent, pursuant to which we may, from time to time, sell through Piper shares of our common stock with an aggregate purchase price of up to $30.0 million. During the year ended December 31, 2019, the Company sold an aggregate of 104,390 shares of its common stock pursuant to the Equity Distribution Agreement at a weighted-average selling price of $12.14 per share, which resulted in $979,000 of net proceeds to the Company. The shares issued and sold in the at-the-market offering were sold pursuant to a shelf registration statement registered under the Securities Act on a registration statement on Form S-3 (File No. 333-233227), as amended, and a prospectus supplement and accompanying base prospectus filed with the Securities and Exchange Commission on August 30, 2019.

In addition, on November 13, 2019 we entered into a Purchase Agreement with Piper Jaffray & Co. as representative of the several underwriters, pursuant to which we sold 2,673,750 shares of our common stock at a price of $10.51875 per share, with a public offering price of $11.25 per share. We received net proceeds of approximately $27.6 million, after deducting underwriting discounts and commissions and offering expenses paid or payable by us of approximately $2.4 million. The shares issued and sold in the underwritten offering were sold pursuant to a shelf registration statement registered under the Securities Act on a registration statement on Form S-3 (File No. 333-233227), as amended, and a prospectus supplement and accompanying base prospectus filed with the Securities and Exchange Commission on November 13, 2019.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in this report.

Forward-Looking Statements

The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical facts and relate to future events or circumstances or our future performance, and they are based on our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. The forward-looking statements in this discussion and analysis include statements about, among other things, our future financial and operating performance, our future cash flows and liquidity and our growth strategies, as well as anticipated trends in our business and industry. These forward-looking statements are subject to a number of risks and uncertainties, including, among others, those described under “Item 1A. Risk Factors” Part I of this report. Moreover, we operate in a competitive and rapidly evolving industry and new risks emerge from time to time. It is not possible for us to predict all of the risks we may face, nor can we assess the impact of all factors on our business or the extent to which any factor or combination of factors could cause actual results to differ from our expectations. In light of these risks and uncertainties, the forward-looking events and circumstances described in this discussion and analysis may not occur, and actual results could differ materially and adversely from those described in or implied by any forward-looking statements we make. Although we have based our forward-looking statements on assumptions and expectations we believe are reasonable, we cannot guarantee future results, levels of activity, performance or achievements or other future events. As a result, forward-looking statements should not be relied on or viewed as predictions of future events, and this discussion and analysis should be read with the understanding that actual future results, levels of activity, performance and achievements may be materially different than our current expectations. The forward-looking statements in this discussion and analysis speak only as of the date of this report, and except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

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

Our existing customer base consists primarily of hospitals, medical institutions and other laboratories, which are typically frequent and high-volume users of genetic tests and which often pay us directly for our tests. In addition, in 2019 we launched our first patient-initiated offering, Picture Genetics, but as of yet Picture Genetics does not represent a substantial percentage of the amount of tests we delivered. We believe our relationships with these customers provide a meaningful opportunity for further growth, as we seek to deepen these relationships and drive increased ordering. We also believe our offering could be attractive to other types of customers, including individual physicians and other practitioners, research institutions and other organizations, and we are building relationships in these new customer markets. Although we have devoted fewer overall resources to sales and marketing efforts than many of our competitors, we made material investments in our sales and marketing team and strategies, the global reach of our business and other aspects of our operations.

We offer tests at competitive prices, averaging approximately $555 per billable test delivered in 2019, and at a lower cost to us than many of our competitors, averaging approximately $241 per billable test delivered in 2019. Our volume has grown rapidly since our commercial launch, with 58,573 billable tests delivered in 2019, 22,298 billable tests delivered in 2018, and an aggregate of over 117,774 billable tests delivered to approximately 1,100 customers from inception through December 31, 2019. We have experienced compound quarterly growth of 17.1% in the number of billable tests delivered in our last eight completed fiscal quarters. We recorded revenue and loss from operations of $32.5 million and $411,000, respectively, in 2019, compared to revenue and loss from operations of $21.4 million and $5.6 million, respectively, in 2018. We achieved profitability in the first three months of 2017, and in the second and the third quarter of 2019, but we have recorded losses in all other periods since our inception.

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

2019 Developments

Partnered with Parkinson’s Foundation on Launch of Genetic Testing Initiative for People with Parkinson’s Disease

In 2019, the Company partnered with the Parkinson’s Foundation on a new genetic testing initiative for individuals living with Parkinson’s Disease. The nation-wide initiative, called PD GENEration: Mapping the Future of Parkinson’s Disease, provides genetic testing for clinically relevant Parkinson’s-related genes for eligible individuals. The initiative is offered through the Parkinson’s Foundation Centers of Excellence network and Parkinson Study Group sites, and it leverages the next generation genetic testing technology of the Company. As part of the collaboration agreement, the Company is compensated for processing, sequencing, and storing each DNA sample for patients participating in the initiative. Also supporting this initiative are Indiana University School of Medicine, providing genetic counseling for tested individuals; University of Florida CTSI Data Coordinating Center, assisting with secure data storage; and University of Rochester’s Clinical Trials Coordination Center. In collaboration with these partners, the Company has leveraged the flexibility of its broad testing catalog to select and develop a targeted list of seven genes relevant to Parkinson’s patients and clinicians: GBA, LRRK2, SNCA, PRKN, PARK7, VPS35, and PINK1. The Company analyzes and generates clinical reports for these target genes, and the findings are made available to the treating physicians and future researchers.

Genetic testing can help determine whether an individual’s genetic makeup indicates a potential genetic cause for Parkinson’s disease. This knowledge can assist patients and physicians in better understanding each case and can help to identify whether a patient qualifies for enrollment in certain clinical trials. Participants will also be able to better understand their genetic test results through free genetic counseling provided by Indiana University and on-site clinicians. Raw data accumulated through the initiative will be captured for future research by scientists to develop improved treatments and precision medicine options for Parkinson’s Disease.

Launched Picture Genetics, a Patient-Initiated Genetic Testing Offering

In 2019, the Company launched its first patient-initiated genetic testing offering, a new line of at-home screening tests that combines the Company’s advanced NGS solutions with actionable results and genetic counseling options for patients. Patients order test kits online, complete a sample collection at home and return the kits for processing and analysis by the Company. Patients receive results that have been reviewed by an independent external physician, as well as genetic counseling support to help them better understand their screening results. The Company has partnered with PWNHealth, an independent provider network, for physician review and genetic counseling. Picture Genetics offers three distinct at-home test options: Picture Parenting, Picture Newborn, and Picture Wellness. Picture Parenting is a carrier screening test that gives prospective parents better insight into their status as carriers of variants in 30 different genes which could affect their children. Picture Newborn and Picture Wellness offer insight into health risks based on genetic markers. All three tests are completed at home without the need for a doctor visit or insurance.

Expanded Reproductive Testing Options Including Preimplantation Genetic Testing (PGT)

In 2019, the Company expanded the reproductive testing options, including Preimplantation Genetic Testing (PGT). PGT (often called PGS, or preimplantation genetic screening), is appropriate for anyone undergoing IVF treatment, especially helpful for women who is over 35, who have previously experienced miscarriages, who want to reduce the likelihood of having multiples, couples experiencing infertility (male or female), and who have experienced IVF failure. By purposefully selecting chromosomally normal embryos for implantation, it will expand the prospects of a successful IVF treatment and a healthy pregnancy.

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

The growth of genetic testing in recent years has caused increased competition in our industry. This increased competition, as well as cost-saving initiatives on the part of government entities and other third-party payors, has resulted in downward pressure on the price for genetic analysis and interpretation, which could intensify in future periods if adoption of genetic testing becomes more widespread. We have reduced the prices for certain of our tests in recent periods to maintain our competitive position, and increased downward pricing pressure could harm our revenue and margins and our ability to achieve and sustain profitability. The impact of this pricing pressure has been and may continue to be intensified if we continue to incur increased expenses in order to meet customer demands and make investments in our business.

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

Mix of Customers

Through December 31, 2019, we have sold our tests to approximately 1,100 total customers. We consider each single billing and paying unit to be an individual customer, even though a unit may represent multiple physicians and healthcare providers ordering tests. The composition and concentration of our customer base can fluctuate from period to period, and in certain prior periods, a small number of customers has accounted for a significant portion of our revenue. Generally, we do not have long-term purchase agreements with any of our customers, including these key customers, and, as result, any or all of them could decide at any time to increase, accelerate, decrease, delay or discontinue their orders from us. Although we believe some of these fluctuations in customer demand may be attributable in part to the nature of our business, in which our customers can experience significant volatility in their genetic testing demand from period to period in the ordinary course of their operations, these demand fluctuations, particularly for our key customers, can have a significant impact on our period-to-period performance regardless of their cause.

Our existing customer base consists primarily of hospitals and medical institutions, which are typically frequent and high-volume users of genetic tests. Additionally, collection of billings from these institutional customers is generally more attainable than from other types of customers in today’s reimbursement environment, as approximately 87% of our test billings that were generated and due in 2019 were paid during that period. As a result, we believe our ability to maintain, strengthen and build this customer base could have a meaningful impact on our potential for growth.

We are also making efforts to diversify our customer market, including building relationships with research and other institutional customers, as well as national clinical laboratories, regional medical networks and various other organizations to facilitate access to physicians, practitioners and other new customer groups, including certain U.S. military and other government agencies. In addition, in 2019 we also launched our first patient-initiated testing product, Picture Genetics, and we hope to gain share in the patient-initiated testing market. We are also pursuing relationships with payors, including Medicare, some state Medicaid programs and commercial payors, in an effort to obtain coverage and reimbursement for our tests to make them accessible to more individual physicians. Subject to limited exceptions, none of these relationships obligate any party to order our tests at any agreed volume or frequency or at all, and as a result, these relationships may not lead to meaningful or any increases in our customer base, the number of billable tests we deliver or our revenue. However, we believe our ability to establish these relationships with new customer groups is critical to the growth of our business.

Ability to Maintain Our Broad and Flexible Test Menu

We believe the large number of genes we incorporate into our test menu provides a meaningful competitive advantage. We believe the breadth of genes in our portfolio allows us to provide more comprehensive genetic information and improves our variant detection rate, which can increase the clinical actionability of the data we produce. The breadth of genes in our portfolio also allows us to offer hundreds of pre-established, multi-gene panels that focus on specified genetic conditions, including our Focus and Comprehensive oncology panels and Beacon carrier screening panels and somatic cancer panels. In addition, all of our panel tests can be adjusted up or down to include more or fewer genes, or customers can design their own panels to their exact specifications, resulting in a flexible and customizable test menu. We believe our ability to continue to offer more genes and more ordering flexibility than our competitors could be a key contributor to the long-term growth of our business.

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

Ability to Obtain Reimbursement

In today’s market, third-party payors generally restrict the reimbursement of genetic testing to only a narrow subset of genetic tests and certain patients who meet specific criteria. The lack of widespread favorable reimbursement policies has presented a challenge for genetic testing companies in building sustainable business models. As part of our business plan for future growth, we intend to pursue coverage and reimbursement from third-party payors at a level adequate for us to achieve profitability with this payor group. However, we cannot predict whether, under what circumstances, or at what payment levels payors will cover and reimburse for our tests, and even if we are successful, we believe it could take several years to achieve coverage and adequate contracted reimbursement with third-party payors. To date, we have contracted directly with national health insurance companies to become an in-network provider and enrolled as a supplier with the Medicare program and some state Medicaid programs, which means that we have agreed with these payors to provide certain of our tests at negotiated rates. Although this does not guarantee that we will receive reimbursement for our tests from these or any other payors at adequate levels, we believe our low cost per billable test could enhance our ability to compete effectively in the third-party payor market and our flexibility in establishing relationships with additional third-party payors in the future. Our level of success in obtaining and maintaining adequate coverage and reimbursement from third-party payors for our testing services will, we believe, be a key factor in the rate and level of growth of our business over the long term.

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

Beginning on January 1, 2018, we recognized revenue pursuant to a comprehensive new revenue recognition standard based on several recent accounting pronouncements. Under the new standard, which is designed to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, we expect to recognize revenue from all customers on an accrual basis, which means that revenue will be recognized at the time of delivery to customers of genetic test results from an ordered test based on our expectation of receiving a cash payment for such tests. In general, the new revenue recognition standard will result in our recognition of revenue from hospitals and medical institutions at a similar time as we recognized revenue from these customers under the prior standard, and will result in our recognition of revenue from third-party payors earlier than we recognized revenue from these customers under the prior standard.

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

General and Administrative Expenses

General and administrative expenses include executive, finance, accounting, legal and human resources functions. These expenses consist of personnel costs, audit and legal expenses, consulting costs and allocated overhead expenses, including rent and utilities. We expense all general and administrative costs as incurred. We expect our general and administrative expenses will continue to increase in absolute dollars as we seek to continue to scale our operations. We also expect to continue to incur increased general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, or the SEC, and the Nasdaq Stock Market, additional insurance expenses, investor relations activities and other administrative and professional services.

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

The factors that most significantly impact our effective tax rate include the levels of certain deductions, including those related to equity-based compensation, a full valuation allowance, the effect of state income taxes, return to provision adjustments, and foreign tax rate differential. We expect these factors will continue to cause our consolidated effective tax rate to differ significantly from the U.S. federal income tax rate in future periods.

Results of Operations

The table below summarizes the results of our continuing operations for each of the periods presented. Historical results are not indicative of the results to be expected in the current period or any future period.

	Year Ended December 31,		$	%
	2019	2018	Change	Change
Statement of Operations Data:	(dollars in thousands, except Other Operating Data)
Revenue	$32,528	$21,351	$11,177	52%
Cost of revenue	14,107	10,697	3,410	32%
Gross profit	18,421	10,654	7,767	73%
Operating expenses:
Research and development	6,537	5,534	1,003	18%
Selling and marketing	5,898	4,652	1,246	27%
General and administrative	6,414	5,538	876	16%
Total operating expenses	18,849	15,724	3,125	20%
Operating loss	(428)	(5,070)	4,642	(92)%
Interest and other income, net	837	434	403	93%
Income (loss) before income taxes and equity loss in investee	409	(4,636)	5,045	(109)%
Provision for income taxes	43	36	7	19%
Income (loss) before equity loss in investee	366	(4,672)	5,038	(108)%
Equity loss in investee	(777)	(935)	158	(17)%
Net loss	$(411)	$(5,607)	$5,196	(93)%

Other Operating Data:
Billable tests delivered(1)	58,573	22,298	36,275	163%
Average price per billable test delivered(2)	$555	$958	$(403)	(42)%
Cost per billable test delivered(3)	$241	$480	$(239)	(50)%

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

Revenue

Revenue increased $11.2 million, or 52%, from $21.4 million in 2018 to $32.5 million in 2019. The increase in revenue between periods was primarily due to an increased number of billable tests delivered, offset by a substantial decline in the average selling price per test.

The average price of the billable tests we delivered decreased $403, or 42%, from $958 in 2018 to $555 in 2019. We believe this decrease was due to (i) lower price-points for the mix of tests we delivered in 2019, (ii) the mix of customers ordering tests in this period, which may order tests at different rates depending on the arrangements we have negotiated with them, and for which we may recognize different amounts of revenue at different times in the delivery and payment process based on the impact of our revenue recognition policy on, and differing collectability rates among, various customer groups, and (iii) our reduction of prices for certain of our tests due to general price degradation for genetic tests and other competitive factors during 2019.

Revenue from non-U.S. sources decreased $1.3 million, or 14%, from $8.8 million in 2018 to $7.5 million in 2019. The decrease in revenue from non-U.S. sources between periods was primarily due to decreased sales to customers in Canada, which decreased by $1.7 million, partially offset by an increase of $481,000 in revenue from sales to customers in other countries. The decrease in sales to customers in Canada was primarily attributable to decreased sales to a few customers that contributed a significant portion of our revenue in 2018 but ordered significantly fewer tests and generated significantly less revenue to us in 2019.

Aggregating customers that are under common control or are affiliates, one customer contributed 28% of our revenue in 2019, and one customer contributed 13%, respectively, in 2018.

Cost of Revenue

Cost of revenue increased $3.4 million, or 32%, from $10.7 million in 2018 to $14.1 million in 2019. The increase was primarily due to increases of $2.5 million in reagent and supply expenses related to increased billable tests delivered, $752,000 in personnel costs and $153,000 in stock-based compensation expense related to increased headcount.

Cost per billable test delivered decreased $239, or 50% from $480 in 2018 to $241 in 2019 as the increase in the number of billable tests we delivered was greater than the increase in our cost of revenue due to economies of scale related to the increased number of billable tests for the period. The greater increase in the number of billable tests we delivered was primarily attributable to new customers. Our cost per billable test decreased in part due to our efforts to leverage our technology, such as engineered chemistry and competitive analytics powered by artificial intelligence and machine learning, for the increased number of billable tests during 2019.

Our gross profit increased $7.8 million, or 73%, from $10.7 million in 2018 to $18.4 million in 2019. The increase in gross profit was primarily due to an increase in revenue between periods that exceeded the increase in cost of revenue over the same period. Our gross profit as a percentage of revenue, or gross margin, increased from 49.9% to 56.6% between periods due in part to the increase in revenue and decreases in our cost per billable test and cost of revenue described above.

Research and Development

Research and development expenses increased $1.0 million, or 18%, from $5.5 million in 2018 to $6.5 million in 2019. The increase was primarily due to increases of $879,000 in personnel costs and $291,000 in stock-based compensation expense related to increased headcount, and $141,000 in depreciation costs related to our increased efforts to maintain our technological advantage and expand our test menu, partially offset by a decrease of $410,000 in reagent and supply expenses related to additional consumables purchased in the prior period.

Selling and Marketing

Selling and marketing expenses increased $1.2 million, or 27%, from $4.7 million in 2018 to $5.9 million in 2019. The increase was primarily due to increases of $585,000 in personnel costs and $385,000 in stock-based compensation expense related to increased commission expense and stock award granted to sales representative, $159,000 in marketing materials cost related to increased billable tests delivered, and $95,000 in consulting and outside labor expense related to the increase of outside labor for customer services in the current period.

General and Administrative

General and administrative expenses increased $876,000, or 16%, from $5.5 million in 2018 to $6.4 million in 2019. The increase was primarily due to increases of $401,000 in legal and professional fees related to case settlement in the current period, $322,000 in merchant service fees related to increased revenue, $190,000 in personnel costs related to increased headcount, and $143,000 in software and licensing related to new billing software, partially offset by a decrease of $125,000 in bad debt expenses related to additional reserve for doubtful accounts in the prior period.

Interest and Other Income, Net

Interest income was $871,000 and $578,000 for 2019 and 2018, respectively. This income mainly related to interest received on various investments in marketable securities.

Other income (expense) was not significant for 2019 or 2018. The primary component of other income (expense) for 2019 and 2018 was foreign currency valuation gains (losses).

Provision for Income Taxes

We recorded income tax of $43,000 and $36,000 for 2019 and 2018, respectively. Our effective income tax rate was 10.5% and 0.7% of loss before income taxes for 2019 and 2018, respectively. The primary factors impacting our effective tax rate for 2019 were the effect of a full valuation allowance, return to provision adjustments, the foreign income tax rate differential, state income taxes, and certain expenses or adjustments related to equity-based compensation.  For 2018, the primary factors impacting our effective tax were the effect of a full valuation allowance, state income taxes, changes in foreign tax laws and certain expenses or adjustments related to equity-based compensation.

We have evaluated the realizability of our deferred tax assets and have concluded that it is more likely than not that we may not realize the benefit of the deferred tax assets, primarily as a result of operating losses in recent years and, accordingly, we have provided a full valuation allowance of $2.1 million and $1.4 million at December 31, 2019 and 2018, respectively. As a result, we did not record any federal or state income tax expense or benefit in the statement of operations, other than state minimum taxes. The temporary differences in existence for 2019 and 2018 are primarily from net operating losses, depreciation, research and development credits, equity-based compensation, our foreign joint venture investment, and the lease liability and related right of use asset.

See Note 11, Income Taxes, to our consolidated financial statements included in this report for more information regarding our income taxes.

Equity Loss in Investee

Equity loss in investee was $777,000 and $935,000 in 2019 and 2018, respectively, and relates to our 30% ownership interest in FF Gene Biotech.

Liquidity and Capital Resources

Liquidity and Sources of Cash

We had $12.0 million and $6.7 million in cash and cash equivalents as of December 31, 2019 and 2018, respectively, and $58.3 million and $30.7 million in marketable securities, consisting of corporate bonds, as of December 31, 2019 and 2018, respectively.

Since commencing operations in May 2012, our operations have been financed primarily by our founder, Chief Executive Officer and Chairman of our board of directors, Ming Hsieh, and in more recent periods, by cash from our operations and equity financings.

Our primary uses of cash are to fund our operations as we continue to invest in and seek to grow our business. Cash used to fund operating expenses is impacted by the timing of our expense payments, as reflected in the changes in our outstanding accounts payable and accrued expenses. In addition, in April 2017, in connection with the establishment of FF Gene Biotech, we became obligated to contribute to FF Gene Biotech genetic sequencing and other equipment with a total cost of 60,000,000 RMB over a five-year period, previously three-year per original agreement and amended in April 2019. To date, we have purchased and contributed to FF Gene Biotech equipment with an aggregate fair value of $3.1 million pursuant to these contribution obligations, of which $137,000 and $510,000 were contributed in 2019 and 2018, respectively. Depending on the performance of FF Gene Biotech, this joint venture may never produce sufficient revenue to us to recover these capital and other investments and could cause our revenue to decrease if any of our direct customers in Asia choose to order genetic tests from FF Gene Biotech instead of from us, any of which could negatively affect our liquidity and cash flow. In addition, although we have in the past made cash distributions for tax and other purposes to the equity holders of our predecessor, we do not expect to use our cash make these or any other types of distributions or dividends in the foreseeable future.

In August 2019, the Company entered into an Equity Distribution Agreement with Piper Jaffray & Co., as sales agent (“Piper”), pursuant to which the Company may offer and sell, from time to time through Piper, shares of its common stock having an aggregate offering price of up to $30.0 million. Piper is eligible to receive a commission of up to 3% of gross proceeds received by the Company for sales pursuant to the Equity Distribution Agreement. During the year ended December 31, 2019, the Company sold an aggregate of 104,390 shares of its common stock pursuant to the Equity Distribution Agreement at a weighted-average selling price of $12.14 per share, which resulted in $979,000 of net proceeds to the Company. Shares sold under the Equity Distribution Agreement are offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-233227) filed with the SEC on August 12, 2019 and declared effective on August 23, 2019, and a prospectus supplement and accompanying base prospectus filed with the Securities and Exchange Commission on August 30, 2019.

On November 13, 2019 we entered into a Purchase Agreement with Piper Jaffray & Co., as representative of the several underwriters, pursuant to which we sold 2,673,750 shares of our common stock at a price of $10.51875 per share, with a public offering price of $11.25 per share. We received net proceeds of approximately $27.6 million, after deducting underwriting discounts and commissions and offering expenses paid or payable by us of approximately $2.4 million. The shares issued and sold in the underwritten offering were sold pursuant to a shelf registration statement registered under the Securities Act on a registration statement on Form S-3 (File No. 333-233227), as amended, and a prospectus supplement and accompanying base prospectus filed with the Securities and Exchange Commission on November 13, 2019.

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

Cash Flows

The following table summarizes cash flows from continuing operations for each of the periods presented:

	Year Ended December 31,
	2019	2018
	(in thousands)
Net cash provided by (used in) operations	$5,517	$(675)
Net cash (used in) provided by investing activities	$(29,046)	$950
Net cash provided by financing activities	$28,775	$15

Operating Activities

Cash provided by operating activities in 2019 was $5.5 million. The difference between net loss and cash provided by operating activities for the period was primarily due to the effect of $3.2 million in equity-based compensation expenses and $2.1 million in the depreciation of assets. Cash provided by operating activities decreased between periods primarily due to the negative effect of a $839,000 increase in accounts receivable mainly due to the timing of collections from customers.

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

Investing Activities

Cash used in investing activities in 2019 was $29.0 million, which primarily related to $52.1 million in purchases of marketable securities, $1.2 million in purchases of fixed assets consisting mainly of medical laboratory equipment, computer hardware and leasehold improvements, and purchased equipment with an aggregate fair value of $137,000 contributed to FF Gene Biotech, partially offset by maturities of $24.4 million of marketable securities.

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

Financing Activities

Cash provided by financing activities in 2019 was $28.8 million, which primarily represents net proceeds from our at-the-market offering in August 2019 and our underwritten offering in November 2019.

Cash provided by financing activities in 2018 was minimal.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company, as this term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

This report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting, in accordance with applicable SEC rules that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2020 annual meeting of stockholders or an amendment to this report, in either case to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2020 annual meeting of stockholders or an amendment to this report, in either case to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2020 annual meeting of stockholders or an amendment to this report, in either case to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2020 annual meeting of stockholders or an amendment to this report, in either case to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2020 annual meeting of stockholders or an amendment to this report, in either case to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Consolidated Financial Statements.

The following financial statements are included immediately following the signature page hereof and are filed as part of this report:

(a)(2)	Financial Statement Schedules.

All financial statement schedules have been omitted, as they are not required, not applicable, or the required information is otherwise included.

(a)(3)	Exhibits.

The information required by this Item 15(a)(3) is set forth on the Exhibit Index immediately preceding the signature page of this report and is incorporated herein by reference.

Item 16. Form 10-K Summary.

We have elected not to provide summary information.

EXHIBIT INDEX

Exhibit Number	Description	Form	File Number	Incorporated by Reference Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated September 16, 2016, by and among the registrant, Fulgent MergerSub, LLC and Fulgent Therapeutics LLC.	S-1/A	333-213469	2.1	9/19/2016
3.1	Certificate of Incorporation of the registrant, dated May 13, 2016.	10-Q	001-37894	3.1	8/14/2017
3.1.1	Certificate of Amendment to Certificate of Incorporation of the registrant, dated August 2, 2016 .	10-Q	001-37894	3.1.1	8/14/2017
3.1.2	Certificate of Amendment to Certificate of Incorporation of the registrant, dated May 17, 2017.	10-Q	001-37894	3.1.2	8/14/2017
3.2	Bylaws of the registrant.	S-1/A	333-213469	3.2	9/26/2016
4.1	Form of Certificate of Common Stock of the registrant .	S-1/A	333-213469	4.1	9/19/2016
4.2	Investor’s Rights Agreement, dated May 17, 2016, by and between Fulgent Therapeutics LLC and Xi Long USA, Inc..	S-1	333-213469	4.2	9/2/2016
4.3	Description of the registrant’s securities.					X
10.1#	Form of Indemnification Agreement between the registrant and each of its officers and directors.	S-1	333-213469	10.1	9/2/2016
10.2#	Amended and Restated 2015 Equity Incentive Plan of Fulgent Therapeutics LLC.	S-1	333-213469	10.2	9/2/2016
10.3#	Form of Notice of Option Grant and Option Agreement under the Amended and Restated 2015 Equity Incentive Plan of Fulgent Therapeutics LLC.	S-1	333-213469	10.3	9/2/2016
10.4#	Form of Notice of Profits Interest Grant and Profits Interest Agreement under the Amended and Restated 2015 Equity Incentive Plan of Fulgent Therapeutics LLC.	S-1	333-213469	10.4	9/2/2016
10.5#	Form of Notice of Restricted Share Unit Grant and Restricted Share Unit Agreement under the Amended and Restated 2015 Equity Incentive Plan of Fulgent Therapeutics LLC.	S-1	333-213469	10.5	9/2/2016
10.6#	2016 Omnibus Incentive Plan of the registrant.	S-1/A	333-213469	10.6	9/26/2016
10.7#	Form of Notice of Stock Option Award and Stock Option Award Agreement under the 2016 Omnibus Incentive Plan of the registrant.	S-1	333-213469	10.7	9/2/2016
10.8#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under the 2016 Omnibus Incentive Plan of the registrant.	10-K	001-37894	10.8	3/17/2017
10.9#	Form of Option Substitution Award under the 2016 Omnibus Incentive Plan of the registrant.	S-1	333-213469	10.9	9/2/2016

Exhibit Number	Description	Form	File Number	Incorporated by Reference Exhibit	Filing Date	Filed Herewith
10.10#	Form of Notice of Restricted Stock Unit Substitution Award and Restricted Stock Unit Agreement under the 2016 Omnibus Incentive Plan of the registrant Form of Notice of Restricted Stock Unit Substitution Award and Restricted Stock Unit Agreement under the 2016 Omnibus Incentive Plan of the registrant.	S-1	333-213469	10.10	9/2/2016
10.11#	Employment Agreement, dated May 25, 2016, by and among Fulgent Therapeutics LLC, the registrant and Ming Hsieh.	S-1	333-213469	10.11	9/2/2016
10.12#	Employment Agreement, dated May 25, 2016, by and among Fulgent Therapeutics LLC, the registrant and Paul Kim.	S-1	333-213469	10.12	9/2/2016
10.13#	Amended and Restated Employment Agreement, dated May 25, 2016, by and among Fulgent Therapeutics LLC, the registrant and Han Lin Gao.	S-1	333-213469	10.13	9/2/2016
10.14#	Severance Agreement, dated July 7, 2016, by and among Fulgent Therapeutics LLC, the registrant and Ming Hsieh.	S-1	333-213469	10.14	9/2/2016
10.15#	Severance Agreement, dated July 7, 2016, by and among Fulgent Therapeutics LLC, the registrant and Paul Kim.	S-1	333-213469	10.15	9/2/2016
10.16#	Severance Agreement, dated July 7, 2016, by and among Fulgent Therapeutics LLC, the registrant and Han Lin Gao.	S-1	333-213469	10.16	9/2/2016
10.17	Contribution and Allocation Agreement, dated May 19, 2016, by and among Fulgent Therapeutics LLC, Fulgent Pharma LLC and Ming Hsieh.	S-1	333-213469	10.17	9/2/2016
10.18	Form of Fourth Amended and Restated Operating Agreement of Fulgent Therapeutics LLC, to be in effect upon completion of the Reorganization.	S-1/A	333-213469	2.1	9/19/2016
10.19	Commercial Leases, dated April 14, 2015, April 28, 2016, March 24, 2016 and August 1, 2016, by and between E & E Plaza LLC and Fulgent Therapeutics LLC.	S-1	333-213469	10.19	9/2/2016
10.20	Director Compensation Program of the registrant, effective as of September 28, 2016 and amended November 2, 2017.	10-K	001-37894	10.20	3/20/2018
10.21§	Cooperation Agreement on the Establishment of Fujian Fujun Gene Biotech Co., Ltd., dated April 25, 2017, by and among Shenzhen Fujin Gene Science & Technology Co., Ltd., Xilong Scientific Co., Ltd. and Fuzhou Jinqiang Investment Partnership (LP).	10-Q	001-37894	10.1	8/14/2017
10.22§	Supplemental Agreement to Cooperation Agreement, dated April 10, 2019, by and among Fulgent Genetics, Inc., Shenzhen Fujin Gene Technology Co., Ltd., Xilong Science Co., Ltd. and Fuzhou Jinqiang Investment Partnership (Limited).	10-Q	001-37894	10.1	8/12/2019

Exhibit Number	Description	Form	File Number	Incorporated by Reference Exhibit	Filing Date	Filed Herewith
10.23	Commercial Lease, dated January 31, 2018, by and between E & E Plaza LLC and Fulgent Therapeutics LLC.	10-K	001-37894	10.23	3/22/2019
10.24	Commercial Lease, dated April 1, 2018, by and between 4401 Santa Anita Corporation and Fulgent Genetics, Inc.	10-K	001-37894	10.24	3/22/2019
10.25	Equity Distribution Agreement, dated August 30, 2019, by and between Fulgent Genetics, Inc. and Piper Jaffray & Co.	8-K	001-37894	1.1	8/30/2019
10.26	Purchase Agreement, dated as of November 13, 2019, by and between Fulgent Genetics, Inc. and Piper Jaffray & Co.	8-K	001-37894	1.1	11/14/2019
21.1	Subsidiaries of the registrant.	10-K	001-37894	21.1	3/22/2019
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm, relating to the financial statements of the registrant.					X
24.1	Power of Attorney (included on the signature page hereto)					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

FULGENT GENETICS, INC.

Date: March 12, 2020	By:	/s/ Ming Hsieh
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

Name and Signature	Title	Date

/s/ Ming Hsieh	President, Chief Executive Officer and Chairman of the Board	March 12, 2020
Ming Hsieh	(principal executive officer)

/s/ Paul Kim	Chief Financial Officer	March 12, 2020
Paul Kim	(principal financial and accounting officer)

/s/John Bolger	Director	March 12, 2020
John Bolger

/s/ James J. Mulay (Mulé)	Director	March 12, 2020
James J. Mulay (Mulé)

/s/ Yun Yen	Director	March 12, 2020
Yun Yen

/s/ Linda Marsh	Director	March 12, 2020
Linda Marsh

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Fulgent Genetics, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fulgent Genetics, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Note 9 to the financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), and the related amendments.

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

March 12, 2020

We have served as the Company's auditor since 2016.

CONSOLIDATED FINANCIAL STATEMENTS

FULGENT GENETICS, INC.

Consolidated Balance Sheets

(in thousands, except par value data)

	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$11,965	$6,736
Marketable securities	16,304	24,298
Trade accounts receivable, net of allowance for doubtful accounts of $751 and $590, as of December 31, 2019 and 2018, respectively	6,555	5,948
Other current assets	2,255	2,561
Total current assets	37,079	39,543
Marketable securities, long-term	41,947	6,386
Equity method investments	872	1,512
Fixed assets, net	5,974	6,446
Operating lease right-of-use asset	2,633	—
Other long-term assets	251	17
Total assets	$88,756	$53,904
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,581	$1,313
Accrued liabilities	1,333	1,259
Income tax payable	24	—
Contract liabilities	365	166
Operating lease liabilities, short-term	420	—
Total current liabilities	3,723	2,738
Operating lease liabilities, long-term	2,256	—
Other long-term liabilities	—	14
Total liabilities	5,979	2,752
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value per share, 50,000 shares authorized, 21,483 and 18,172 shares issued and outstanding at December 31, 2019 and 2018, respectively	2	2
Preferred stock, $0.0001 par value per share, 1,000 shares authorized, no shares issued or outstanding at December 31, 2019 and 2018	—	—
Additional paid-in capital	146,058	114,203
Accumulated other comprehensive income (loss)	146	(35)
Accumulated deficit	(63,429)	(63,018)
Total stockholders’ equity	82,777	51,152
Total liabilities and stockholders’ equity	$88,756	$53,904

The accompanying notes are an integral part of these consolidated financial statements.

FULGENT GENETICS, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2019	2018
Revenue	$32,528	$21,351
Cost of revenue	14,107	10,697
Gross profit	18,421	10,654
Operating expenses:
Research and development	6,537	5,534
Selling and marketing	5,898	4,652
General and administrative	6,414	5,538
Total operating expenses	18,849	15,724
Operating loss	(428)	(5,070)
Interest and other income, net	837	434
Income (loss) before income taxes and equity loss in investee	409	(4,636)
Provision for income taxes	43	36
Income (loss) before equity loss in investee	366	(4,672)
Equity loss in investee	(777)	(935)
Net loss	$(411)	$(5,607)

Net loss per common share:
Basic	$(0.02)	$(0.31)
Diluted	$(0.02)	$(0.31)

Weighted-average common shares:
Basic	18,709	17,978
Diluted	18,709	17,978

The accompanying notes are an integral part of these consolidated financial statements.

FULGENT GENETICS, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2019	2018
Net loss	$(411)	$(5,607)
Other comprehensive income (loss)
Foreign currency translation loss	(17)	(44)
Net unrealized gain on marketable securities, net of tax	198	53
Comprehensive loss	$(230)	$(5,598)

The accompanying notes are an integral part of these consolidated financial statements.

FULGENT GENETICS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Stockholders' Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
Balance at December 31, 2017	17,847	$2	$111,884	$(44)	$(57,664)	$54,178
Equity-based compensation	—	—	2,304	—	—	2,304
Exercise of common stock options	40	—	15	—	—	15
Restricted stock awards	285	—	—	—	—	—
Cumulative effect of accounting change	—	—	—	—	327	327
Cumulative tax effect of accounting change	—	—	—	—	(74)	(74)
Other comprehensive gain, net	—	—	—	9	—	9
Net income (loss)	—	—	—	—	(5,607)	(5,607)
Balance at December 31, 2018	18,172	2	114,203	(35)	(63,018)	51,152
Equity-based compensation	—	—	3,209	—	—	3,209
Exercise of common stock options	100	—	38	—	—	38
Restricted stock awards	434	—	—	—	—	—
Issuance of common stock at an average of $9.37 per share, net	104	—	979	—	—	979
Issuance of common stock at an average of $10.34 per share, net	2,674	—	27,650	—	—	27,650
Repurchases of capital stock	(1)	—	(21)	—	—	(21)
Other comprehensive gain, net	—	—	—	181	—	181
Net income (loss)	—	—	—	—	(411)	(411)
Balance at December 31, 2019	21,483	$2	$146,058	$146	$(63,429)	$82,777

The accompanying notes are an integral part of these consolidated financial statements.

FULGENT GENETICS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018
Cash flow from operating activities:
Net loss	$(411)	$(5,607)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity-based compensation	3,209	2,304
Depreciation	2,107	2,163
Noncash lease expense	413	—
Loss on disposal of fixed asset	11	88
Amortization of premium of marketable securities	106	297
Provision for bad debt	189	309
Deferred taxes	(21)	36
Equity loss in investee	777	935
Other	52	44
Changes in operating assets and liabilities:
Accounts receivable	(839)	(1,970)
Other current and long-term assets	374	91
Accounts payable	(329)	102
Accrued liabilities and other current liabilities	264	533
Income tax payable	24	—
Operating lease liabilities	(409)	—
Net cash provided by (used in) operations	5,517	(675)
Cash flow from investing activities:
Purchases of fixed assets	(1,182)	(2,322)
Purchase of marketable securities	(52,077)	(24,187)
Maturities of marketable securities	24,350	27,969
Purchase of equipment contributed to Equity Method Investee	(137)	(510)
Net cash (used in) provided by investing activities	(29,046)	950
Cash flow from financing activities:
Proceeds from public offerings of common stock, net of issuance costs	28,758	—
Proceeds from exercise of stock options	38	15
Repurchases of capital stock	(21)	—
Net cash provided by financing activities	28,775	15
Effect of exchange rate changes on cash and cash equivalents	(17)	(44)
Net increase in cash and cash equivalents	5,229	246
Cash and cash equivalents at beginning of period	6,736	6,490
Cash and cash equivalents at end of period	$11,965	$6,736
Supplemental disclosures of cash flow information:
Income taxes paid	$20	$1
Supplemental disclosures of non-cash investing and financing activities:
Purchases of fixed assets in accounts payable	$557	$85
Operating lease right-of-use assets obtained in exchange for lease liabilities	$110	$—
Public offerings costs included in accounts payable	$129	$—

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

Nature of the Business

Fulgent Genetics, Inc., together with its subsidiaries (collectively referred to as the “Company,” unless otherwise noted or the context otherwise requires), is a growing technology company with an initial focus on offering comprehensive genetic testing to provide physicians with clinically actionable diagnostic information they can use to improve the quality of patient care (the “Diagnostics business”). In 2019, the Company launched its first patient-initiated product, Picture Genetics, a new line of at-home screening tests combines the Company’s advanced NGS solutions with actionable results and genetic counseling options for individuals. The Company has developed a proprietary technology platform that allows it to offer a broad and flexible test menu and continually expand and improve its proprietary genetic reference library. The Company’s test menu currently includes single-gene tests and pre-established, multi-gene, disease-specific panels that collectively test for many genetic conditions, including various cancers, cardiovascular diseases, neurological disorders and pediatric conditions. The Company’s existing customer base consists primarily of hospitals and medical institutions, which are typically frequent and high-volume users of genetic tests and which often pay the Company directly for its tests.

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

A roll-forward of the activity in the Company’s allowance for doubtful accounts is as follows:

	December 31,
	2019	2018
	(in thousands)
Allowance for doubtful accounts at beginning of year	$590	$287
Bad debt expense	189	309
Deductions	(28)	(6)
Allowance for doubtful accounts at end of year	$751	$590

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

Concentrations of Credit Risk, Customers and Suppliers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, accounts receivable and marketable securities, which consist of debt securities, and cash equivalents. As of December 31, 2019, substantially all of the Company’s cash and cash equivalents were deposited in accounts at financial institutions, and amounts may exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial strength of the depository institutions in which its cash and cash equivalents are held.

In certain periods, a small number of customers has accounted for a significant portion of the Company’s revenue. Aggregating customers that are under common control or are affiliates, one customer comprised 28% of total revenue in the year ended December 31, 2019, and one customer comprised 13% of total revenue in the year ended December 31, 2018. No customer comprised at least 10% of total accounts receivable as of December 31, 2019. One customer comprised 18% of total accounts receivable as of December 31, 2018.

Revenue from the U.S. government was less than 10% of total revenue in each of the years ended December 31, 2019 and 2018.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included as operating lease right-of-use (“ROU”) assets, operating lease liabilities, short-term, and operating lease liabilities, long-term, on the Company’s Consolidated Balance Sheets.

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

Performance Obligations

Genetic Testing Services

Clinical – Institutional and Patient Direct Pay

The Company’s clinical institutional contracts included within genetic testing services typically have a single performance obligation to deliver genetic testing services to the ordering facility or patient. Some arrangements involve the delivery of genetic testing services to research institutions, which we refer to as “sequencing as a service.” In arrangements with hospitals, patients who pay directly, medical or research institutions, the transaction price is stated within the contract and is therefore fixed consideration. For most of the Company’s clinical volume, we identified the hospital, patients, medical or research institutions as the customer in Step 1 of the model and have determined a contract exists with those customers in Step 1. As these contracts typically have a single performance obligation, no allocation of the transaction price is required in Step 4 of the model. Control over genetic testing services is transferred to the Company’s ordering facility at a point in time. Specifically, we determined the customer obtains control of the promised service upon delivery of test results.

Clinical – Insurance

The Company’s clinical insurance contracts included within genetic testing services typically have a single performance obligation to deliver genetic testing services to the ordering facility or patient. For most of the Company’s clinical insurance volume, we identified the patient as the customer in Step 1 of the model and have determined a contract exists with the patient in Step 1. In arrangements with insurance patients, the transaction price is stated within the contract, however, we accept payments from third-party payors that are less than the contractually stated price and is therefore variable consideration. In developing the estimate of variable consideration, we utilize the expected value method under a portfolio approach. The Company’s estimate requires significant judgment and is developed using historical reimbursement data from payors and patients, as well as known current reimbursement trends not reflected in the historical data. As these contracts typically have a single performance obligation, no allocation of the transaction price is required in Step 4 of the model. Control over genetic testing services is transferred to the Company’s ordering physicians at a point in time. Specifically, we determined the customer obtains control of the promised service upon delivery of the test results.

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

Significant Judgments and Contract Estimates

Genetic Testing Services

Accounting for clinical insurance contracts includes estimation of the transaction price, defined as the amount we expect to be entitled to receive in exchange for providing the services under the contract. Due to the Company’s out-of-network status with the majority of payors, estimation of the transaction price represents variable consideration. In order to estimate variable consideration, we utilize a portfolio approach in which payors with similar reimbursement experience are grouped into portfolios. The Company’s estimates of variable consideration are based primarily on historical reimbursement data. Certain assumptions will also be adjusted based on known and anticipated factors not reflected in the historical reimbursement data. We monitor these accrual estimates at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Both the initial accrual estimate and any subsequent revision to the estimate contain uncertainty and require the use of judgment in the estimation of the transaction price and application of the constraint for variable consideration. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect revenue and earnings in the period such variances become known.

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

Foreign Currency Translation and Foreign Currency Transactions

The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Expenses for these subsidiaries are translated using average rates in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in other comprehensive income (loss) as a component in the accompanying Consolidated Statements of Stockholders’ Equity. The Company’s subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property and nonmonetary assets and liabilities at historical rates. Gains and losses resulting from the remeasurements are included in interest and other income, net in the accompanying Consolidated Statements of Operations. Gains and losses from these remeasurements were not significant in the year ended December 31, 2019.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. Other comprehensive income or loss consists of unrealized gain or loss on marketable securities and foreign currency translation adjustments from its subsidiaries not using the U.S. dollar as their functional currency. The Company did not have reclassifications from other comprehensive income or loss to net loss during the year ended December 31, 2019.

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

Disaggregation of Revenue

The Company classifies its customers into three payor types, Clinical Institutional, Patients who pay directly or Clinical Insurance, as we believe this best depicts how the nature, amount, timing, and uncertainty of the Company’s revenue and cash flows are affected by economic factors. The following table summarizes revenue from contracts with customers by payor type for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
	2019	2018
	(in thousands)
Genetic Testing Services by payor
Institutional	$31,284	$19,980
Patient	539	547
Insurance	705	824
Total Revenue	$32,528	$21,351

There was no material variable consideration recognized in the current period that relates to performance obligations that were completed in the prior period.

Contract Balances

Receivables from contracts with customers - As of December 31, 2019 and 2018, receivables from contracts with customers were approximately $6.6 and $5.9 million, respectively, and are included within Trade accounts receivable on the Consolidated Balance Sheets.

Contracts assets and liabilities - As of December 31, 2019 and 2018, contract assets from contracts with customers were $150,000, associated with contract execution and included in other current assets in the accompanying Consolidated Balance Sheets. Contract liabilities are recorded when the Company receives payment prior to completing its obligation to transfer goods or services to a customer. The Company had $365,000 and $166,000 of contract liabilities as of December 31, 2019 and 2018, respectively. Revenues of $59,000 and $16,000 for the years ended December 31, 2019 and 2018, respectively, related to contract liabilities at the beginning of the respective periods were recognized.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements of the prior year in order to conform to the current year presentation. These reclassifications had no impact on shareholder’s equity or net income for the year ended December 31, 2018. In the Consolidated Balance Sheet for the year ended December 31, 2018, the financial statement line item Contract liabilities was reclassified from Accrued Liabilities.

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as December 31, 2019. ASC 606 provides certain practical expedients that limit the requirement to disclose the aggregate amount of transaction price allocated to unsatisfied performance obligations.

The Company applied the practical expedient to not disclose the amount of transaction price allocated to unsatisfied performance obligations when the performance obligation is part of a contract that has an original expected duration of one year or less. The Company does not have material future obligations associated with Genetic Testing Services that extend beyond one year.

Recent Accounting Pronouncements

We evaluate all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB) for consideration of their applicability. ASUs not included in the Company’s disclosures were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

ASU No. 2016-01

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments, including a provision that requires equity investments (except for investments accounted for under the equity method of accounting) to be measured at fair value, with changes in fair value recognized in current earnings. The ASU was effective for the Company in the first quarter of 2018. The adoption of this update did not have a material impact on the Company’s consolidated financial statements or disclosures.

ASU No. 2016-02

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. The FASB has issued subsequent amendments to improve and clarify the implementation guidance of Topic 842. The new standard requires an entity to recognize leases on the balance sheet and to disclose key information about the entity's leasing arrangements. The Company adopted this standard as of January 1, 2019 using the modified retrospective transition approach, including certain practical expedients, for all leases existing as of January 1, 2019, the effective and initial application date. Prior period financial statements were not recast under the new guidance. The Company elected to apply practical expedients, to not separate non-lease components from lease components, and to not reassess lease classification, treatment of initial direct costs, or whether an existing or expired contract contains a lease. The Company also elected to use the short-term exemption for all class assets. The adoption of the new standard resulted in recognition of operating lease liabilities of approximately $3.0 million with corresponding right-of-use assets of approximately the same amount. There was no impact to retained earnings upon adoption. This standard had a material impact on the Consolidated Balance Sheets and did not have a material impact on the Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

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

ASU No. 2017-08

In March 2017, the FASB issued ASU No. 2017-08, Receivables–Nonrefundable Fees and Other Costs (Subtopic 310-20). Under the ASU, entities must amortize to the earliest call date the premium on certain purchased callable debt securities. The ASU does not require any accounting change for debt securities held at a discount. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of this update did not have a material impact on the Company’s consolidated financial statements or disclosures.

ASU No. 2018-02

In February 2018, the FASB issued ASU No. 2018-02, Income Statement–Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted by the U.S. federal government on December 22, 2017 (the “2017 Tax Act”). Consequently, the amendments eliminate the stranded tax effects resulting from the 2017 Tax Act and will improve the usefulness of information reported to financial statement users. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The adoption of this update did not have a material impact on the Company’s consolidated financial statements or disclosures.

ASU No. 2018-15

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which provides new guidance on the accounting for implementation, set-up, and other upfront costs incurred in a hosted cloud computing arrangement. Under the new guidance, entities will apply the same criteria for capitalizing implementation costs as they would for an internal-use software license arrangement. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. This ASU can be adopted prospectively to eligible costs incurred on or after the date of adoption or retrospectively. The Company does not expect the adoption of the new guidance under the standard to materially affect its financial position or results of operations.

ASU No. 2019-12

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which is intended to reduce the complexity of accounting standards while maintaining or enhancing the helpfulness of information provided to financial statement users.  The amendment in this update simplifies the accounting for income taxes by removing some exceptions including the incremental approach for intraperiod tax allocation, the requirement to recognize a deferred tax liability for equity method investments,  the ability not to recognize a deferred tax liability for a foreign subsidiary, and the general methodology for calculating income taxes in an interim period. Other changes include requiring entities to recognize franchise tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, evaluate tax basis step-up in goodwill obtained in a transaction that is not a business combination, and reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date, making minor codification improvements for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method, and specifying that an entity is not required to allocate the consolidated current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements. This amendment is effective for public business entities beginning after December 15, 2020 with early adoption permitted. The Company has decided not to early adopt the amendments. The Company is currently evaluating the amendment and has not yet determined the impact on its consolidated financial statements.

Note 3. Marketable Securities

The Company’s marketable securities consisted of the following:

	December 31, 2019
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Marketable securities:
Short-term
Money market accounts	$4,700	$—	$—	$4,700
Corporate debt securities	17,962	43	(2)	18,003
Less: Cash equivalents	(6,399)	—	—	(6,399)
Total short-term marketable securities	16,263	43	(2)	16,304
Corporate debt securities	41,861	116	(30)	41,947
Total long-term marketable securities	41,861	116	(30)	41,947
Total marketable securities	$58,124	$159	$(32)	$58,251

	December 31, 2018
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Marketable securities:
Short-term
Money market accounts	$2,692	$—	$—	$2,692
United States Treasury	990	—	—	990
U.S. government agency securities	790	—	—	790
Corporate debt securities	22,613	1	(96)	22,518
Less: Cash equivalents	(2,692)	—	—	(2,692)
Total short-term marketable securities	24,393	1	(96)	24,298
Corporate debt securities	6,383	11	(8)	6,386
Total long-term marketable securities	6,383	11	(8)	6,386
Total marketable securities	$30,776	$12	$(104)	$30,684

Management determined that the gross unrealized losses of $32,000 on the Company’s marketable securities as of December 31, 2019 were temporary in nature. Gross unrealized losses on the Company’s marketable securities were $104,000 as of December 31, 2018. The Company currently does not intend to sell these securities prior to maturity and does not consider these investments to be other-than-temporarily impaired as of December 31, 2019.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the three-tier fair value hierarchy:

	December 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Marketable securities and cash equivalents:
Corporate debt securities	$59,950	$—	$59,950	$—
Money market accounts	4,700	4,700	—	—
Total marketable securities and cash equivalents	$64,650	$4,700	$59,950	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Marketable securities and cash equivalents:
Corporate debt securities	$28,904	$—	$28,904	$—
United States Treasury	990	—	990	—
U.S. government agency securities	790	—	790	—
Money market accounts	2,692	2,692	—	—
Total marketable securities and cash equivalents	$33,376	$2,692	$30,684	$—

The Company’s Level 1 assets include money market instruments and are valued based upon observable market prices. Level 2 assets consist of United States Treasury, U.S. government agency securities, and corporate debt securities. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. As of December 31, 2019 and 2018, the Company had no investments that were measured using unobservable (Level 3) inputs.

There were no transfers between fair value measurement levels during the years ended December 31, 2019 and 2018.

Gross unrealized gains or losses for cash equivalents and marketable securities as of December 31, 2019 were not material. As of December 31, 2019, unrealized losses for securities in an unrealized loss position for more than 12 months were zero. During the years ended December 31, 2019 and 2018, the Company did not recognize other-than-temporary impairment losses related to its marketable securities.

Note 5. Fixed Assets

Major classes of fixed assets consisted of the following:

		December 31,
	Useful Lives	2019	2018
		(in thousands)
Computer hardware	3 Years	$1,705	$1,579
Computer software	3 Years	541	495
Medical lab equipment	5 Years	10,493	8,136
Furniture and fixtures	5 Years	235	233
Leasehold improvements	Shorter of lease term or estimated useful life	876	802
Assets not yet placed in service		114	1,087
Total		13,964	12,332
Less: Accumulated depreciation		(7,990)	(5,886)
Property and equipment, net		$5,974	$6,446

Depreciation expense on fixed assets totaled $2.1 million and $2.2 million for the years ended December 31, 2019 and 2018, respectively.

Note 6. Other Current Assets

Other current assets consisted of the following:

	December 31,
	2019	2018
	(in thousands)
Reagents	$277	$314
Contract assets	150	150
Prepaid expenses	1,288	556
Prepaid income taxes	46	1,251
Marketable securities interest receivable	478	220
Other receivable	16	70
Total	$2,255	$2,561

Reagents are used for DNA sequencing applications in the Company’s DNA sequencing equipment.

Note 7. Reporting Segment and Geographic Information

The Company views its operations and manages its business in one reporting segment. Long-lived assets were primarily located in the United States as of December 31, 2019 with an insignificant amount located in Canada. All long-lived assets were located in the United States as of December 31, 2018. Revenue by region for the years ended December 31, 2019 and 2018 were as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Revenue:
United States	$25,014	$12,579
Foreign:
Canada	2,245	3,984
Other Countries	5,269	4,788
Total	$32,528	$21,351

Note 8. Commitments and Contingencies

Operating Leases

See Note 9, Leases, for further information.

Gene Biotech

See Note 15 for a description of the Company’s commitments related to its joint venture, FF Gene Biotech (as defined in Note 15).

Purchase Obligations

As of December 31, 2019, the Company had non-cancelable purchase obligations of $2.9 million for reagents and other supplies, of which, $1.5 million is payable within twelve months, and $1.4 million is payable within the next twenty-four months.

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

Rent expense, including sublease consideration, was approximately $548,000 and $418,000 for the years ended December 31, 2019 and 2018, respectively.

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

As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the commencement date in determining the discount rate used to calculate present value lease payment. The Company determined its incremental borrowing rate based on inquiries with its bank. The Company’s lease agreements do not contain any residual value guarantees, material restrictive covenants, bargain purchase options or asset retirement obligations. Lease expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. The Company’s leases do not contain variable lease payments. The Company does not have any short-term leases and thus has excluded short-term costs from the table below. Other than the new lease in Georgia, the Company did not enter into any new leases during the year ended December 31, 2019.

The following was operating lease expense:

Year Ended December 31, 2019
(in thousands)
Operating lease cost	$587

Supplemental cash flow information related to leases was the following:

Year Ended December 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$535
Noncash lease expense	$413
Right-of-assets obtained in exchange for new operating lease liabilities	$110

Supplemental information related to leases was the following:

December 31, 2019
Weighted average remaining lease term - operating leases	5.6 years
Weighted average discount rate - operating leases	6.25%

The following is a maturity analysis of operating lease liabilities using undiscounted cash flows on an annual basis with renewal periods included:

Operating Leases
(in thousands)
Year Ending December 31,
2020	$575
2021	591
2022	597
2023	567
2024	330
Thereafter	532
Total lease payments	3,192
Less imputed interest	(516)
Total	$2,676

Supplemental Information for Comparative Periods

As of December 31, 2018, prior to the adoption of Topic 842, future minimum payments under non-cancelable operating leases are as follows:

Operating Leases
(in thousands)
Year Ending December 31,
2019	$560
2020	559
2021	550
2022	558
2023	567
Thereafter	862
Total minimum payments	$3,656

Note 10. Equity-Based Compensation

The Company has included equity-based compensation expense as part of cost of revenue and operating expenses in the accompanying Consolidated Statements of Operations as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Cost of revenue	$676	$523
Research and development	1,024	732
Selling and marketing	845	460
General and administrative	664	589
Total	$3,209	$2,304

Award Activity

Option Awards

The following table summarizes activity for options to acquire shares of the Company’s common stock in the years ended December 31, 2019 and 2018:

	Number of Shares Subject to Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balance at December 31, 2017	465	$0.84		8.0	$1,785
Granted	10	$3.93	$2.92
Exercised	(40)	$0.38	$5.80
Canceled	(18)	$8.19	$8.47
Balance at December 31, 2018	417	$0.64		7.1	$1,116
Granted	30	$6.98	$4.58
Exercised	(100)	$0.38	$5.36
Canceled	(6)	$0.38	$7.10
Balance at December 31, 2019	341	$1.27		6.4	$3,960
Exercisable as of December 31, 2019	284	$0.64		6.0	$3,482

(1)

Aggregate intrinsic value is calculated as the difference between (i) the exercise price of options that, as of the applicable date, have an exercise price in excess of the fair value of the Company’s common stock, and (ii) the fair value of the Company’s common stock as of the applicable date.

The total fair value of options that vested during the years ended December 31, 2019 and 2018 was $549,000 and $645,000, respectively. As of December 31, 2019, the remaining unrecognized compensation expense related to all outstanding option awards was $146,000 and is expected to be recognized over a weighted-average period of 0.5 year.

RSU Awards

RSUs are awards that entitle the holder to receive shares of the Company’s common stock upon satisfaction of vesting conditions. Each RSU represents the contingent right to receive one share of the Company’s common stock upon vesting and settlement.

The following table summarizes activity for RSUs relating to shares of the Company’s common stock in the years ended December 31, 2019 and 2018:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
Balance at December 31, 2017	937	$7.39
Granted	554	$4.39
Vested and settled	(285)	$7.78
Forfeited	(120)	$5.77
Balance at December 31, 2018	1,086	$5.94
Granted	982	$7.00
Vested and settled	(434)	$6.39
Forfeited	(123)	$5.38
Balance at December 31, 2019	1,511	$6.54

The RSU awards granted in the years ended December 31, 2019 and 2018 will result in aggregate equity-based compensation expense of $6.9 million and $2.4 million, respectively, in each case to be recognized over four years from the grant date of each award granted in the period. As of December 31, 2019, the remaining unrecognized compensation expense related to all outstanding RSU awards was $8.7 million and is expected to be recognized over a weighted-average period of 2.9 years. As of December 31, 2018, the remaining unrecognized compensation expense related to all outstanding RSU awards was $5.6 million and is expected to be recognized over a weighted-average period of 2.9 years.

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

•	Risk-Free Interest Rate. The Company determines the risk-free interest rate by using the equivalent to the expected term based on the U.S. Treasury yield curve in effect as of the date of grant.

•	Dividend Yield. The assumed dividend yield is based on the Company’s expectation that it will not pay dividends in the foreseeable future, which is consistent with its history of not paying dividends.

•	Expected Volatility. The Company calculates expected volatility based on historical volatility data of its stock that is publicly traded.

•	Forfeiture Rate. The Company accounts for forfeitures as they occur.

Awards to Employees

The table below sets forth the weighted-average assumptions used in the Black-Scholes option-pricing model to estimate the fair value of options to acquire shares of the Company’s common stock granted to employees during the year ended December 31, 2019 and 2018.

	Year Ended December 31,
	2019	2018
Expected term (in years)	6.1	6.1
Risk-free interest rates	1.8%	2.8%
Dividend yield	—	—
Expected volatility	73.6%	87.4%

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

As of December 31, 2019 and 2018 the Company has incurred net taxable losses, and accordingly, a current provision for income taxes has only been recorded for nominal federal and state taxes. This amount differs from the amount computed by applying the U.S. federal income tax rate of 21.0% to pretax loss due primarily to the provision of a valuation allowance to the extent of the Company’s net deferred tax asset.

The following table summarizes income (loss) before income taxes and equity loss in investee:

	Year Ended December 31,
	2019	2018
	(in thousands)
U.S. income (loss) before income taxes and equity loss in investee	$679	$(4,602)
Foreign income (loss) before income taxes and equity loss in investee	(270)	(34)
Income (loss) before income taxes and equity loss in investee	$409	$(4,636)

Income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2019	2018
	(in thousands)
Current:
Federal	$5	$—
State	38	—
Total Current	43	—
Deferred:
Federal	(249)	(987)
State	(280)	(308)
Change in valuation allowance	529	1,331
Total Deferred	—	36
Total income tax expense (benefit)	$43	$36

Reconciliation of the difference between the federal statutory income tax rate and the effective income tax rate is as follows:

	Year Ended December 31,
	2019	2018
Tax provision at federal statutory rate	21.00%	21.00%
State taxes	-46.76%	4.37%
Foreign tax rate differential	13.83%	—
Stock based compensation	-53.53%	-4.08%
Return to provision	-57.11%	2.31%
Meals and entertainment	3.87%	-0.13%
Other	0.01%	-0.22%
Change in valuation allowance	129.22%	-23.90%
Tax provision	10.53%	-0.65%

The following table summarizes the elements of the deferred tax assets (liabilities):

	Year Ended December 31,
	2019	2018
	(in thousands)
Deferred tax assets
Accrued vacation and other accrued expenses	$97	$118
Provision for bad debts	180	136
Net operating losses	445	699
Stock based compensation	609	579
Unrealized loss on investments	—	21
State income taxes	8	9
Foreign	545	343
Credits	680	261
Lease liability	643	—
Gross deferred tax assets	3,207	2,166
Less: Valuation allowance	(2,125)	(1,448)
Net deferred tax assets	1,082	718
Deferred tax liabilities
Depreciation	419	644
Right of use asset	633	—
Other	30	74
Total deferred tax liabilities	1,082	718
Net deferred tax assets (liabilities)	$—	$—

As of December 31, 2019, the Company has estimated federal and state net operating loss (“NOL”) carryforwards of $1.6 million and $1.9 million for federal and state income tax purposes, respectively. The Company’s federal NOL of $1.6 million does not expire. The Company’s state NOLs are scheduled to expire from 2022 through 2039.  Past ownership changes and other equity transactions may have triggered Section 382 and 383 provisions of the Internal Revenue Code, resulting in certain annual limitations on the utilization of existing federal and state net operating losses and credits. Such provisions may limit the potential future tax benefit to be realized by the Company from its accumulated net operating losses and credits.

FASB ASC 740 requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred income tax assets will not be realized. The Company has evaluated the realizability of its deferred tax assets and has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets, primarily as a result of operating losses in recent years and, accordingly, has provided a full valuation allowance of $2.1 million and $1.4 million at December 31, 2019 and 2018, respectively. The increase in the valuation allowance of $677,000 for the year ended December 31, 2019 was primarily due to net operating losses, depreciation, research and development credits, equity-based compensation, our foreign joint venture investment, and the lease liability and related right of use asset.

During 2019 and 2018 the Company recorded a deferred tax asset related to its equity method investment in FF Gene Biotech.  When realized, the asset will generate a capital loss which may only be used to offset capital gain income.  The Company does not currently have any capital gain income and has therefore recorded a full valuation allowance against this asset.

Uncertain Tax Positions

The Company is subject to income taxation by the United States government and certain states in which the Company's activities give rise to an income tax filing requirement. The Company does not have income tax filing requirements in any foreign jurisdiction. As of December 31, 2019, there were no pending tax audits in any jurisdiction.   The tax returns are subject to statutes of limitations that vary by jurisdiction.  At December 31, 2019, the Company remains subject to income tax examinations in the U.S. and various states for tax years 2016 through 2019.

The Company had no accrual for interest or penalties at December 31, 2019 or 2018, and has not recognized interest or penalties during the years ended December 31, 2019 and 2018.

While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company's accrued positions. Accordingly, additional provisions on federal, state and foreign tax-related matters could be recorded in future periods as revised estimates are settled or otherwise resolved.

Note 12. Loss per Share

The following is a reconciliation of the basic and diluted loss per share computations:

	Year Ended December 31,
	2019	2018
	(in thousands, except per share data)
Net loss	$(411)	$(5,607)
Weighted-average common shares - outstanding, basic	18,709	17,978
Weighted-average common shares - outstanding, diluted	18,709	17,978
Net loss per common share, basic	$(0.02)	$(0.31)
Net loss per common share, diluted	$(0.02)	$(0.31)

The following securities have been excluded from the calculation of diluted loss per share for all periods presented because their effect would have been anti-dilutive:

	Year Ended December 31,
	2019	2018
	(in thousands)
Options	36	413
RSUs	161	857

The anti-dilutive shares described above were calculated using the treasury stock method. During the years ended December 31, 2019 and 2018, the Company had outstanding options and RSUs that were excluded from the weighted-average share calculation for continuing operations due to the Company’s net loss positions.

Note 13. Retirement Plans

The Company offers a 401(k) retirement savings plan (the “401(k) Plan”) for its employees, including its executive officers, who satisfy certain eligibility requirements. The Internal Revenue Code of 1986, as amended, allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) Plan. The Company matches contributions to the 401(k) Plan based on the amount of salary deferral contributions the participant makes to the 401(k) Plan. The Company will match up to 3% of an employee’s compensation that the employee contributes to his or her 401(k) Plan account. Total Company matching contributions to the 401(k) Plan were $237,000 and $176,000 in the years ended December 31, 2019 and 2018, respectively.

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

From time to time, the Company performs research testing services, on an arms-length basis, for the Foundation. The Company recognized an insignificant amount and zero during the years ended December 31, 2019 and 2018, respectively, as consideration for such services. Additionally, the Company subleases certain of its headquarters facilities to the Foundation. The Company recognized $16,000 and $33,000 in the years ended December 31, 2019 and 2018, respectively, as consideration for such sublease. As of December 31, 2019 and 2018, an insignificant amount and zero, respectively, was owed to the Company by the Foundation in connection with these relationships.

From time to time, the Company performs genetic sequencing services, on an arms-length basis, for the University. The Company recognized $53,000 and $66,000 in the years ended December 31, 2019 and 2018, respectively, as consideration for such services. As of December 31, 2019 and 2018, $39,000 and $51,000, respectively, was owed to the Company by the University in connection with this relationship.

As more fully described in Note 15, in April 2017, the Company, through an affiliated company formed for the purpose of the relationship, entered into a cooperation agreement (the “JV Agreement”) with Xilong Scientific Co., Ltd. (“Xilong Scientific”) and Fuzhou Jinqiang Investment Partnership (LP) (“FJIP”) to form a joint venture under the laws of the PRC called Fujian Fujun Gene Biotech Co., Ltd. (“FF Gene Biotech”). Xilong Scientific is an affiliate of Xi Long, which, as of December 31, 2019, owned 9% of the outstanding shares of the Company’s common stock, and FJIP is owned by key management of FF Gene Biotech, including Dr. Han Lin Gao, the Chief Scientific Officer and a large stockholder of the Company and the owner of approximately 25% of FJIP.

Fulgent Pharma utilizes space in the facility at which the Company’s laboratory and corporate headquarters are located. Since the completion of the Pharma Split-Off, Fulgent Pharma reimburses the Company, on an arms-length basis, for the portion of the rent the Company pays that is attributable to the space used by Fulgent Pharma, which amounts are not significant. As of December 31, 2019 and 2018, $26,000 and $22,000, respectively, was owed to the Company by Fulgent Pharma as a result of this arrangement, which is recorded in Other receivable in Other current assets in the accompanying Consolidated Balance Sheets.

Note 15. Equity Method Investments

In April 2017, the Company, through an affiliated company formed for the purpose of the relationship, entered into the JV Agreement with Xilong Scientific and FJIP to form FF Gene Biotech, a joint venture formed under the laws of the PRC to offer genetic testing services to customers in the PRC. Pursuant to the terms of the JV Agreement, the Company has agreed to contribute to FF Gene Biotech genetic sequencing and other equipment with a total cost of 60,000,000 renminbi (“RMB”) over a five-year period for a 30% ownership interest in FF Gene Biotech, previously three-year per original agreement and amended in April 2019. Xilong Scientific has agreed to contribute to FF Gene Biotech 102,000,000 RMB over a five-year period for a 51% ownership interest in the FF Gene Biotech, previously three-year per original agreement and amended in April 2019. FJIP has agreed to contribute to FF Gene Biotech 19,000,000 RMB over a ten-year period for a 19% ownership interest in FF Gene Biotech, previously five-year per original agreement and amended in April 2019. The Company’s maximum exposure to fund losses of FF Gene Biotech as a result of its minority ownership of this entity is equal to its contribution obligation under the JV Agreement as described above. As of December 31, 2019, 39,300,000 RMB (or approximately $5.6 million U.S. dollars) remained to be contributed to FF Gene Biotech by the Company under the terms of the JV Agreement, and the Company has purchased and contributed equipment with an aggregate fair value of $3.1 million pursuant to its contribution commitment under the JV Agreement, of which, $137,000 and $510,000 were contributed in the year ended December 31, 2019 and 2018, respectively. The Company accounted for this contribution in accordance with ASC 845, Nonmonetary Transactions, and recorded an investment based on the fair value of the contributed equipment, which is the same as carryover basis.

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

The Company accounts for its 30% interest in FF Gene Biotech using the equity method of accounting. The Company recorded its proportionate share of the losses of FF Gene Biotech for the year ended December 31, 2019 and 2018 in the accompanying Consolidated Statements of Operations, and recorded its contribution during the period, net of its proportionate share in the accumulated losses of FF Gene Biotech, in the accompanying Consolidated Balance Sheet as of December 31, 2019 and 2018.

The Company entered into a license agreement with FF Gene Biotech, pursuant to which it granted FF Gene Biotech a license to use certain of the Company’s clinical molecular diagnostic gene detection technology and related software and proprietary reference library of genetic information, along with any improvements on this technology the Company may develop during the term of the license agreement. Under the license agreement, FF Gene Biotech paid to the Company, on a quarterly basis, certain royalties based on the revenues of FF Gene Biotech. The license agreement expired on December 31, 2018. The Company earned an insignificant amount of royalties under the license agreement for the year ended December 31, 2018. In 2019, FF Gene Biotech provided curation services, on an arms-length basis, for the Company, the cost of such services was insignificant for the year ended December 31, 2019.

The financial information of the subsidiary is consolidated in the summarized financial information for FF Gene Biotech disclosed below.

Equity method investments as of December 31, 2019 and 2018 consisted of the following:

	December 31,
	2019		2018
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
	(in thousands)		(in thousands)
FF Gene Biotech	$872	30%	$1,512	30%
Total equity method investments	$872	30%	$1,512	30%

Summary Financial Information

Summary financial information for FF Gene Biotech is as follows:

	December 31,
	2019	2018
Consolidated Balance Sheet Data:	(in thousands)
Current assets	$3,007	$1,916
Non-current assets	$4,457	$4,068
Current liabilities	$3,748	$2,415
Non-current liabilities	$889	$—
Minority interest	$(426)	$—
Stockholders' equity	$3,253	$3,569

	Year Ended December 31,
	2019	2018
Consolidated Statement of Operations Data:	(in thousands)
Net sales	$4,055	$1,254
Gross profit	$1,354	$67
Net loss	$(3,009)	$(3,101)

Share of loss from investments accounted for using the equity method	$(777)	$(935)

Note 16. Equity Distribution Agreement

In August 2019, the Company entered into an Equity Distribution Agreement with Piper Jaffray & Co., as sales agent (“Piper”), pursuant to which the Company may offer and sell, from time to time through Piper, shares of its common stock having an aggregate offering price of up to $30.0 million. Piper is eligible to receive a commission of up to 3% of gross proceeds received by the Company for sales pursuant to the Equity Distribution Agreement. During the year ended December 31, 2019, the Company sold an aggregate of 104,390 shares of its common stock pursuant to the Equity Distribution Agreement at a weighted-average selling price of $12.14 per share, which resulted in $979,000 of net proceeds to the Company. Shares sold under the Equity Distribution Agreement are offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-233227) filed with the SEC on August 12, 2019 and declared effective on August 23, 2019, and a prospectus supplement and accompanying base prospectus filed with the Securities and Exchange Commission on August 30, 2019.

Note 17. Underwriting Agreement

On November 13, 2019 we entered into a Purchase Agreement with Piper Jaffray & Co. as representative of the several underwriters, pursuant to which we sold 2,673,750 shares of our common stock at a price of $10.51875 per share, with a public offering price of $11.25 per share. We received net proceeds of approximately $27.6 million, after deducting underwriting discounts and commissions and offering expenses paid or payable by us of approximately $2.4 million. The shares issued and sold in the underwritten offering were sold pursuant to a shelf registration statement registered under the Securities Act on a registration statement on Form S-3 (File No. 333-233227), as amended, and a prospectus supplement and accompanying base prospectus filed with the Securities and Exchange Commission on November 13, 2019.

Note 18. Selected Quarterly Financial Data (Unaudited)

The tables below set forth the Company’s quarterly Consolidated Statements of Operations data for the eight quarters ended December 31, 2019. In the opinion of management, this quarterly data has been prepared on the same basis as the accompanying consolidated financial statements and includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the report in which these consolidated financial statements are included for descriptions of the effects of any extraordinary, unusual or infrequently occurring items recognized in any of the periods covered by this data. The results for any one quarter are not indicative of the results to be expected in the current period or any future period.

	Three Months Ended
	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	Mar. 31, 2018
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenue	$8,387	$10,347	$8,424	$5,370	$5,673	$5,625	$5,400	$4,653
Cost of revenue	3,634	3,885	3,620	2,968	2,769	2,612	2,544	2,772
Gross profit	4,753	6,462	4,804	2,402	2,904	3,013	2,856	1,881
Operating expenses:
Research and development	1,795	1,744	1,574	1,424	1,426	1,438	1,212	1,458
Selling and marketing	1,635	1,687	1,304	1,272	1,128	1,115	1,279	1,130
General and administrative	1,732	1,522	1,631	1,529	1,379	1,306	1,366	1,487
Total operating expenses	5,162	4,953	4,509	4,225	3,933	3,859	3,857	4,075
Operating income (loss)	(409)	1,509	295	(1,823)	(1,029)	(846)	(1,001)	(2,194)
Interest and other income, net	249	189	192	207	98	143	98	95
Income (loss) before income taxes and equity loss in investee	(160)	1,698	487	(1,616)	(931)	(703)	(903)	(2,099)
Provision for (benefit from) income taxes	(38)	61	7	13	888	(318)	(100)	(434)
Income (loss) before equity loss in investee	(122)	1,637	480	(1,629)	(1,819)	(385)	(803)	(1,665)
Equity loss in investee	(174)	(175)	(149)	(279)	(234)	(210)	(246)	(245)
Net income (loss)	$(296)	$1,462	$331	$(1,908)	$(2,053)	$(595)	$(1,049)	$(1,910)

Net income (loss) per common share:
Basic	$(0.01)	$0.08	$0.02	$(0.10)	$(0.11)	$(0.03)	$(0.06)	$(0.11)
Diluted	$(0.01)	$0.08	$0.02	$(0.10)	$(0.11)	$(0.03)	$(0.06)	$(0.11)