Form 10-Q
period 2020-03-31
Fulgent Genetics, Inc.
filed 2020-05-06
CIK 1674930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 1, 2020, there were 21,697,884 outstanding shares of the registrant’s common stock.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FULGENT GENETICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value data)

(unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$9,302	$11,965
Marketable securities	18,028	16,304
Trade accounts receivable, net of allowance for doubtful accounts of $862 and $751, as of March 31, 2020 and December 31, 2019, respectively	6,371	6,555
Other current assets	3,324	2,255
Total current assets	37,025	37,079
Marketable securities, long-term	43,294	41,947
Equity method investments	623	872
Fixed assets, net	5,698	5,974
Operating lease right-of-use asset	2,525	2,633
Other long-term assets	160	251
Total assets	$89,325	$88,756
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,855	$1,581
Accrued liabilities	2,024	1,333
Income tax payable	56	24
Contract liabilities	444	365
Operating lease liabilities, short-term	431	420
Total current liabilities	5,810	3,723
Operating lease liabilities, long-term	2,143	2,256
Total liabilities	7,953	5,979
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value per share, 50,000 shares authorized, 21,672 and 21,483 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	2	2
Preferred stock, $0.0001 par value per share, 1,000 shares authorized, no shares issued or outstanding at March 31, 2020 and December 31, 2019	—	—
Additional paid-in capital	146,948	146,058
Accumulated other comprehensive income (loss)	(193)	146
Accumulated deficit	(65,385)	(63,429)
Total stockholders’ equity	81,372	82,777
Total liabilities and stockholders’ equity	$89,325	$88,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$7,753	$5,370
Cost of revenue	4,057	2,968
Gross profit	3,696	2,402
Operating expenses:
Research and development	1,978	1,424
Selling and marketing	1,597	1,272
General and administrative	2,035	1,529
Total operating expenses	5,610	4,225
Operating loss	(1,914)	(1,823)
Interest and other income, net	241	207
Loss before income taxes and equity loss in investee	(1,673)	(1,616)
Provision for income taxes	34	13
Loss before equity loss in investee	(1,707)	(1,629)
Equity loss in investee	(249)	(279)
Net loss	$(1,956)	$(1,908)

Net loss per common share:
Basic	$(0.09)	$(0.10)
Diluted	$(0.09)	$(0.10)

Weighted-average common shares:
Basic	21,566	18,228
Diluted	21,566	18,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(1,956)	$(1,908)
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(3)	15
Net unrealized (loss) gain on marketable securities, net of tax	(336)	115
Comprehensive loss	$(2,295)	$(1,778)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Stockholders' Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
Balance at December 31, 2019	21,483	$2	$146,058	$146	$(63,429)	$82,777
Equity-based compensation	—	—	924	—	—	924
Exercise of common stock options	33	—	12	—	—	12
Restricted stock awards	159	—	—	—	—	—
Repurchases of capital stock	(3)	—	(46)	—	—	(46)
Other comprehensive gain (loss)	—	—	—	(339)	—	(339)
Net income (loss)	—	—	—	—	(1,956)	(1,956)
Balance at March 31, 2020	21,672	2	146,948	(193)	(65,385)	81,372

	Stockholders' Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
Balance at December 31, 2018	18,172	$2	$114,203	$(35)	$(63,018)	$51,152
Equity-based compensation	—	—	583	—	—	583
Exercise of common stock options	9	—	4	—	—	4
Restricted stock awards	105	—	—	—	—	—
Other comprehensive gain (loss)	—	—	—	130	—	130
Net income (loss)	—	—	—	—	(1,908)	(1,908)
Balance at March 31, 2019	18,286	$2	$114,790	$95	$(64,926)	$49,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flow from operating activities:
Net loss	$(1,956)	$(1,908)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity-based compensation	924	583
Depreciation	569	535
Noncash lease expense	108	100
Amortization of premium of marketable securities	105	37
Provision for bad debt	121	—
Equity loss in investee	249	279
Other	(42)	(28)
Changes in operating assets and liabilities:
Accounts receivable	104	1,414
Other current and long-term assets	(924)	64
Accounts payable	1,907	79
Income tax payable	34	—
Accrued liabilities and other current liabilities	268	(7)
Operating lease liabilities	(101)	(93)
Net cash provided by operating activities	1,366	1,055
Cash flow from investing activities:
Purchases of fixed assets	(796)	(134)
Purchase of marketable securities	(7,992)	(5,988)
Maturities of marketable securities	4,926	3,600
Net cash used in investing activities	(3,862)	(2,522)
Cash flow from financing activities:
Proceeds from exercise of stock options	12	4
Payment of public offering costs	(130)	—
Repurchases of capital stock	(46)	—
Net cash (used in) provided by financing activities	(164)	4
Effect of exchange rate changes on cash and cash equivalents	(3)	15
Net decrease in cash and cash equivalents	(2,663)	(1,448)
Cash and cash equivalents at beginning of period	11,965	6,736
Cash and cash equivalents at end of period	$9,302	$5,288
Supplemental disclosures of non-cash investing and financing activities:
Fixed assets included in accounts payable	$43	$45
Purchase of marketable securities in other current liabilities	$500	$—
Public offerings costs included in accounts payable	$1	$—

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

Nature of the Business

Fulgent Genetics, Inc., together with its subsidiaries (collectively referred to as the “Company,” unless otherwise noted or the context otherwise requires), is a technology company offering comprehensive genetic testing providing physicians with clinically actionable diagnostic information they can use to improve the quality of patient care. The Company has developed a proprietary technology platform that allows it to offer a broad and flexible test menu and continually expand and improve its proprietary genetic reference library, while maintaining accessible pricing, high accuracy and competitive turnaround times. Combining next generation sequencing, or NGS, with its technology platform, the Company performs full-gene sequencing with deletion/duplication analysis in single-gene tests; pre-established, multi-gene, disease-specific panels; and customized panels that can be tailored to meet specific customer needs. In 2019, the Company launched its first patient-initiated product, Picture Genetics, a new line of at-home screening tests that combines the Company’s advanced NGS solutions with actionable results and genetic counseling options for individuals. The Company believes its test menu offers more genes for testing than its competitors in today’s market, which enables it to provide expansive options for test customization and clinically actionable results. A cornerstone of the Company’s business is its ability to provide expansive options and flexibility for all clients’ unique genetic testing needs.

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements as of and for the fiscal year ended December 31, 2019, which are included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2020 (the “2019 Annual Report”), and, in the opinion of management, include all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the Company’s financial position and results of operations. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or any other period. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2019 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the disclosures required by U.S. GAAP. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements included in the 2019 Annual Report, including the notes thereto.

Note 2. Summary of Significant Accounting Policies

See the summary of the Company’s significant accounting policies set forth in the notes to its consolidated financial statements included in the 2019 Annual Report.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting periods. These estimates, judgments and assumptions are based on historical data and experience available at the date of the accompanying condensed consolidated financial statements, as well as various other factors management believes to be reasonable under the circumstances, including but not limited to the potential impacts arising from the recent global pandemic related to the novel coronavirus (“COVID-19”). As the extent and duration of the impacts from COVID-19 remain unclear, the Company’s estimates and assumptions may evolve as conditions change. Actual results could differ significantly from these estimates. Actual results could differ from these estimates.

On an on-going basis, management evaluates its estimates, primarily those related to: (i) revenue recognition criteria, (ii) accounts receivable and allowances for doubtful accounts, (iii) the useful lives of fixed assets, (iv) estimates of tax liabilities and (v) equity method investments.

Foreign Currency Translation and Foreign Currency Transactions

The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in other comprehensive income (loss) in the accompanying Condensed Consolidated Statements of Stockholders’ Equity. Gains and losses from these translations were not significant in the first quarters of 2020 and 2019. The Company and its subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property and nonmonetary assets and liabilities at historical rates. Losses from these remeasurements were $85,000 in the first quarter of 2020. Gain and losses from these remeasurements were not significant in the first quarter of 2019.

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

Concentration of Customers

In certain periods, a small number of customers has accounted for a significant portion of the Company’s revenue. In the first quarter of 2020, after aggregating customers that are under common control or are affiliates, no customer contributed 10% or more of the Company’s revenue. In the in the first quarter of 2019, after aggregating customers that are under common control or are affiliates, two customers contributed 20% and 11% of the Company’s revenue. No customer comprised 10% or more of total accounts receivable as of March 31, 2020 and December 31, 2019.

Revenue from Contracts with Customers

Disaggregation of Revenue

The Company classifies its customers into three payor types, Clinical Institutional, Patients who pay directly or Clinical Insurance, as the Company believes this best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. The following table summarizes revenue from contracts with customers by payor type for the first quarters of 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Genetic Testing Services by payor
Institutional	$7,478	$5,119
Patient	141	102
Insurance	134	149
Total Revenue	$7,753	$5,370

Contract Balances

Receivables from contracts with customers  - As of March 31, 2020 and December 31, 2019, receivables from contracts with customers were approximately $6.4 million and $6.6 million, respectively, and are included within Trade accounts receivable on the Condensed Consolidated Balance Sheets.

Contracts assets and liabilities - As of March 31, 2020 and December 31, 2019, contract assets from contracts with customers were $150,000, associated with contract execution and included in other current assets in the accompanying Condensed Consolidated Balance Sheets. Contract liabilities are recorded when the Company receives payment prior to completing its obligation to transfer goods or services to a customer. The Company had $444,000 and $365,000 of contract liability as of March 31, 2020 and December 31, 2019, respectively. Revenues of $242,000 and $33,000 for the three months ended March 31, 2020 and 2019, respectively, related to contract liabilities at the beginning of the respective periods were recognized.

Transaction Price Allocated to Future Performance Obligations

The Company does not have material future obligations associated with genetic testing services that extend beyond one year.

Recent Accounting Pronouncements

The Company evaluates all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB) for consideration of their applicability. ASUs not included in the Company’s disclosures were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s condensed consolidated financial statements.

ASU No. 2016-13

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those reporting periods for public business entities that meet the definition of an U.S. Securities and Exchange (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application of the amendments is permitted. The Company does not expect the adoption of the new guidance under the standard to materially affect its financial position or results of operations and plans to adopt during the fiscal year 2023.

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

Note 3. Marketable Securities

The Company’s marketable securities consisted of the following:

	March 31, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Marketable securities:
Short-term
Money market accounts	$3,943	$—	$—	$3,943
Corporate debt securities	18,048	31	(51)	18,028
Less: Cash equivalents	(3,943)	—	—	(3,943)
Total short-term marketable securities	18,048	31	(51)	18,028
Long-term
Corporate debt securities	42,484	125	(318)	42,291
U.S. government agency securities	1,000	3	—	1,003
Total long-term marketable securities	43,484	128	(318)	43,294
Total marketable securities	$61,532	$159	$(369)	$61,322

	December 31, 2019
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Marketable securities:
Short-term
Money market accounts	$4,700	$—	$—	$4,700
Corporate debt securities	17,962	43	(2)	18,003
Less: Cash equivalents	(6,399)	—	—	(6,399)
Total short-term marketable securities	16,263	43	(2)	16,304
Corporate debt securities	41,861	116	(30)	41,947
Total long-term marketable securities	41,861	116	(30)	41,947
Total marketable securities	$58,124	$159	$(32)	$58,251

Management determined that the gross unrealized losses of $369,000 on the Company’s marketable securities as of March 31, 2020 were temporary in nature. Gross unrealized losses on the Company’s marketable securities were $32,000 as of December 31, 2019. The Company currently does not intend to sell these securities prior to maturity and does not consider these investments to be other-than-temporarily impaired as of March 31, 2020.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the three-tier fair value hierarchy:

	March 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Marketable securities and cash equivalents:
Corporate debt securities	$60,319	$—	$60,319	$—
U.S. government agency securities	1,003	—	1,003	—
Money market accounts	3,943	3,943	—	—
Total marketable securities	$65,265	$3,943	$61,322	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Marketable securities and cash equivalents:
Corporate debt securities	$59,950	$—	$59,950	$—
Money market accounts	4,700	4,700	—	—
Total marketable securities and cash equivalents	$64,650	$4,700	$59,950	$—

The Company’s Level 1 assets include money market instruments and are valued based upon observable market prices. Level 2 assets consist of U.S. government agency securities and corporate debt securities. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. As of March 31, 2020, the Company had no investments that were measured using unobservable (Level 3) inputs.

There were no transfers between fair value measurement levels during the first quarter of 2020.

Gross unrealized gains or losses for cash equivalents and marketable securities as of March 31, 2020 were not material. As of March 31, 2020, there were no unrealized losses for securities in an unrealized loss position for more than 12 months. During the three months ended March 31, 2020, the Company did not recognize other-than-temporary impairment losses related to its marketable securities.

Note 5. Fixed Assets

Major classes of fixed assets consisted of the following:

		March 31,	December 31,
	Useful Lives	2020	2019
		(in thousands)
Computer hardware	3 Years	$1,711	$1,705
Computer software	3 Years	541	541
Medical lab equipment	5 Years	10,540	10,493
Furniture and fixtures	5 Years	235	235
Leasehold improvements	Shorter of lease term or estimated useful life	876	876
Assets not yet placed in service		354	114
Total		14,257	13,964
Less: Accumulated depreciation		(8,559)	(7,990)
Property and equipment, net		$5,698	$5,974

Depreciation expense on fixed assets totaled $569,000 and $535,000 for the first quarters of 2020 and 2019, respectively.

Note 6. Significant Balance Sheet Accounts

Other current assets consisted of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Reagents and supplies	$1,531	$277
Contract assets	150	150
Prepaid expenses	1,211	1,288
Prepaid income taxes	46	46
Marketable securities interest receivable	354	478
Other receivable	32	16
Total	$3,324	$2,255

Reagents are used for DNA sequencing applications in the Company’s DNA sequencing equipment.

Note 7. Reporting Segment and Geographic Information

The Company views its operations and manages its business in one reporting segment. Long-lived assets were primarily located in the United States as of March 31, 2020 and December 31, 2019 with an insignificant amount located in Canada. Revenue by region was as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Revenue:
United States	$5,639	$3,613
Foreign:
Canada	619	538
Other Countries	1,495	1,219
Total	$7,753	$5,370

Note 8. Commitments and Contingencies

Operating Leases

See Note 9, Leases, for further information.

FF Gene Biotech

See Note 14 for a description of the Company’s commitments related to its joint venture, FF Gene Biotech (as defined in Note 14).

Purchase Obligations

As of March 31, 2020, the Company had non-cancelable purchase obligations of $3.2 million for reagents and other supplies, of which, $2.7 million is payable within the next twelve months, and $469,000 is payable within the next twenty-four months.

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

The Company adopted new accounting standard ASC 842, Leases, on January 1, 2019. Upon adoption, the Company recorded right-of-use (“ROU”) assets of $3.0 million and short-term and long-term lease liabilities of $384,000 and $2.6 million, respectively. The difference between the ROU asset and liability is due to the existing balance of deferred rent at the date of adoption. There was no impact to retained earnings upon adoption.

As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the commencement date in determining the discount rate used to calculate present value lease payment. The Company determined its incremental borrowing rate based on inquiries with its bank. The Company’s lease agreements do not contain any residual value guarantees, material restrictive covenants, bargain purchase options or asset retirement obligations. Lease expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. The Company’s leases do not contain variable lease payments. The Company does not have any short-term leases and thus has excluded short-term costs from the table below. The Company did not enter into any new leases during the three months ended March 31, 2020.

The following was operating lease expense:

	Three months ended March 31,
	2020	2019
	(in thousands)
Operating lease cost	$149	146

Supplemental cash flow information related to leases was the following:

	Three months ended March 31,
	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$163	134
Noncash lease expense	$108	100

Supplemental information related to leases was the following:

March 31, 2020
Weighted average remaining lease term - operating leases	5.4 years
Weighted average discount rate - operating leases	6.25%

The following is a maturity analysis of operating lease liabilities using undiscounted cash flows on an annual basis with renewal periods included:

Operating Leases
(in thousands)
Year Ending December 31,
2020 (remaining 9 months)	$433
2021	591
2022	597
2023	567
2024	330
2025	317
Thereafter	215
Total lease payments	3,050
Less imputed interest	(476)
Total	$2,574

Note 10. Equity-Based Compensation

The Company has included equity-based compensation expense as part of cost of revenue and operating expenses in the accompanying Condensed Consolidated Statements of Operations as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cost of revenue	$231	$142
Research and development	312	178
Selling and marketing	171	125
General and administrative	210	138
Total	$924	$583

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

In order to determine the Company’s quarterly provision for income taxes, the Company used an estimated annual effective tax rate for the full fiscal year ending December 31, 2020, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates, adjusted for discrete items recognized during the period. Certain significant or unusual items are separately recognized in the quarter during which they occur and can cause the effective tax rate to vary from quarter to quarter.

The Company’s effective tax rates were -2% and -1% for the three months ended March 31, 2020 and 2019, respectively. The change in effective tax rate for the three months ended March 31, 2020 and 2019 was primarily attributable to the full valuation allowance and certain minimum state income taxes.

Note 12. Loss per Share

The following table presents the calculation of basic and diluted loss per share for the first quarters of 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share data)
Net loss	$(1,956)	$(1,908)
Weighted-average common shares—outstanding, basic	21,566	18,228
Weighted-average common shares—outstanding, diluted	21,566	18,228
Net loss per common share, basic	$(0.09)	$(0.10)
Net loss per common share, diluted	$(0.09)	$(0.10)

The following securities have been excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Options	307	400
RSUs	1,367	1,068

The anti-dilutive shares described above were calculated using the treasury stock method. During the first quarters of 2020 and 2019, the Company had outstanding stock options and RSUs that were excluded from the weighted-average share calculation due to the Company’s net loss position.

Note 13. Related Party

Dr. Yun Yen, who is a member of the Company’s Board of Directors and a stockholder, serves as the President and Chairman of the Board for the Sino-American Cancer Foundation (the “Foundation”) and served as the President for the Taipei Medical University (the “University”), from August 1, 2011 through July 31, 2016.

From time to time, the Company performs research testing services, on an arms-length basis, for the Foundation. The Company recognized zero in revenue during the first quarters of 2020 and 2019, as consideration for such services. Additionally, the Company subleased certain of its headquarters facilities to the Foundation prior to April 2019. The Company recognized $8,000 in the first quarter of 2019, as consideration for such sublease. As of March 31, 2020, and December 31, 2019, an insignificant amount was owed to the Company by the Foundation in connection with these relationships.

From time to time, the Company performs genetic sequencing services, on an arms-length basis, for the University. The Company recognized $49,000 and $13,000 as consideration for such services in the first quarters of 2020 and 2019, respectively. As of March 31, 2020, and December 31, 2019, $49,000 and $39,000, respectively, was owed to the Company by the University in connection with this relationship.

As more fully described in Note 14, in April 2017, the Company, through an affiliated company formed for the purpose of the relationship, entered into a cooperation agreement (the “JV Agreement”) with Xilong Scientific Co., Ltd. (“Xilong Scientific”) and Fuzhou Jinqiang Investment Partnership (LP) (“FJIP”) to form a joint venture under the laws of the People’s Republic of China (“PRC”) called Fujian Fujun Gene Biotech Co., Ltd. (“FF Gene Biotech”). Xilong Scientific is an affiliate of Xi Long USA, Inc., a large stockholder of the Company that, as of March 31, 2020, owned 9.3% of the outstanding shares of the Company’s common stock, and FJIP is owned by key management of FF Gene Biotech, including Dr. Han Lin Gao, the Chief Scientific Officer and a large stockholder of the Company and the owner of approximately 25% of FJIP.

Fulgent Pharma, LLC, or Fulgent Pharma, a former subsidiary of one of the Company's subsidiaries utilizes space in the facility at which the Company’s laboratory and corporate headquarters are located. Fulgent Pharma reimburses the Company for the portion of the rent the Company pays that is attributable to the space it uses, which amounts are not significant. As of March 31, 2020, and December 31, 2019, $25,000 and $26,000, respectively, was due from Fulgent Pharma as a result of this arrangement, which is recorded in Other receivable in Other current assets in the accompanying Condensed Consolidated Balance Sheets.

Note 14. Equity Method Investments

In April 2017, the Company, through an affiliated company formed for the purpose of the relationship, entered into the JV Agreement with Xilong Scientific and FJIP to form FF Gene Biotech, a joint venture formed under the laws of the PRC to offer genetic testing services to customers in the PRC. Pursuant to the terms of the JV Agreement, the Company has agreed to contribute to FF Gene Biotech genetic sequencing and other equipment with a total cost of 60,000,000 renminbi (“RMB”) over a five-year period for a 30% ownership interest in FF Gene Biotech, previously three-year per original agreement and amended in April 2019, Xilong Scientific has agreed to contribute to FF Gene Biotech 102,000,000 RMB over a five-year period for a 51% ownership interest in the FF Gene Biotech, previously three-year per original agreement and amended in April 2019, and FJIP has agreed to contribute to FF Gene Biotech 19,000,000 RMB over a ten-year period for a 19% ownership interest in FF Gene Biotech, previously five-year per original agreement and amended in April 2019. The Company’s maximum exposure to fund losses of FF Gene Biotech as a result of its minority ownership of this entity is equal to its contribution obligation under the JV Agreement as described above. As of March 31, 2020, 39,300,000 RMB (or approximately $5.5 million U.S. dollars) remains to be contributed to the investee under the terms of the JV agreement. To date, the Company has purchased and contributed equipment with an aggregate fair value of $3.1 million pursuant to its contribution commitment under the JV Agreement. The Company accounted for this contribution in accordance with ASC 845, Nonmonetary Transactions, and recorded an investment based on the fair value of the contributed equipment, which is the same as carryover basis.

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

The Company accounts for its 30% interest in FF Gene Biotech using the equity method of accounting. The Company recorded its proportionate share of the losses of FF Gene Biotech in the three months ended March 31, 2020 in the accompanying Condensed Consolidated Statements of Operations, and recorded its contribution to date, net of its proportionate share in the accumulated losses of FF Gene Biotech, in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2020.

Equity method investments as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020		December 31, 2019
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
	(in thousands)
FF Gene Biotech	$623	30%	$872	30%
Total equity method investments	$623	30%	$872	30%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included in this report. Additionally, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the Securities and Exchange Commission, or SEC, in preparing this discussion and analysis, we presume that readers have access to and have read the discussion and analysis of our financial condition and results of operations included in our annual report on Form 10-K for our fiscal year ended December 31, 2019 filed with the SEC on March 13, 2020, or the 2019 Annual Report. As used in this discussion and analysis and elsewhere in this report, unless the context otherwise requires, the terms “Fulgent,” the “Company,” “we,” “us” and “our” refer to Fulgent Genetics, Inc. and its consolidated subsidiaries.

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

Overview

We are a technology company offering comprehensive genetic testing providing physicians with clinically actionable diagnostic information they can use to improve the quality of patient care. We have developed a proprietary technology platform that allows us to offer a broad and flexible test menu and continually expand and improve our proprietary genetic reference library, while maintaining accessible pricing, high accuracy and competitive turnaround times. We believe our test menu offers more genes for testing than our competitors in today’s market, which enables us to provide expansive options for test customization and clinically actionable results.

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

We offer tests at competitive prices, averaging approximately $589 per billable test delivered in the first quarter of 2020, and at a lower cost to us than many of our competitors, averaging approximately $308 per billable test delivered in the first quarter of 2020. Our volume has grown rapidly since our commercial launch, with 13,163 billable tests delivered in the first quarter of 2020, compared to 7,530 billable tests delivered in the first quarter of 2019. An aggregate of over 130,937 billable tests were delivered to approximately 1,130 customers since launching our first commercial genetic tests in 2013 and through March 31, 2020. We have experienced compound quarterly growth of 13% in the number of billable tests delivered in our last eight completed fiscal quarters. We recorded revenue and net loss of $7.8 million and $2.0 million, respectively, in the first quarter of 2020, compared to revenue and net loss of $5.4 million and $1.9 million, respectively, in the first quarter of 2019. We achieved profitability in the first half of 2017 and the second and third quarters of 2019, but we have recorded losses in all other periods since our inception.

COVID-19 Considerations

The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. We are closely monitoring the impact of COVID-19 on all aspects of our business, including its impact on our customers and our employees. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

We continued to operate as an essential business in response to COVID-19. We recently launched several tests for COVID-19 including NGS and RT-PCR based tests, and we have submitted our tests to the U.S. Food and Drug Administration (“FDA”) for validation and emergency use authorization. We have received temporary approval from the State of New York to perform COVID-19 testing on specimens from New York. We are currently accepting samples directly to our BSL-2 certified laboratory in Temple City, California, and we have the capacity to accept and process thousands of samples per day for COVID-19 testing alone.

In the first quarter of 2020, the COVID-19 pandemic did not have a material negative impact on our consolidated operating results. However, the responses of the federal, international, state and regional governments to the pandemic, including the shelter in place orders and the allocation of healthcare resources to treating those infected with the virus, have caused and may continue to cause a significant decline in the number of our traditional genetics tests ordered, which may impact our future revenues. Even after the COVID-19 outbreak has subsided, we may experience materially adverse impacts on our financial condition and results of operations. Our ability to continue to operate without any significant negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and our supply chain. We have endeavored to follow the recommended actions of government and health authorities to protect our employees. For the three months ended March 31, 2020, we maintained the consistency of our operations during the onset of the COVID-19 pandemic. We intend to continue to adhere to our employee safety measures to ensure that any disruptions to our operations remain minimal during the pandemic. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain.

Because the COVID-19 pandemic has not materially impacted our operations through March 31, 2020, it has also not negatively impacted the Company’s liquidity position as of such date. We have not incurred any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic as of March 31, 2020.

For additional information on risk factors related to the pandemic or other risks that could impact our results, please refer to “Risk Factors” in Part II, Item 1A of this Form 10-Q.

Business Risks and Uncertainties and Other Factors Affecting Our Performance

Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Item 1A. Risk Factors” in Part II of this report. In addition, our performance in any period is affected by a number of other factors. See the description of some of the material factors affecting our performance in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2019 Annual Report.

Results of Operations

The table below summarizes our results of operations for the periods indicated. For a financial overview relating to our results of operations, including general descriptions of the make-up of material line items of our statement of operations data, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2019 Annual Report.

	Three Months Ended
	March 31,		$	%
	2020	2019	Change	Change
Statement of Operations Data:	(dollars in thousands, except Other Operating Data)
Revenue	$7,753	$5,370	$2,383	44%
Cost of revenue	4,057	2,968	1,089	37%
Gross profit	3,696	2,402	1,294	54%
Operating expenses:
Research and development	1,978	1,424	554	39%
Selling and marketing	1,597	1,272	325	26%
General and administrative	2,035	1,529	506	33%
Total operating expenses	5,610	4,225	1,385	33%
Operating loss	(1,914)	(1,823)	(91)	5%
Interest and other income, net	241	207	34	16%
Loss before income taxes and equity loss in investee	(1,673)	(1,616)	(57)	4%
Provision for income taxes	34	13	21	162%
Loss before equity loss in investee	(1,707)	(1,629)	(78)	5%
Equity loss in investee	(249)	(279)	30	(11)%
Net loss	$(1,956)	$(1,908)	$(48)	3%

Other Operating Data:
Billable tests delivered(1)	13,163	7,530	5,633	75%
Average price per billable test delivered(2)	$589	$713	$(124)	(17)%
Cost per billable test delivered(3)	$308	$394	$(86)	(22)%

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

Revenue

Revenue increased $2.4 million, or 44%, from $5.4 million in the first quarter of 2019 to $7.8 million in the first quarter of 2020. The increase in revenue between periods was primarily due to increase in the number of billable tests delivered.

The average price of the billable tests we delivered decreased $124, or 17%, from $713 in the first quarter of 2019 to $589 in the first quarter of 2020. We believe this decrease was due to (i) lower price-points for the mix of tests we delivered in the first quarter of 2020, (ii) the mix of customers ordering tests in this period, which may order tests at different rates depending on the arrangements we have negotiated with them, and for which we may recognize different amounts of revenue at different times in the delivery and payment process based on the impact of our revenue recognition policy on, and differing collectability rates among, various customer groups, and (iii) the reduction of prices for certain of our tests due to general price degradation for genetic tests and other competitive factors during the first quarter of 2020.

Revenue from non-U.S. sources increased $357,000, or 20%, from $1.8 million in the first quarter of 2019 to $2.1 million in the first quarter of 2020. The increase in revenue from non-U.S. sources between periods was primarily due to increases of $276,000 in revenue from sales to customers in other countries and $81,000 in revenue from sales to customers in Canada.

The number of billable tests we delivered increased 5,633, from 7,530 in the first quarter of 2019 to 13,163 in the first quarter of 2020. We believe this increase was primarily attributable to new customers, the expansion of our test menu, increase in sales to certain of our existing customers and an increase in sequencing as a service test orders, combined with growth in the genetic testing market and increased physician awareness and acceptance of genetic tests generally.

In the first quarter of 2020, when customers who, to our knowledge, are under common control or otherwise affiliated with each other are aggregated, no groups of affiliated customers contributed 10% or more of our total revenue.

Cost of Revenue

Cost of revenue increased $1.1 million, or 37%, from $3.0 million in the first quarter of 2019 to $4.1 million in the first quarter of 2020. The increase was primarily due to increases of $841,000 in reagent and supply expenses related to increased billable tests delivered, and $89,000 in stock-based compensation expense and $77,000 in personnel costs related to increased headcount.

Cost per billable test delivered decreased $86, or 22%, from $394 in the first quarter of 2019 to $308 in the first quarter of 2020 as the increase in the number of billable tests we delivered was greater than the increase in our cost of revenue from the increased number of billable tests due to economies of scale for the period. The greater increase in the number of billable tests we delivered was primarily attributable to new customers. Our cost per billable test decreased in part due to our efforts to leverage our technology, such as engineered chemistry and competitive analytics powered by artificial intelligence and machine learning.

Our gross profit increased $1.3 million, from $2.4 million in the first quarter of 2019 to $3.7 million in the first quarter of 2020. Our gross profit as a percentage of revenue, or gross margin, increased from 44.7% to 47.7% between three months ended March 31, 2019 and 2020, for the reasons described above.

Research and Development

Research and development expenses increased $554,000, or 39%, from $1.4 million in the first quarter of 2019 to $2.0 million in the first quarter of 2020. The increase was primarily due to increases of $318,000 in personnel costs and $135,000 in stock-based compensation expense related to increased headcount, and $157,000 in reagent and supply expenses related to additional reagents and supplies purchased for research of COVID-19 testing in the current period.

Selling and Marketing

Selling and marketing expenses increased $325,000, or 26% from $1.3 million in the first quarter of 2019 to $1.6 million in the first quarter of 2020. The increase was primarily due to increases of $185,000 in marketing materials cost related to increased billable tests delivered and additional supplies purchased for COVID-19 testing, $79,000 in consulting and outside labor expense related to the increase of outside labor for customer services in the current period, and $47,000 in stock-based compensation expense and $39,000 in personnel costs related to increased headcount.

General and Administrative

General and administrative expenses increased $506,000, or 33%, from $1.5 million in the first quarter of 2019 to $2.0 million in the first quarter of 2020. The increase was primarily due to increases of $121,000 in bad debt expenses related to additional reserve for doubtful accounts in the current period, $103,000 in accounting fees related to increased audit fees, $71,000 in equity-based compensation expense and $63,000 in personnel costs related to increased headcount, $65,000 in legal and professional fees related to professional services obtained in the current period, $46,000 in software license fees related to software obtained after the prior period, and $28,000 in insurance costs related to increased insurance premium.

Interest Income and Other Losses

Interest income was $326,000 and $214,000 in the first quarters of 2020 and 2019, respectively. This income related to interest received on various investments in marketable securities.

Other losses were $85,000 in the first quarter of 2020. Other losses were not significant in the first quarter of 2019. The primary component of other losses in both periods was foreign currency valuation losses.

Provision for (Benefit from) Income Taxes

Provision for income taxes was $34,000 and $13,000 for the first quarters of 2020 and 2019, respectively. The effective tax rate was -2% and -1% for the first quarters of 2020 and 2019, respectively. The change in effective tax rate for the first quarter of 2019, was primarily attributable to the full valuation allowance and certain minimum state income taxes.

Equity Loss in Investee

Equity loss in investee was $249,000 and $279,000 in the first quarters of 2020 and 2019, respectively. Equity loss in investee relates to our 30% ownership interest in our joint venture, which we refer to as FF Gene Biotech.

Liquidity and Capital Resources

Liquidity and Sources of Cash

We had $9.3 million in cash and cash equivalents and $61.3 million in marketable securities, consisting of corporate bonds and U.S. government agency securities, as of March 31, 2020. We had $12.0 million in cash and cash equivalents and $58.3 million in marketable securities, consisting of corporate bonds, as of December 31, 2019.

Since commencing operations in May 2012, our operations have been financed primarily by our founder, Chief Executive Officer and Chairman of our board of directors, Ming Hsieh, and in more recent periods, by cash from our operations and equity financings.

Our primary uses of cash are to fund our operations as we continue to invest in and seek to grow our business. Cash used to fund operating expenses is impacted by the timing of our expense payments, as reflected in the changes in our outstanding accounts payable and accrued expenses. In addition, in connection with the establishment of FF Gene Biotech, we became obligated to contribute to FF Gene Biotech genetic sequencing and other equipment with a total cost of 60,000,000 renminbi, or RMB, over a five-year period, previously three-year per original agreement and amended in April 2019. To date, we have purchased and contributed to FF Gene Biotech equipment with an aggregate fair value of $3.1 million, and as of March 31, 2020, 39,300,000 RMB (or approximately $5.5 million U.S. dollars) of our total contribution obligations remain to be satisfied. Depending on the performance of FF Gene Biotech, this joint venture may never produce sufficient revenue to us to recover these capital and other investments, and could cause our revenue to decrease if any of our direct customers in Asia choose to order genetic tests from FF Gene Biotech instead of from us, any of which could negatively affect our liquidity and cash flows. In addition, although we have in the past made cash distributions for tax and other purposes to the equity holders of our predecessor, we do not expect to use our cash make these or any other types of distributions or dividends in the foreseeable future.

On August 30 2019, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (“Piper”) as sales agent, pursuant to which we may, from time to time, sell through Piper shares of our common stock with an aggregate purchase price of up to $30.0 million. During the three months ended March 31, 2020, the Company did not sell any shares of its common stock pursuant to the Equity Distribution Agreement. Shares sold under the Equity Distribution Agreement are offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-233227) filed with the SEC on August 12, 2019 and declared effective on August 23, 2019, and a prospectus supplement and accompanying base prospectus filed with the Securities and Exchange Commission on August 30, 2019.

On November 13, 2019, we entered into a Purchase Agreement with Piper, as representative of the several underwriters, pursuant to which we sold 2,673,750 shares of our common stock at a price of $10.51875 per share, with a public offering price of $11.25 per share. We received net proceeds of approximately $27.6 million, after deducting underwriting discounts and commissions and offering expenses paid or payable by us of approximately $2.4 million. The shares issued and sold in the underwritten offering were sold pursuant to a shelf registration statement registered under the Securities Act on a registration statement on Form S-3 (File No. 333-233227), as amended, and a prospectus supplement and accompanying base prospectus filed with the Securities and Exchange Commission on November 13, 2019.

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

However, our expectations regarding the cash that may be provided by our operations and our cash needs in future periods could turn out to be wrong, in which case we may require additional financing to support our operations, as we do not presently have any commitments for future capital. For instance, cash provided by our operations has in the past experienced fluctuations from period to period, which we expect may continue in the future. These fluctuations can occur because of a variety of factors, including, among others, the amount and timing of sales of billable tests, the prices we charge for our tests due to changes in product mix, customer mix, general price degradation for genetic tests or other factors, the rate and timing of our billing and collections cycles and the timing and amount of our commitments and other payments. Moreover, even if our liquidity expectations are correct, we may still seek to raise additional capital through securities offerings, credit facilities or other debt financings, asset sales or collaborations or licensing arrangements. Additional funding may not be available to us when needed, on acceptable terms or at all. For example, the COVID-19 pandemic has recently caused extreme disruption and volatility in the global capital markets, which could reduce our ability to access capital.

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

Cash Flows

The following table summarizes our cash flows for each of the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash provided by operating activities	$1,366	$1,055
Cash used in investing activities	$(3,862)	$(2,522)
Cash (used in) provided by financing activities	$(164)	$4

Operating Activities

Cash provided by operating activities in the first quarter of 2020 was $1.4 million. The difference between net loss and cash provided by operating activities for the period was primarily due to the effects of $924,000 in equity-based compensation expenses and $569,000 in the depreciation of assets. Cash provided by operating activities increased between periods primarily due to an increase of $1.9 million in accounts payable mainly due to timing of payments, and partially offset by an increase of $924,000 in other current and long-term assets primarily related to increased inventory.

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

Investing Activities

Cash used in investing activities in the first quarter of 2020 was $3.9 million, which primarily related to purchase of $8.0 million marketable securities, purchase of $796,000 fixed assets consisting mainly of medical lab equipment, and partially offset by maturity of $4.9 million marketable securities.

Cash used in investing activities in the first quarter of 2019 was $2.5 million, which primarily related to purchase of $6.0 million marketable securities, purchase of $134,000 fixed assets consisting mainly of computer hardware, and partially offset by maturity of $3.6 million marketable securities.

Financing Activities

Cash used in the first quarter of 2020 was $164,000, which primarily represents payment for costs related to our underwritten offering in November 2019. Cash provided by financing activities in the first quarter of 2019 was minimal.

Critical Accounting Policies and Use of Estimates

This discussion and analysis is based on our condensed consolidated financial statements included in this report, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP. The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates, judgments and assumptions and decisions that affect the reported amounts and related disclosures, including the selection of appropriate accounting principles and the assumptions on which to base accounting estimates. In making these estimates and assumptions and reaching these decisions, we apply judgment based on our understanding and analysis of the relevant circumstances, including historical data and experience available at the date of the consolidated financial statements, as well as various other factors management believes to be reasonable under the circumstances, including but not limited to the potential impacts arising from the recent global pandemic related to COVID-19. As the extent and duration of the impacts from COVID-19 remain unclear, the Company’s estimates and assumptions may evolve as conditions change. Actual results could differ from our estimates. We are committed to incorporating accounting principles, assumptions and estimates that promote the representational faithfulness, verifiability, neutrality and transparency of the accounting information included in our consolidated financial statements.

Except as set forth below, there have been no significant changes to our critical accounting policies and estimates as described in the 2019 Annual Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control (as required by Rule 13a-15(b) under the Exchange Act) over the financial reporting during the three months ended March 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The composition and concentration of our customer base can fluctuate from period to period, and in certain prior periods, a small number of customers accounted for a significant portion of our revenue. In particular, when customers who, to our knowledge, are under common control or otherwise affiliated with each other are aggregated, no customer contributed 10% or more of our total revenue in the first quarter of 2020, and two customers contributed 20% and 11% of our total revenue in the first quarter of 2019. For these customers and for customers generally, tests are purchased on a test-by-test basis and not pursuant to any long-term purchasing arrangements. As a result, any or all of our customers, including affiliated customers or customers under common control who purchase large quantities of billable tests, could decide at any time to decrease, delay or discontinue their orders from us which could adversely affect our revenue. Although we believe some of these fluctuations in customer demand may be attributable in part to the nature of our business, in which our customers can experience significant volatility in their genetic testing demand from period to period in the ordinary course of their operations, these demand fluctuations, particularly for any key customers, can have a significant impact on our period-to-period performance regardless of their cause. In addition, the failure of any one of our customers or their payors to pay on a timely basis would negatively impact our results and cash flows. Our ability to maintain or increase sales to our existing customers depends on a variety of factors, including the other risk factors discussed in this report, many of which are beyond our control. Because of these and other factors, sales to any of our customers, including any key, affiliated or commonly controlled customers, may not continue in the amounts or at the rates as they have in the past, and such sales may never reach or exceed historical levels in any future period. The loss of any of our customers, or a reduction in orders or difficulties collecting payments for tests ordered by any of them, could significantly reduce our revenue and adversely affect our operating results.

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

•

natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease (e.g. novel coronavirus epidemic), boycotts and other business restrictions; and

•

regulatory and compliance risks related to applicable anti-bribery laws, including requirements to maintain accurate information and control over activities that may fall within the purview of these laws.

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

We face risks related to the impact of the COVID-19 pandemic and the related protective public health measures.

Our business has been materially adversely affected by the effects of the global pandemic of COVID-19, the disease caused by the novel coronavirus since named SARS-CoV-2, and the related protective public health measures. Our business depends upon the continuous testing services that we provide at our laboratory facilities in Southern California, and our business faces the same risks as are currently prevalent in most of the United States, including the risks that employees could contract the infection that could result in a disruption in our ability to continue to provide testing services. Although we take what we believe are reasonable precautions to prevent the spread of COVID-19, we cannot provide assurance that we will not suffer from exposure to the virus that requires a temporary closure of our laboratory, which would materially adversely affect our operations and financial results. In addition, the responses of the federal, international, state and regional governments to the pandemic, including the shelter in place orders and the allocation of healthcare resources to treating those infected with the virus, has caused and may continue to cause a significant decline in the number of our genetics tests ordered. We have developed and are offering a series of tests for COVID-19, but the pricing and margins from these tests are uncertain and evolving. We cannot provide any assurance that our COVID-19 tests will generate revenues or profits that will be comparable to the revenues and profits generated by our historical and ongoing genetic testing business. Other adverse effects of the pandemic on our business could include disruptions or restrictions on our employees’ ability to travel, as well as temporary closures of the facilities of our suppliers or customers, which could impact our test volume and results of operations. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our tests and likely impact our results of operations.

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

We expect our capital expenditures and operating expenses to increase over the next several years as we seek to expand our infrastructure, sales and marketing and other commercial operations and research and development activities. We may seek to raise additional capital through securities offerings, credit facilities or other debt financings, asset sales or collaborations or licensing arrangements. Additional funding may not be available to us when needed, on acceptable terms or at all. For example, the COVID-19 pandemic has recently caused extreme disruption and volatility in the global capital markets, which could reduce our ability to access capital.

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

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, or the 2017 Tax Act, that significantly reforms the Internal Revenue Code of 1986, as amended. The 2017 Tax Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, or NOLs, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. Many of these changes became effective beginning in 2018, without any transition periods or grandfathering for existing transactions. The 2017 Tax Act legislation is not entirely clear at this point in time and will be subject to new guidance based on interpretations by the U.S. Treasury Department and the Internal Revenue Service, any of which could lessen or increase certain impacts of the legislation. However, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, was signed into law on March 27, 2020, which lessens the impact of certain provisions of the 2017 Tax Act. For example, the CARES Act lifts certain deduction limitations originally imposed by the 2017 Tax Act. Corporate taxpayers may carryback NOLs originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Furthermore, taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (originally, 30% under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. Lastly, the CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.  It is not yet entirely clear how certain provisions of the 2017 Tax Act and the CARES Act will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or JOBS Act, and we will remain an emerging growth company until December 31, 2021, unless, before that date, our gross revenue exceeds $1.07 billion in any fiscal year, we issue more than $1.0 billion of non-convertible debt in any three-year period or the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of the second fiscal quarter of any fiscal year. In addition, beginning in 2018, we are a smaller reporting company, as defined in applicable SEC rules, and we will remain a smaller reporting company until the market value of our common stock held by non-affiliates, or public float, equals or exceeds $250 million. When and if our public float exceeds $250 million, we may still qualify to report as a smaller reporting company provided our public float is less than $700 million and our annual revenues are less than $100 million for the year preceding the date of determination. As an emerging growth company and smaller reporting company, we are eligible for exemptions from certain reporting requirements applicable to other public companies, including, reduced financial statement and other financial disclosure requirements in registration statements and periodic reports we file, reduced disclosure obligations regarding executive compensation and, so long as we remain an emerging growth company, an exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, exemption from the requirements to hold non-binding advisory votes on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved. We have relied on many of these exemptions periodic reports to date, and investors may find our common stock less attractive if we choose to continue to rely on these exemptions, in which case there may be a less active trading market for our common stock and our stock price may be more volatile.

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

If our laboratories in California become inoperable due to disasters, health epidemics or for any other reasons, we will be unable to perform our tests and our business will be harmed.

We perform all of our tests at our facility in Temple City, California. Our laboratories and the equipment we use to perform our tests would be costly to replace and could require substantial lead time to replace and qualify for use. Our laboratories may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, fire and power outages, or by health epidemics, such as the global pandemic of COVID-19, which may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests or the backlog that could develop if our laboratories are inoperable for even a short period of time may result in the loss of customers or harm our reputation. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

The auditor for our joint venture in China, like other independent registered public accounting firms operating in China, is not permitted to be subject to inspection by the Public Company Accounting Oversight Board, and as such, investors may be deprived of the benefits of such inspection.

The independent registered public accounting firm that issues the audit reports for our joint venture in China, FF Gene Biotech, included in our reports filed with the SEC, as an auditor of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States), or PCAOB, is required by the laws of the United States to undergo regular inspections by PCAOB to assess its compliance with the laws of the United States and professional standards. On May 24, 2013, the PCAOB announced that it had signed a Memorandum of Understanding (“MOU”) with Chinese securities regulators that would enable the PCAOB under certain circumstances to obtain audit work papers of China-based audit firms. The MOU establishes a framework under which the PCAOB can request and obtain audit papers and permits the PCAOB to share the work papers it obtains with the SEC, subject to certain requirements. But the MOU, which is non-binding, is also limited by its own terms. For instance, Chinese regulators may refuse to produce documents in specified circumstances, including where production would violate Chinese law or run contrary to the public interest. Moreover, the MOU does not provide the PCAOB with the ability to conduct on-the-ground inspections of auditors in China, an important part of the PCAOB’s oversight function. As a result, our auditor, like other independent registered public accounting firms operating in China, is currently not inspected by PCAOB in the same way that PCAOB requests independent registered public accounting firms operating outside China. Inspections of other firms that PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of PCAOB to conduct regular inspections of independent registered public accounting firms operating in China makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures. As a result, investors may be deprived of the benefits of PCAOB regular inspections.

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

In December 2018, members of Congress released a discussion draft of a possible bill to regulate in vitro clinical tests including LDTs, and provided opportunities for additional stakeholders to also provide input on the proposed reform legislation. On March 5, 2020, U.S. Representatives Diana DeGette (D-CO) and Dr. Larry Bucshon (R-IN) formally introduced the long-awaited legislation, called the Verifying Accurate, Leading-edge IVCT Development (VALID) Act. An identical version of the bill was also introduced in the Senate and is sponsored by U.S. Senators Michael Bennet (D-CO) and Richard Burr (R-NC), demonstrating both bicameral and bipartisan support for the effort to overhaul how the FDA reviews and approves diagnostic tests going forward. The VALID Act would codify into law the term “in vitro clinical test” (IVCT) to create a new medical product category separate from medical devices that includes products currently regulated as IVDs as well as LDTs. The VALID Act would also create a new system for labs and hospitals to use to submit their tests electronically to the FDA for approval, which is aimed at reducing the amount of time it takes for the agency to approve such tests, and establish a new program to expedite the development of diagnostic tests that can be used to address a current unmet need for patients.

It is unclear whether the VALID Act would be passed by Congress in its current form or signed into law by the President. Until the FDA finalizes its regulatory position regarding LDTs, or the VALID Act or other legislation is passed reforming the federal government’s regulation of LDTs, it is unknown how the FDA may regulate our tests in the future and what testing and data may be required to support any required clearance or approval.

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

Our business is subject to federal and state laws that protect the privacy and security of personal information, including the federal Health Insurance Portability and Accountability Act of 1986, or HIPAA, the federal Health Information Technology for Economic and Clinical Health Act, or HITECH, and similar state laws, as well as numerous other federal, state and foreign laws, including consumer protection laws and regulations, that govern the collection, dissemination, use, access to, confidentiality and security of patient health information. In addition, new laws and regulations that further protect the privacy and security of medical records or medical information are regularly considered by federal and state governments. Further, with the recent increase in publicity regarding data breaches resulting in improper dissemination of consumer information, federal and state governments have passed or are considering laws regulating the actions that a business must take if it experiences a data breach, such as prompt disclosure to affected customers. The Federal Trade Commission and states’ Attorneys General have also brought enforcement actions and prosecuted some data breach cases as unfair and/or deceptive acts or practices under the Federal Trade Commission Act and comparable state laws. In addition to data breach notification laws, some states have enacted statutes and rules requiring businesses to reasonably protect certain types of personal information they hold or to otherwise comply with certain specified data security requirements for personal information. We intend to continue to comprehensively protect all personal information and to comply with all applicable laws regarding the protection of such information.

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

In addition, various states, such as California (where our clinical laboratory is located) and Massachusetts, have implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of patient health information and other personal information. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. In addition to the California Confidentiality of Medical Information Act, California also recently enacted the California Consumer Privacy Act of 2018, or CCPA, which became effective on January 1, 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the EU General Data Protection Regulation. The CCPA establishes a new privacy framework for covered businesses in the State of California, by creating an expanded definition of personal information, establishing new data privacy rights for consumers imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches.

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

Furthermore, the genetic testing industry as a whole is a growing industry and regulatory agencies such as the United States Department of Health and Human Services, or HHS, or the FDA may apply heightened scrutiny to new developments in the field, or the U.S. Congress may do so. Since 2017, Congress has been working on legislation to create an LDT and IVD regulatory framework that would be separate and distinct from the existing medical device regulatory framework. On March 5, 2020, U.S. Representatives Diana DeGette (D-CO) and Dr. Larry Bucshon (R-IN) formally introduced the VALID Act in the House and an identical version of the bill was introduced in the U.S. Senate by Senators Michael Bennet (D-CO) and Richard Burr (R-NC). As anticipated from a discussion draft of the legislation released for stakeholder comment in December 2018, the VALID Act would codify into law the term “in vitro clinical test” (IVCT) to create a new medical product category separate from medical devices, and bring all such products within the scope of FDA’s oversight. It is unclear whether the VALID Act would be passed by Congress in its current form or signed into law by the President.

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

An active trading market for our common stock may not be sustained. Further, Mr. Hsieh, our founder, Chief Executive Officer and Chairman of our board of directors, beneficially owns over one third of our outstanding voting equity. As a result, fewer shares are actively traded in the public market, which reduces the liquidity of our common stock. The lack of an active trading market could impair our stockholders’ ability to sell their shares at the desired time or at a price considered reasonable. Further, an inactive trading market may impair our ability to raise capital by selling shares of our common stock in the future, and may impair our ability to enter into strategic relationships or acquire companies or technologies using shares of our common stock as consideration.

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

•

events that affect, or have the potential to affect, general economic conditions, including but not limited to political unrest, global trade wars, natural disasters, act of war, terrorism, or disease outbreaks (such as the global pandemic of COVID-19);

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

Our executive officers, directors, beneficial owners of 5% or more of our outstanding voting equity and their respective affiliates collectively beneficially own more than 50% of our outstanding voting equity, and of this, Mr. Hsieh, our founder, Chief Executive Officer and Chairman of our board of directors, by himself beneficially owns over one third of our outstanding voting equity. As a result, these stockholders have the ability to control matters submitted to our stockholders for approval, including elections of directors, amendments to our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers to acquire our common stock that some of our stockholders feel are in their best interests, as the interests of these stockholders may not coincide with the interests of our other stockholders and they may act in a manner that advances their best interests and not necessarily those of all of our stockholders. Further, this concentration of ownership could adversely affect the prevailing market price for our common stock.

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

To raise capital or for other strategic purposes, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. In particular and in August 2019, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (“Piper”) as sales agent, pursuant to which we may, from time to time, sell through Piper shares of our common stock with an aggregate purchase price of up to $30.0 million. During the year ended December 31, 2019, we sold an aggregate of 104,390 shares of our common stock pursuant to the Equity Distribution Agreement at a weighted-average selling price of $12.14 per share. We also may issue common stock or grant other equity awards for compensatory purposes under our equity incentive plan. If we issue common stock, convertible securities or other equity securities, including shares pursuant to the Equity Distribution Agreement or equity awards under our equity incentive plan, our then-existing stockholders could be materially diluted by such issuances and, if we otherwise issue preferred stock, new investors could gain rights, preferences and privileges senior to the holders of our common stock, any of which could cause the price of our common stock to decline.

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

To date, we have used $7.1 million of the net proceeds from the IPO, of which, $3.1 million was used for contributions to our joint venture, FF Gene Biotech, in partial satisfaction of our contribution obligations under the cooperation agreement for the joint venture, and $4.0 million to fund the Company’s operations. All other net proceeds from the IPO are invested in short-term, investment-grade, interest-bearing securities, such as money market accounts, certificates of deposit, commercial paper and guaranteed obligations of the U.S. government. There has been no material change in the planned use of proceeds from the IPO from that described in the Prospectus.

On August 30 2019, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (“Piper”) as sales agent, pursuant to which we may, from time to time, sell through Piper shares of our common stock with an aggregate purchase price of up to $30.0 million. During the three months ended March 31, 2020, the Company did not sell any shares of its common stock pursuant to the Equity Distribution Agreement. Shares sold under the Equity Distribution Agreement are offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-233227) filed with the SEC on August 12, 2019 and declared effective on August 23, 2019, and a prospectus supplement and accompanying base prospectus filed with the Securities and Exchange Commission on August 30, 2019.

In addition, on November 13, 2019 we entered into a Purchase Agreement with Piper. as representative of the several underwriters, pursuant to which we sold 2,673,750 shares of our common stock at a price of $10.51875 per share, with a public offering price of $11.25 per share. We received net proceeds of approximately $27.6 million, after deducting underwriting discounts and commissions and offering expenses paid or payable by us of approximately $2.4 million. The shares issued and sold in the underwritten offering were sold pursuant to a shelf registration statement registered under the Securities Act on a registration statement on Form S-3 (File No. 333-233227), as amended, and a prospectus supplement and accompanying base prospectus filed with the Securities and Exchange Commission on November 13, 2019.

Item 6. Exhibits.

The information required by this Item 6 is set forth on the Exhibit Index that immediately precedes the signature page to this report and is incorporated herein by reference.

EXHIBIT INDEX

		Filed with this Form 10-Q	Incorporated by Reference
Exhibit No.	Exhibit Title		Form	File No.	Date Filed

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	XBRL Definition Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULGENT GENETICS, INC.

Date: May 6, 2020	By:	/s/ Ming Hsieh
Ming Hsieh
President, Chief Executive Officer (principal executive officer)

Date: May 6, 2020	By:	/s/ Paul Kim
Paul Kim
Chief Financial Officer (principal financial and accounting officer)