Form 10-Q
period 2020-06-30
Fulgent Genetics, Inc.
filed 2020-08-05
CIK 1674930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 1, 2020, there were 21,836,800 outstanding shares of the registrant’s common stock.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FULGENT GENETICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value data)

(unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$2,431	$11,965
Marketable securities	18,530	16,304
Trade accounts receivable, net of allowance for doubtful accounts of $864 and $751, as of June 30, 2020 and December 31, 2019, respectively	13,863	6,555
Other current assets	6,359	2,255
Total current assets	41,183	37,079
Marketable securities, long-term	45,403	41,947
Equity method investments	430	872
Fixed assets, net	6,013	5,974
Operating lease right-of-use asset	2,806	2,633
Other long-term assets	80	251
Total assets	$95,915	$88,756
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,636	$1,581
Accrued liabilities	1,750	1,333
Income tax payable	—	24
Contract liabilities	622	365
Operating lease liabilities, short-term	501	420
Total current liabilities	6,509	3,723
Operating lease liabilities, long-term	2,363	2,256
Total liabilities	8,872	5,979
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value per share, 50,000 shares authorized, 21,810 and 21,483 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	2	2
Preferred stock, $0.0001 par value per share, 1,000 shares authorized, no shares issued or outstanding at June 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	148,056	146,058
Accumulated other comprehensive income	1,049	146
Accumulated deficit	(62,064)	(63,429)
Total stockholders’ equity	87,043	82,777
Total liabilities and stockholders’ equity	$95,915	$88,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$17,265	$8,424	$25,018	$13,794
Cost of revenue	$7,717	3,620	11,774	6,588
Gross profit	9,548	4,804	13,244	7,206
Operating expenses:
Research and development	$1,849	1,574	3,827	2,998
Selling and marketing	3,260	1,304	4,857	2,576
General and administrative	1,799	1,631	3,834	3,160
Total operating expenses	6,908	4,509	12,518	8,734
Operating income (loss)	2,640	295	726	(1,528)
Interest and other income, net	275	192	516	399
Income (loss) before income taxes and equity loss in investee	2,915	487	1,242	(1,129)
Provision for (benefit from) income taxes	(599)	7	(565)	20
Income (loss) before equity loss in investee	3,514	480	1,807	(1,149)
Equity loss in investee	(193)	(149)	(442)	(428)
Net income (loss)	$3,321	$331	$1,365	$(1,577)

Net income (loss) per common share:
Basic	$0.15	$0.02	$0.06	$(0.09)
Diluted	$0.14	$0.02	$0.06	$(0.09)

Weighted-average common shares:
Basic	21,747	18,343	21,656	18,286
Diluted	22,920	19,021	22,824	18,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$3,321	$331	$1,365	$(1,577)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	2	(14)	(1)	1
Net unrealized gain on marketable securities, net of tax	1,240	122	904	237
Comprehensive income (loss)	$4,563	$439	$2,268	$(1,339)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Stockholders' Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
Balance at December 31, 2019	21,483	$2	$146,058	$146	$(63,429)	$82,777
Equity-based compensation	—	—	924	—	—	924
Exercise of common stock options	33	—	12	—	—	12
Restricted stock awards	159	—	—	—	—	—
Repurchases of capital stock	(3)	—	(46)	—	—	(46)
Other comprehensive gain (loss)	—	—	—	(339)	—	(339)
Net income (loss)	—	—	—	—	(1,956)	(1,956)
Balance at March 31, 2020	21,672	2	146,948	(193)	(65,385)	81,372
Equity-based compensation	—	—	1,080	—	—	1,080
Exercise of common stock options	11	—	28	—	—	28
Restricted stock awards	127	—	—	—	—	—
Other comprehensive gain (loss)	—	—	—	1,242	—	1,242
Net income (loss)	—	—	—	—	3,321	3,321
Balance at June 30, 2020	21,810	$2	$148,056	$1,049	$(62,064)	$87,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Stockholders' Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
Balance at December 31, 2018	18,172	$2	$114,203	$(35)	$(63,018)	$51,152
Equity-based compensation	—	—	583	—	—	583
Exercise of common stock options	9	—	4	—	—	4
Restricted stock awards	105	—	—	—	—	—
Other comprehensive gain (loss)	—	—	—	130	—	130
Net income (loss)	—	—	—	—	(1,908)	(1,908)
Balance at March 31, 2019	18,286	2	114,790	95	(64,926)	49,961
Equity-based compensation	—	—	737	—	—	737
Exercise of common stock options	15	—	5	—	—	5
Restricted stock awards	92	—	—	—	—	—
Other comprehensive gain (loss)	—	—	—	108	—	108
Net income (loss)	—	—	—	—	331	331
Balance at June 30, 2019	18,393	$2	$115,532	$203	$(64,595)	$51,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flow from operating activities:
Net income (loss)	$1,365	$(1,577)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity-based compensation	2,004	1,320
Depreciation	1,118	1,046
Noncash lease expense	220	201
Loss on disposal of fixed asset	—	11
Amortization of premium of marketable securities	218	44
Provision for bad debt	135	—
Equity loss in investee	442	428
Other	(6)	38
Changes in operating assets and liabilities:
Accounts receivable	(7,437)	368
Other current and long-term assets	(3,827)	183
Accounts payable	2,284	(124)
Accrued liabilities and other liabilities	670	(20)
Income tax payable	(24)	—
Operating lease liabilities	(205)	(188)
Net cash (used in) provided by operating activities	(3,043)	1,730
Cash flow from investing activities:
Purchases of fixed assets	(1,207)	(633)
Purchase of marketable securities	(12,387)	(10,178)
Maturities of marketable securities	7,327	11,500
Net cash (used in) provided by investing activities	(6,267)	689
Cash flow from financing activities:
Proceeds from exercise of stock options	40	9
Payment of public offering costs	(217)	—
Repurchases of capital stock	(46)	—
Net cash (used in) provided by financing activities	(223)	9
Effect of exchange rate changes on cash and cash equivalents	(1)	1
Net (decrease) increase in cash and cash equivalents	(9,534)	2,429
Cash and cash equivalents at beginning of period	11,965	6,736
Cash and cash equivalents at end of period	$2,431	$9,165
Supplemental disclosures of cash flow information:
Income taxes paid	$28	$20
Supplemental disclosures of non-cash investing and financing activities:
Purchases of fixed assets in accounts payable	$497	$5
Operating lease right-of-use assets obtained in exchange for lease liabilities	$393	$—
Public offerings costs included in accounts payable	$2	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Note 1. Overview and Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. These financial statements include the assets, liabilities, revenues and expenses of all wholly-owned subsidiaries and entities in which the Company has a controlling financial interest or is deemed to be the primary beneficiary. In determining whether the Company is the primary beneficiary of an entity, the Company applies a qualitative approach that determines whether it has both (i) the power to direct the economically significant activities of the entity and (ii) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. The Company uses the equity method to account for its investments in entities that it does not control, but in which it has the ability to exercise significant influence over operating and financial policies. All significant intercompany accounts and transactions are eliminated from the accompanying condensed consolidated financial statements.

Nature of the Business

Fulgent Genetics, Inc., together with its subsidiaries, collectively referred to as the Company, unless otherwise noted or the context otherwise requires, is a technology company offering comprehensive genetic testing providing physicians with clinically actionable diagnostic information they can use to improve the quality of patient care. The Company has developed a proprietary technology platform that allows it to offer a broad and flexible test menu and continually expand and improve its proprietary genetic reference library, while maintaining accessible pricing, high accuracy and competitive turnaround times. Combining next generation sequencing, or NGS, with its technology platform, the Company performs full-gene sequencing with deletion/duplication analysis in single-gene tests; pre-established, multi-gene, disease-specific panels; and customized panels that can be tailored to meet specific customer needs. In 2019, the Company launched its first patient-initiated product, Picture Genetics, a new line of at-home screening tests that combines the Company’s advanced NGS solutions with actionable results and genetic counseling options for individuals. Since March 2020, the Company has commercially launched several tests for the detection of SARS-CoV-2, the virus that causes the novel coronavirus, or COVID-19, including NGS and reverse transcription polymerase chain reaction – based, or RT-PCR-based, tests. The Company has received Emergency Use Authorizations, or EUAs, from the U.S. Food and Drug Administration, or the FDA, for the RT-PCR-based tests for the detection of SARS-CoV-2 using upper respiratory specimens (nasal, nasopharyngeal, and oropharyngeal swabs) and for the at-home testing service through Picture Genetics. The Company’s at-home testing service for COVID-19 and RT-PCR-based test have been granted EUAs by the FDA only for the detection of nucleic acid from SARS-CoV-2, not for any other viruses or pathogens. The Company believes its test menu offers more genes for testing than its competitors in today’s market, which enables it to provide expansive options for test customization and clinically actionable results. A cornerstone of the Company’s business is its ability to provide expansive options and flexibility for all clients’ unique testing needs.

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements as of and for the fiscal year ended December 31, 2019, which are included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 13, 2020, or the 2019 Annual Report, and, in the opinion of management, include all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the Company’s financial position and results of operations. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or any other period. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2019 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the disclosures required by U.S. GAAP. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements included in the 2019 Annual Report, including the notes thereto.

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

Foreign Currency Translation and Foreign Currency Transactions

The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in other comprehensive income (loss) in the accompanying Condensed Consolidated Statements of Stockholders’ Equity. Gains and losses from these translations were not significant in the three and six months ended June 30, 2020 and 2019. The Company and its subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property and nonmonetary assets and liabilities at historical rates. Gains from these remeasurements were $26,000 in the three months ended June 30, 2020, and losses from these remeasurements were $59,000 in the six months ended June 30, 2020. Gain and losses from these remeasurements were not significant in the three and six months ended June 30, 2019.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included as operating lease right-of-use, or ROU, assets, operating lease liabilities, short-term, and operating lease liabilities, long-term, on the Company’s Condensed Consolidated Balance Sheets.

Lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term, including options to extend the lease when it is reasonably certain that the Company will exercise that option. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments since its leases do not provide an implicit rate. The lease ROU asset includes any base rent payments made and excludes lease incentives and variable operating expenses. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Concentration of Customers

In certain periods, a small number of customers has accounted for a significant portion of the Company’s revenue. After aggregating customers that are under common control or are affiliates, one customer contributed 45% and 31%, respectively, of the Company’s revenue for the three and six months ended June 30, 2020. Two customers contributed 32% and 15%, respectively, of the Company’s revenue for the three months ended June 30, 2019, and two customers contributed 27% and 10%, respectively, of the Company’s revenue for the six months ended June 30, 2019. One customer comprised 49% of total accounts receivable as of June 30, 2020. No customer comprised 10% or more of total accounts receivable as of December 31, 2019. Revenue from the U.S. government was less than 10% of total revenue for the three and six months ended June 30, 2020 and 2019.

Revenue from Contracts with Customers

Disaggregation of Revenue

The Company classifies its customers into three payor types, Institutional, including hospitals, medical institutions, other laboratories, governmental bodies, municipalities and large corporations, Patients who pay directly or Insurance, as the Company believes this best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. The following table summarizes revenue from contracts with customers by payor type for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Testing Services by payor
Institutional	$16,454	$8,160	$23,932	$13,279
Patient	120	143	261	245
Insurance	691	121	825	270
Total Revenue	$17,265	$8,424	$25,018	$13,794

Contract Balances

Receivables from contracts with customers—As of June 30, 2020 and December 31, 2019, receivables from contracts with customers were approximately $13.9 million and $6.6 million, respectively, and are included within trade accounts receivable on the Condensed Consolidated Balance Sheets.

Contracts assets and liabilities —As of June 30, 2020 and December 31, 2019, contract assets from contracts with customers were $150,000, associated with contract execution and included in other current assets in the accompanying Condensed Consolidated Balance Sheets. Contract liabilities are recorded when the Company receives payment or bills prior to completing its obligation to transfer goods or services to a customer. The Company had $622,000 and $365,000 of contract liabilities as of June 30, 2020 and December 31, 2019, respectively. Revenues of $196,000 and $31,000 for the three months and $246,000 and $32,000 for the six months were recognized for the periods ended June 30, 2020 and 2019, respectively, related to contract liabilities at the beginning of the respective periods were recognized.

Transaction Price Allocated to Future Performance Obligations

The Company does not have material future obligations associated with testing services that extend beyond one year.

Recent Accounting Pronouncements

The Company evaluates all Accounting Standards Updates, or ASUs, issued by the Financial Accounting Standards Board, or FASB, for consideration of their applicability. ASUs not included in the Company’s disclosures were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s condensed consolidated financial statements.

ASU No. 2016-13

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those reporting periods for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application of the amendments is permitted. The Company does not expect the adoption of the new guidance under the standard to materially affect its financial position or results of operations and plans to adopt during the fiscal year 2023.

ASU No. 2018-15

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which provides new guidance on the accounting for implementation, set-up, and other upfront costs incurred in a hosted cloud computing arrangement. Under the new guidance, entities will apply the same criteria for capitalizing implementation costs as they would for an internal-use software license arrangement. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. This ASU can be adopted prospectively to eligible costs incurred on or after the date of adoption or retrospectively. The adoption of this update did not have a material impact on the Company’s condensed consolidated financial statements or disclosures.

ASU No. 2019-12

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which is intended to reduce the complexity of accounting standards while maintaining or enhancing the helpfulness of information provided to financial statement users.  The amendment in this ASU simplifies the accounting for income taxes by removing some exceptions including the incremental approach for intraperiod tax allocation, the requirement to recognize a deferred tax liability for equity method investments, the ability not to recognize a deferred tax liability for a foreign subsidiary, and the general methodology for calculating income taxes in an interim period. Other changes include requiring entities to recognize franchise tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, evaluate tax basis step-up in goodwill obtained in a transaction that is not a business combination, and reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date, making minor codification improvements for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method, and specifying that an entity is not required to allocate the consolidated current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements. For public business entities, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 with early adoption permitted. The Company has decided not to early adopt the amendments. The Company is currently evaluating the amendment and has not yet determined the impact on its condensed consolidated financial statements.

Note 3. Marketable Securities

The Company’s marketable securities consisted of the following:

	June 30, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Marketable securities:
Short-term
Money market accounts	$86	$—	$—	$86
Corporate debt securities	18,410	124	(4)	18,530
Less: Cash equivalents	(86)	—	—	(86)
Total short-term marketable securities	18,410	124	(4)	18,530
Long-term
Corporate debt securities	43,492	908	(2)	44,398
U.S. government agency securities	1,000	5	—	1,005
Total long-term marketable securities	44,492	913	(2)	45,403
Total marketable securities	$62,902	$1,037	$(6)	$63,933

	December 31, 2019
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Marketable securities:
Short-term
Money market accounts	$4,700	$—	$—	$4,700
Corporate debt securities	17,962	43	(2)	18,003
Less: Cash equivalents	(6,399)	—	—	(6,399)
Total short-term marketable securities	16,263	43	(2)	16,304
Corporate debt securities	41,861	116	(30)	41,947
Total long-term marketable securities	41,861	116	(30)	41,947
Total marketable securities	$58,124	$159	$(32)	$58,251

Management determined that the gross unrealized losses of $6,000 on the Company’s marketable securities as of June 30, 2020 were temporary in nature. Gross unrealized losses on the Company’s marketable securities were $32,000 as of December 31, 2019. The Company currently does not intend to sell these securities prior to maturity and does not consider these investments to be other-than-temporarily impaired as of June 30, 2020.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the three-tier fair value hierarchy:

	June 30, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Marketable securities and cash equivalents:
Corporate debt securities	$62,928	$—	$62,928	$—
U.S. government agency securities	1,005	—	1,005	—
Money market accounts	86	86	—	—
Total marketable securities and cash equivalents	$64,019	$86	$63,933	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Marketable securities and cash equivalents:
Corporate debt securities	$59,950	$—	$59,950	$—
Money market accounts	4,700	4,700	—	—
Total marketable securities and cash equivalents	$64,650	$4,700	$59,950	$—

The Company’s Level 1 assets include money market instruments and are valued based upon observable market prices. Level 2 assets consist of U.S. government agency securities and corporate debt securities. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. As of June 30, 2020, the Company had no investments that were measured using unobservable (Level 3) inputs.

There were no transfers between fair value measurement levels during the three and six months ended June 30, 2020.

Gross unrealized losses for cash equivalents and marketable securities as of June 30, 2020 were not material. As of June 30, 2020, there were no unrealized losses for securities in an unrealized loss position for more than 12 months. During the six months ended June 30, 2020, the Company did not recognize other-than-temporary impairment losses related to its marketable securities.

Note 5. Fixed Assets

Major classes of fixed assets consisted of the following:

		June 30,	December 31,
	Useful Lives	2020	2019
		(in thousands)
Computer hardware	3 Years	$1,764	$1,705
Computer software	3 Years	541	541
Medical lab equipment	5 Years	11,163	10,493
Furniture and fixtures	5 Years	235	235
Automobile	5 Years	15	—
Leasehold improvements	Shorter of lease term or estimated useful life	916	876
Assets not yet placed in service		487	114
Total		15,121	13,964
Accumulated depreciation		(9,108)	(7,990)
Property and equipment, net		$6,013	$5,974

Depreciation expense on fixed assets totaled $549,000 and $511,000 for the three months and $1.1 million and $1.0 million for the six months ended June 30, 2020 and 2019, respectively.

Note 6. Significant Balance Sheet Accounts

Other current assets consisted of the following:

	June 30,	December 31,
	2020	2019
	(in thousands)
Prepaid expenses	$2,906	$1,288
Reagents and supplies	2,155	277
Prepaid income taxes	619	46
Marketable securities interest receivable	485	478
Contract assets	150	150
Other receivable	44	16
Total	$6,359	$2,255

Reagents are used for DNA sequencing applications in the Company’s DNA sequencing equipment.

Note 7. Reporting Segment and Geographic Information

The Company views its operations and manages its business in one reporting segment. Long-lived assets were primarily located in the United States as of June 30, 2020 and December 31, 2019 with an insignificant amount located in Canada. Revenue by region during the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Revenue:
United States	$16,138	$6,686	$21,777	$10,300
Foreign:
Canada	329	516	948	1,054
Other Countries	798	1,222	2,293	2,440
Total	$17,265	$8,424	$25,018	$13,794

Note 8. Commitments and Contingencies

Operating Leases

See Note 9, Leases, for further information.

FF Gene Biotech

See Note 14 for a description of the Company’s commitments related to its joint venture, FF Gene Biotech (as defined in Note 14).

Purchase Obligations

As of June 30, 2020, the Company had non-cancelable purchase obligations of $9.0 million for medical lab equipment, reagents and other supplies, of which, $8.8 million is payable within twelve months, and $194,000 is payable within the next twenty-four months.

Contingencies

From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the outcome of these matters would not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

The Company’s headquarters is located in Temple City, California, which is comprised of various corporate offices and a laboratory certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, accredited by the College of American Pathologists, or CAP, and licensed by the State of California Department of Public Health. Additional offices are located in El Monte, California and Atlanta, Georgia and are used for certain research and development, customer service, report generation and other administrative functions.

The Company adopted new accounting standard Accounting Standards Codification, or ASC, 842, Leases, on January 1, 2019. Upon adoption, the Company recorded ROU assets of $3.0 million and short-term and long-term lease liabilities of $384,000 and $2.6 million, respectively. The difference between the ROU asset and liability is due to the existing balance of deferred rent at the date of adoption. There was no impact to retained earnings upon adoption. The Company entered into three new operating leases, or New Leases, with an existing landlord in the three and six months ended June 30, 2020. Upon entering into the New Leases, the Company recorded ROU assets of $393,000 and short-term and long-term lease liabilities of $58,000 and $335,000, respectively. The Company also entered into four short-term leases during the three and six months ended June 30, 2020 and elected short-term lease recognition exemption for such leases.

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

The following was operating lease expense:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Operating lease cost	$152	$146	$301	$292
Short-term lease cost	3	—	3	—
Total lease cost	$155	$146	$304	$292

Supplemental cash flow information related to leases was the following:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$148	$116	$311	$278
Noncash lease expense	$112	$101	$220	$201
Right-of-use assets obtained in exchange for new operating lease liabilities	$393	$—	$393	$—

Supplemental information related to leases was the following:

June 30, 2020
Weighted average remaining lease term - operating leases	5.3 years
Weighted average discount rate - operating leases	5.87%

The following is a maturity analysis of operating lease liabilities using undiscounted cash flows on an annual basis with renewal periods included:

Operating Leases
(in thousands)
Year Ending December 31,
2020 (remaining 6 months)	$326
2021	662
2022	668
2023	637
2024	400
2025	387
Thereafter	262
Total lease payments	3,342
Less imputed interest	(478)
Total	$2,864

Note 10. Equity-Based Compensation

The Company has included equity-based compensation expense as part of cost of revenue and operating expenses in the accompanying Condensed Consolidated Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Cost of revenue	$270	$167	$501	$309
Research and development	364	233	676	411
Selling and marketing	222	186	393	311
General and administrative	224	151	434	289
Total	$1,080	$737	$2,004	$1,320

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

The Company’s effective tax rates were -21% and -45% for the three and six months ended June 30, 2020, respectively, compared with 1% and -2% for the three and six months ended June 30, 2019, respectively. The change in effective tax rates for the three and six months ended June 30, 2020, relative to the comparative 2019 periods, was primarily attributable to deferred tax benefit related to the partial release of valuation allowance. This partial release is related to the projected increase in taxable income attributable to the Company’s new COVID testing capabilities.

Note 12. Income (Loss) per Share

The following table presents the calculation of basic and diluted income (loss) per share for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Net income (loss)	$3,321	$331	$1,365	$(1,577)
Weighted-average common shares—outstanding, basic	21,747	18,343	21,656	18,286
Weighted-average common shares—outstanding, diluted	22,920	19,021	22,824	18,286
Net income (loss) per common share, basic	$0.15	$0.02	$0.06	$(0.09)
Net income (loss) per common share, diluted	$0.14	$0.02	$0.06	$(0.09)

The following securities have been excluded from the calculation of diluted income (loss) per share because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Options	4	19	10	387
Restricted Stock Units	42	358	21	1,093

The anti-dilutive shares described above were calculated using the treasury stock method. During the six months ended June 30, 2019, the Company had outstanding stock options and restricted stock units that were excluded from the weighted-average share calculation due to the Company’s net loss position.

Note 13. Related Parties

Dr. Yun Yen, who is a member of the Company’s board of directors and a stockholder, serves as the President and Chairman of the Board for the Sino-American Cancer Foundation, or the Foundation, and served as the President for the Taipei Medical University, or the University, from August 1, 2011 through July 31, 2017 and currently serves as a Chair Professor for the University.

From time to time, the Company performs research testing services, on an arms-length basis, for the Foundation. The Company recognized zero in revenue during the three and six months ended June 30, 2020 and $2,000 for the three and six months ended June 30, 2019, as consideration for such services. Additionally, the Company subleased certain space in its facilities to the Foundation prior to April 2019. The Company recognized $8,000 and $16,000 for the three and six months ended June 30, 2019, as consideration for such sublease. As of June 30, 2020 and December 31, 2019, an insignificant amount was owed to the Company by the Foundation in connection with these relationships.

From time to time, the Company performs genetic sequencing services, on an arms-length basis, for the University. The Company recognized $17,000 and $9,000 for the three months ended and $65,000 and $22,000 for the six months ended June 30, 2020 and 2019, respectively, as consideration for such services. As of June 30, 2020, and December 31, 2019, $62,000 and $39,000, respectively, was owed to the Company by the University in connection with this relationship.

As more fully described in Note 14, in April 2017, the Company, through an affiliated company formed for the purpose of the relationship, entered into a cooperation agreement, or JV Agreement, with Xilong Scientific Co., Ltd., or Xilong Scientific, and Fuzhou Jinqiang Investment Partnership (LP), or FJIP, to form a joint venture under the laws of the People’s Republic of China, or PRC, called Fujian Fujun Gene Biotech Co., Ltd., or FF Gene Biotech. Xilong Scientific is an affiliate of Xi Long USA, Inc., a company which at one point owned greater than 10% of the Company’s common stock.  XiLong USA, Inc. has since reported beneficial ownership of 4.92% of the Company’s common stock in a Schedule 13G filed with the SEC on June 12, 2020. FJIP is owned by key management of FF Gene Biotech, including Dr. Han Lin Gao, the Chief Scientific Officer and a large stockholder of the Company and the owner of approximately 25% of FJIP.

Fulgent Pharma, LLC, or Fulgent Pharma, a former subsidiary of one of the Company's subsidiaries utilizes space in the facility at which the Company’s laboratory and corporate headquarters are located. Fulgent Pharma reimburses the Company for the portion of the rent the Company pays that is attributable to the space it uses, which amounts are not significant. As of June 30, 2020, and December 31, 2019, $44,000 and $26,000, respectively, was due from Fulgent Pharma as a result of this arrangement, which is recorded in other receivable in other current assets in the accompanying Condensed Consolidated Balance Sheets.

Note 14. Equity Method Investments

In April 2017, the Company, through an affiliated company formed for the purpose of the relationship, entered into the JV Agreement with Xilong Scientific and FJIP to form FF Gene Biotech, a joint venture formed under the laws of the PRC to offer genetic testing services to customers in the PRC. Pursuant to the terms of the JV Agreement, the Company has agreed to contribute to FF Gene Biotech genetic sequencing and other equipment with a total cost of 60,000,000 renminbi, or RMB, over a five-year period for a 30% ownership interest in FF Gene Biotech, previously three-year per original agreement and amended in April 2019. Xilong Scientific has agreed to contribute to FF Gene Biotech 102,000,000 RMB over a five-year period for a 51% ownership interest in the FF Gene Biotech, previously three-year per original agreement and amended in April 2019. FJIP has agreed to contribute to FF Gene Biotech 19,000,000 RMB over a ten-year period for a 19% ownership interest in FF Gene Biotech, previously five-year per original agreement and amended in April 2019. The Company’s maximum exposure to fund losses of FF Gene Biotech as a result of its minority ownership of this entity is equal to its contribution obligation under the JV Agreement as described above. As of June 30, 2020, 39,300,000 RMB (or approximately $5.6 million U.S. dollars) remains to be contributed to the investee under the terms of the JV agreement. To date, the Company has purchased and contributed equipment with an aggregate fair value of $3.1 million pursuant to its contribution commitment under the JV Agreement. The Company accounted for this contribution in accordance with ASC 845, Nonmonetary Transactions, and recorded an investment based on the fair value of the contributed equipment, which is the same as carryover basis.

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

The Company accounts for its 30% interest in FF Gene Biotech using the equity method of accounting. The Company recorded its proportionate share of the losses of FF Gene Biotech in the three and six months ended June 30, 2020 in the accompanying Condensed Consolidated Statements of Operations, and recorded its contribution to date, net of its proportionate share in the accumulated losses of FF Gene Biotech, in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2020.

Equity method investments as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020		December 31, 2019
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
	(in thousands)
FF Gene Biotech	$430	30%	$872	30%
Total equity method investments	$430	30%	$872	30%

Summary Financial Information

Summary financial information for FF Gene Biotech is as follows:

	Six Months Ended June 30
	2020	2019
Consolidated Statements of Operations Data:	(in thousands)
Net sales	$1,602	$1,131
Gross profit	$28	$579
Net loss	$(1,618)	$(1,423)
Share of loss from investments accounted for using the equity method	$(442)	$(428)

Note 15. Subsequent Event

Subsequent to the period end, on July 23, 2020, the Company entered into an Agreement for Purchase and Sale of Property, or the Purchase Agreement, for the purchase of real property located at 4399-4401 Santa Anita Avenue, El Monte, California, or the Property, from 4401 Santa Anita Corporation, a California corporation, or the Seller, in exchange for the payment of an aggregate cash purchase price of $15.4 million. The Property consists of approximately 61,612 total square feet of building situated on 2.6 acres of land. Pursuant to the terms of the Purchase Agreement, Fulgent will have 60 days following execution of the Purchase Agreement to conduct due diligence on the Property, or the Due Diligence Period. During the Due Diligence Period, Fulgent may deliver a notice of termination to the Seller should Fulgent determine through its due diligence that the Property is not suitable for purchase by Fulgent. As set forth in and subject to the conditions of the Purchase Agreement, the closing of the sale will occur 30 days after the expiration of the Due Diligence Period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included in this report. Additionally, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the Securities and Exchange Commission in preparing this discussion and analysis, we presume that readers have access to and have read the discussion and analysis of our financial condition and results of operations included in our annual report on Form 10-K for our fiscal year ended December 31, 2019 filed with the SEC on March 13, 2020. As used in this discussion and analysis and elsewhere in this report, unless the context otherwise requires, the terms “Fulgent,” the “Company,” “we,” “us” and “our” refer to Fulgent Genetics, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are statements other than historical facts and relate to future events or circumstances or our future performance, and they are based on our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. The forward-looking statements in this discussion and analysis include statements about, among other things, our future financial and operating performance, our future cash flows and liquidity and our growth strategies, as well as anticipated trends in our business and industry. These forward-looking statements are subject to a number of risks and uncertainties, including, among others, those described under “Item 1A. Risk Factors” in Part II of this report. Moreover, we operate in a competitive and rapidly evolving industry and new risks emerge from time to time. It is not possible for us to predict all of the risks we may face, nor can we assess the impact of all factors on our business or the extent to which any factor or combination of factors could cause actual results to differ from our expectations. In light of these risks and uncertainties, the forward-looking events and circumstances described in this discussion and analysis may not occur, and actual results could differ materially and adversely from those described in or implied by any forward-looking statements we make. Although we have based our forward-looking statements on assumptions and expectations we believe are reasonable, we cannot guarantee future results, levels of activity, performance or achievements or other future events. As a result, forward-looking statements should not be relied on or viewed as predictions of future events, and this discussion and analysis should be read with the understanding that actual future results, levels of activity, performance and achievements may be materially different than our current expectations. The forward-looking statements in this discussion and analysis speak only as of the date of this report, and except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

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

Our existing customer base consists primarily of hospitals, medical institutions, other laboratories, governmental bodies, municipalities, and large corporations, which are typically frequent and high-volume users of tests and which often pay us directly for our tests. We believe our relationships with these customers provide a meaningful opportunity for further growth, as we seek to deepen these relationships and drive increased ordering. We also believe our offering could be attractive to other types of customers, including individual physicians and other practitioners, research institutions and other organizations, and we are building relationships in these new customer markets. Although we have devoted fewer overall resources to sales and marketing efforts than many of our competitors, we made material investments in our sales and marketing team and strategies, the global reach of our business and other aspects of our operations.

Since March 2020, we have commercially launched several tests, or COVID-19 tests, for the detection of SARS-CoV-2, the virus that causes COVID-19, including NGS and RT-PCR-based tests. We have received EUAs from the FDA for the RT-PCR-based tests for the detection of SARS-CoV-2 using upper respiratory specimens (nasal, nasopharyngeal, and oropharyngeal swabs) and for our at-home COVID-19 testing service through Picture Genetics. Our at-home testing service for COVID-19 and RT-PCR-based tests have been granted EUAs by the FDA only for the detection of nucleic acid from SARS-CoV-2, not for any other viruses or pathogens. We are currently accepting patient samples directly to our Biosafety Level 2, or BSL-2, certified laboratory in Temple City, California where we have the capacity to accept and process thousands of samples per day with a typical turn-around time of 24-48 hours from the time the sample was received and accepted. To date, we have processed orders for our COVID-19 tests from a variety of customers, including governmental bodies, municipalities, and large corporations.

We offer tests at competitive prices averaging approximately $129 per billable test delivered in the six months ended June 30, 2020, and at a lower cost to us than many of our competitors, averaging approximately $61 per billable test delivered in the six months ended June 30, 2020. Our volume has grown rapidly since our commercial launch, with 180,513 and 193,676 billable tests delivered in the three and six months ended June 30, 2020, respectively, compared to 16,369 and 23,899 billable tests delivered in the three and six months ended June 30, 2019, respectively. An aggregate of over 311,450 billable tests were delivered to approximately 1,180 customers since launching our first commercial genetic tests in 2013 and through June 30, 2020. We have experienced compound quarterly growth of 64% in the number of billable tests delivered in our last eight completed fiscal quarters. We recorded revenue and net income of $17.3 million and $3.3 million, respectively, in the three months ended June 30, 2020, compared to revenue and net income of $8.4 million and $331,000, respectively, in the three months ended June 30, 2019. We recorded revenue and net income of $25.0 million and $1.4 million, respectively, in the six months ended June 30, 2020, compared to revenue and net loss of $13.8 million and $1.6 million, respectively, in the six months ended June 30, 2019. We achieved profitability in the first half of 2017, the second and third quarters of 2019 and the second quarter of 2020, but we have recorded losses in all other periods since our inception.

COVID-19 Considerations

The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. We are closely monitoring the impact of COVID-19 on all aspects of our business, including its impact on our customers, suppliers, third-party service providers, and our employees. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat it and the economic impact on local, regional, national and international markets and supply chains.

We continued to operate as an essential business in response to COVID-19.

In the three and six months ended June 30, 2020, the COVID-19 pandemic did not have a material negative impact on our consolidated operating results. However, the responses of the federal, international, state and regional governments to the pandemic, including the shelter in place orders and the allocation of healthcare resources to treating those infected with the virus, have caused and may continue to cause a significant decline in the number of our traditional genetics tests ordered, which may impact our future revenues. Even after the COVID-19 outbreak has subsided, we may experience materially adverse impacts on our financial condition and results of operations. Our ability to continue to operate as currently planned, including continuing to offer our COVID-19 tests with a competitive results turn-around time, without any significant negative operational impact from the COVID-19 pandemic will in part depend on our, and any of our third party service providers’ and suppliers’ ability to protect our respective employees and supply chains. We have endeavored to follow the recommended actions of government and health authorities to protect our employees. We intend to continue to adhere to our employee safety measures to ensure that any disruptions to our operations remain minimal during the pandemic. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our, or our third-party service providers’ and suppliers’, workforce and supply chain.

The COVID-19 pandemic has not negatively impacted the Company’s liquidity position as of June 30, 2020. We have not incurred any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic as of June 30, 2020.

For additional information on risk factors related to the COVID-19 pandemic or other risks that could impact our results, please refer to “Item 1A. Risk Factors” in Part II of this Form 10-Q.

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

	Three Months Ended				Six Months Ended
	June 30,		$	%	June 30,		$	%
	2020	2019	Change	Change	2020	2019	Change	Change
Statement of Operations Data:	(dollars in thousands, except Other Operating Data)
Revenue	$17,265	$8,424	$8,841	105%	$25,018	$13,794	$11,224	81%
Cost of revenue	7,717	3,620	4,097	113%	11,774	6,588	5,186	79%
Gross profit	9,548	4,804	4,744	99%	13,244	7,206	6,038	84%
Operating expenses:
Research and development	1,849	1,574	275	17%	3,827	2,998	829	28%
Selling and marketing	3,260	1,304	1,956	150%	4,857	2,576	2,281	89%
General and administrative	1,799	1,631	168	10%	3,834	3,160	674	21%
Total operating expenses	6,908	4,509	2,399	53%	12,518	8,734	3,784	43%
Operating income (loss)	2,640	295	2,345	795%	726	(1,528)	2,254	148%
Interest and other income, net	275	192	83	43%	516	399	117	29%
Income (loss) before income taxes and equity loss in investee	2,915	487	2,428	499%	1,242	(1,129)	2,371	210%
Provision for (benefit from) income taxes	(599)	7	(606)	(8,657%)	(565)	20	(585)	(2,925%)
Income (loss) before equity loss in investee	3,514	480	3,034	632%	1,807	(1,149)	2,956	257%
Equity loss in investee	(193)	(149)	(44)	30%	(442)	(428)	(14)	(3%)
Net income (loss)	$3,321	$331	$2,990	903%	$1,365	$(1,577)	$2,942	187%

Other Operating Data:
Billable tests delivered(1)	180,513	16,369	164,144	1,003%	193,676	23,899	169,777	710%
Average price per billable test delivered(2)	$96	$515	$(419)	(81%)	$129	$577	$(448)	(78%)
Cost per billable test delivered(3)	$43	$221	$(178)	(81%)	$61	$276	$(215)	(78%)

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

Revenue

Revenue increased $8.8 million, or 105%, from $8.4 million in the three months ended June 30, 2019 to $17.3 million in the three months ended June 30, 2020, and increased $11.2 million, or 81%, from $13.8 million in the six months ended June 30, 2019 to $25.0 million in the six months ended June 30, 2020. The increase in revenue between periods was primarily due to increase in the number of billable tests delivered, including orders for our recently launched COVID-19 tests, offset by a substantial decline in the average selling price per test.

The average price of the billable tests we delivered decreased from $515 in the three months ended June 30, 2019 to $96 in the three months ended June 30, 2020, and decreased from $577 in the six months ended June 30, 2019 to $129 in the six months ended June 30, 2020. The decreases were due to (i) lower price-points for the mix of tests we delivered, including our recently launched COVID-19 tests, in the three and six months ended June 30, 2020, (ii) the mix of customers ordering tests in these periods, who may order tests at different rates depending on the arrangements we have negotiated with them, and for which we may recognize different amounts of revenue at different times in the delivery and payment process based on the impact of our revenue recognition policy on, and differing collectability rates among, various customer groups, and (iii) our reduction of prices for certain of our tests due to general price degradation for genetic tests and other competitive factors during the three and six months ended June 30, 2020.

Revenue from non-U.S. sources decreased $611,000, or 35%, from $1.7 million in the three months ended June 30, 2019 to $1.1 million in the three months ended June 30, 2020, and decreased $253,000, or 7%, from $3.5 million in the six months ended June 30, 2019 to $3.2 million in the six months ended June 30, 2020. The decreases in revenue from non-U.S. sources between periods were primarily due to decreased sales to customers in other countries, which decreased by $424,000 and $147,000 in the three and six months ended June 30, 2020, respectively, and specifically decreased sales to customers in Canada, which decreased by $187,000 and $106,000 in the three and six months ended June 30, 2020, respectively.

The number of billable tests we delivered increased 164,144, from 16,369 in the three months ended June 30, 2019 to 180,513 in the three months ended June 30, 2020, and increased 169,777, from 23,899 in the six months ended June 30, 2019 to 193,676 in the six months ended June 30, 2020. The increases were primarily attributable to the expansion of our test menu, including our recently launched COVID-19 tests, and increases in sales to certain of our existing and new customers.

After aggregating customers that are under common control or are affiliates, one customer contributed 45% of our total revenue in the three months ended June 30, 2020, and one customer contributed 31% of our total revenue in the six months ended June 30, 2020.

Cost of Revenue

Cost of revenue increased $4.1 million, or 113%, from $3.6 million in the three months ended June 30, 2019 to $7.7 million in the three months ended June 30, 2020. The increase was primarily due to increases of $2.9 million in reagent and supply expenses and $536,000 in outside labor expense related to increased billable tests delivered and $339,000 in personnel costs and $103,000 in equity-based compensation expense related to increased headcount and stock price.

Cost of revenue increased $5.2 million, or 79%, from $6.6 million in the six months ended June 30, 2019 to $11.8 million in the six months ended June 30, 2020. The increase was primarily due to increases of $3.7 million in reagent and supply expenses and $535,000 in outside labor expense related to increased billable tests delivered, $417,000 in personnel costs and $192,000 in equity-based compensation expense related to increased headcount and stock price.

Cost per billable test delivered decreased $178, or 81%, from $221 in the three months ended June 30, 2019 to $43 in the three months ended June 30, 2020 as the increase in the number of billable tests we delivered was greater than the increase in our cost of revenue due to economies of scale related to the increased number of billable tests for the period. Cost per billable test delivered decreased $215, or 78%, from $276 in the six months ended June 30, 2019 to $61 in the six months ended June 30, 2020 as the increase in the number of billable tests we delivered was greater than the increase in our cost of revenue. The greater increase in the number of billable tests we delivered was primarily attributable to new customers and our expanded test menu, including our recently launched COVID-19 tests. Our cost per billable test decreased in part due to our efforts to leverage our technology, such as engineered chemistry and competitive analytics powered by artificial intelligence and machine learning.

Our gross profit increased $4.7 million, from $4.8 million in the three months ended June 30, 2019 to $9.5 million in the three months ended June 30, 2020, and increased $6.0 million, from $7.2 million in the six months ended June 30, 2019 to $13.2 million in the six months ended June 30, 2020. Our gross profit as a percentage of revenue, or gross margin, decreased from 57.0% to 55.3% between three months ended June 30, 2019 and 2020, and increased from 52.2% to 52.9% between six months ended June 30, 2019 and 2020, due in part to the increase in revenue and decreases in our cost per billable test and cost of revenue described above.

Research and Development

Research and development expenses increased $275,000, or 17%, from $1.6 million in the three months ended June 30, 2019 to $1.8 million in the three months ended June 30, 2020. The increase was primarily due to increases of $209,000 in personnel costs and $131,000 in equity-based compensation expense related to increased headcount and stock price.

Research and development expenses increased $829,000, or 28%, from $3.0 million in the six months ended June 30, 2019 to $3.8 million in the six months ended June 30, 2020. The increase was primarily due to increases of $528,000 in personnel costs and $265,000 in equity-based compensation expense related to increased headcount and stock price, and $134,000 in reagent and supply expenses related to increased reagent usage for COVID-19 research.

Selling and Marketing

Selling and marketing expenses increased $2.0 million, or 150% from $1.3 million in the three months ended June 30, 2019 to $3.3 million in the three months ended June 30, 2020. The increase was primarily due to increases of $1.7 million in marketing supplies to potential customers including kits related to the increased number of COVID-19 tests delivered in the current period, $156,000 in consulting and outside labor expense related to COVID-19 marketing projects in the current period, and $104,000 in personnel costs related to increased commission expense and stock awards granted to sales representatives.

Selling and marketing expenses increased $2.3 million, or 89% from $2.6 million in the six months ended June 30, 2019 to $4.9 million in the six months ended June 30, 2020. The increase was primarily due to increases of $1.8 million in marketing supplies to potential customers including kits related to the increased number of COVID-19 tests delivered in the current period, $235,000 in consulting and outside labor expense related to COVID-19 marketing projects in the current period, and $143,000 in personnel costs related to increased commission expense and stock award granted to sales representatives.

General and Administrative

General and administrative expenses increased $168,000, or 10% from $1.6 million in the three months ended June 30, 2019 to $1.8 million in the three months ended June 30, 2020. The increase was primarily due to increases of $107,000 in accounting fees, $83,000 in personnel costs and $73,000 in equity-based compensation expense related to increased headcount and stock price, $63,000 in other state tax related to increased franchise tax, business property tax and business licenses tax, and $60,000 in software and licensing related to new billing software, partially offset by a decrease of $229,000 in legal fees related to case settlement in the prior period.

General and administrative expenses increased $674,000, or 21% from $3.2 million in the six months ended June 30, 2019 to $3.8 million in the six months ended June 30, 2020. The increase was primarily due to increases of $211,000 in accounting fees, $146,000 in personnel costs and $145,000 in equity-based compensation related to increased headcount and stock price, $135,000 in bad debt expense related to additional reserve for doubtful accounts in the current period, and $106,000 in software and licensing related to new billing software, partially offset by a decrease of $165,000 in legal and professional fees related to case settlement in the prior period.

Interest Income and Other Income (Losses)

Interest income was $249,000 and $204,000 in the three months ended June 30, 2020 and 2019, respectively, and $575,000 and $418,000 in the six months ended June 30, 2020 and 2019, respectively. This income related to interest received on various investments in marketable securities.

Other income (losses) were $26,000 and $(59,000) in the three and six months ended June 30, 2020. Other losses were not significant in the three or six months ended June 30, 2019. The primary component of other losses in both periods was foreign currency valuation losses.

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes were $(599,000) and $(565,000) for the three and six months ended June 30, 2020, respectively, and $7,000 and $20,000 for the three and six months ended June 30, 2019, respectively. The effective tax rate was -21% for the three months ended June 30, 2020 compared with 1% for the three months ended June 30, 2019. The effective tax rate was -45% for the six months ended June 30, 2020 compared with -2% for the six months ended June 30, 2019. The change in effective tax rates for the three and six months ended June 30, 2020, relative to the comparative 2019 periods, was primarily attributable to deferred tax benefit related to the partial release of valuation allowance. This partial release is related to the projected increase in taxable income attributable to the Company’s new COVID testing capabilities.

Equity Loss in Investee

Equity loss in investee was $193,000 and $149,000 in the three months ended June 30, 2020 and 2019, respectively, and $442,000 and $428,000 in the six months ended June 30, 2020 and 2019, respectively. Equity loss in investee relates to our 30% ownership interest in our joint venture, which we refer to as FF Gene Biotech.

Liquidity and Capital Resources

Liquidity and Sources of Cash

We had $2.4 million in cash and cash equivalents and $63.9 million in marketable securities, consisting of corporate bonds and U.S. government agency securities, as of June 30, 2020. We had $12.0 million in cash and cash equivalents and $58.3 million in marketable securities, consisting of corporate bonds, as of December 31, 2019.

Since commencing operations in May 2012, our operations have been financed primarily by our founder, Chief Executive Officer and Chairman of our board of directors, Ming Hsieh, and in more recent periods, by cash from our operations and equity financings.

Our primary uses of cash are to fund our operations as we continue to invest in and seek to grow our business. Cash used to fund operating expenses is impacted by the timing of our expense payments, as reflected in the changes in our outstanding accounts payable and accrued expenses. In addition, in connection with the establishment of FF Gene Biotech, we became obligated to contribute to FF Gene Biotech genetic sequencing and other equipment with a total cost of 60,000,000 RMB, over a five-year period. To date, we have purchased and contributed to FF Gene Biotech equipment with an aggregate fair value of $3.1 million, and as of June 30, 2020, 39,300,000 RMB (or approximately $5.6 million U.S. dollars) of our total contribution obligations remain to be satisfied. Depending on the performance of FF Gene Biotech, this joint venture may never produce sufficient revenue to us to recover these capital and other investments, and could cause our revenue to decrease if any of our direct customers in Asia choose to order genetic tests from FF Gene Biotech instead of from us, any of which could negatively affect our liquidity and cash flows. In addition, although we have in the past made cash distributions for tax and other purposes to the equity holders of our predecessor, we do not expect to use our cash to make these or any other types of distributions or dividends in the foreseeable future.

On August 30 2019, we entered into an Equity Distribution Agreement, or the Equity Distribution Agreement, with Piper Sandler & Co., or Piper, as sales agent, pursuant to which was subsequently amended on August 4, 2020. Pursuant to the Equity Distribution Agreement, we may, from time to time, sell through Piper shares of our common stock with an aggregate purchase price of up to $44.9 million. During the three and six months ended June 30, 2020, the Company did not sell any shares of its common stock pursuant to the Equity Distribution Agreement. Shares sold under the Equity Distribution Agreement are offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-233227) filed with the SEC on August 12, 2019 and declared effective on August 23, 2019, and a prospectus supplement and accompanying base prospectus filed with the Securities and Exchange Commission on August 30, 2019.

On November 13, 2019, we entered into a Purchase Agreement with Piper, as representative of the several underwriters, pursuant to which we sold 2,673,750 shares of our common stock at a price of $10.51875 per share, with a public offering price of $11.25 per share. We received net proceeds of approximately $27.6 million, after deducting underwriting discounts and commissions and offering expenses paid or payable by us of approximately $2.4 million. The shares issued and sold in the underwritten offering were sold pursuant to a shelf registration statement registered under the Securities Act on a registration statement on Form S-3 (File No. 333-233227), and a prospectus supplement and accompanying base prospectus filed with the Securities and Exchange Commission on November 13, 2019.

We believe our existing cash, along with proceeds from our equity financings, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Much of the losses we have incurred in certain prior periods were attributable to a variety of non-cash charges, including equity-based compensation expenses. As a result, in spite of the losses we recorded during these periods, cash provided by continuing operations has been mostly positive since 2015 and has significantly contributed to our ability to meet our liquidity needs, including paying for capital expenditures. Additionally, if our business grows and we are able to achieve increased efficiencies and economies of scale in line with this growth, we expect increased revenue levels would increase our ability to rely on cash from our operations to support our business in future periods, even if our expenses also increase as a result of the growth of our business. Based on these factors, we anticipate that cash from our operations will continue to play a meaningful role in our ability to meet our liquidity requirements and pursue our business plans and strategies in the next 12 months and in the longer term.

However, our expectations regarding the cash that may be provided by our operations and our cash needs in future periods could turn out to be wrong, in which case we may require additional financing to support our operations, as we do not presently have any commitments for future capital. For instance, cash provided by our operations has in the past experienced fluctuations from period to period, which we expect may continue in the future. These fluctuations can occur because of a variety of factors, including, among others, the amount and timing of sales of billable tests, the prices we charge for our tests due to changes in product mix, customer mix, general price degradation for tests or other factors, the rate and timing of our billing and collections cycles and the timing and amount of our commitments and other payments. Moreover, even if our liquidity expectations are correct, we may still seek to raise additional capital through securities offerings, credit facilities or other debt financings, asset sales or collaborations or licensing arrangements.

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

Cash Flows

The following table summarizes our cash flows for each of the periods indicated:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash (used in) provided by operating activities	$(3,043)	$1,730
Net cash (used in) provided by investing activities	$(6,267)	$689
Net cash (used in) provided by financing activities	$(223)	$9

Operating Activities

Cash used in operating activities in the six months ended June 30, 2020 was $3.0 million. The difference between net income and cash used in operating activities for the period was primarily due to increases of $7.4 million in accounts receivable mainly due to timing of collections from customers and increased revenue and $3.8 million in other current assets related to purchases of an increased amount of reagents and supplies and equipment purchased that will be contributed to FF Gene Biotech, partially offset by the effects of $2.0 million in equity-based compensation expenses, $1.1 million in the depreciation of assets and $442,000 in equity loss in investee.

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

Investing Activities

Cash used in investing activities in the six months ended June 30, 2020 was $6.3 million, which is primarily related to purchases of $12.4 million of marketable securities and purchases of $1.2 million of fixed assets consisting mainly of medical laboratory equipment, leasehold improvements, and computer hardware, partially offset by proceeds of $7.3 million related to maturities of marketable securities.

Cash provided by investing activities in the six months ended June 30, 2019 was $689,000, which primarily related to purchases of $10.2 million marketable securities, purchases of $633,000 fixed assets consisting mainly of computer hardware, and partially offset by maturity of $11.5 million of marketable securities.

Financing Activities

Cash used in financing activities in the six months ended June 30, 2020 was $223,000, which primarily represents payment for costs related to our underwritten offering in November 2019. Cash provided by financing activities in the six months ended June 30, 2019 was minimal.

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

Except as set forth in Note 2 (Summary of Significant Accounting Policies) to our condensed consolidated financial statements included in this report, there have been no significant changes to our critical accounting policies and estimates as described in the 2019 Annual Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control (as required by Rule 13a-15(b) under the Exchange Act) over the financial reporting during the three months ended June 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our results of operations have experienced fluctuations from period to period, which we expect may continue in the future. These fluctuations can occur because of a variety of factors, including, among others, the amount and timing of sales of billable tests; the prices we charge for our tests due to changes in product, customer or payor mix, general price degradation for genetic tests or other competitive factors, global health crises and pandemics which may generate demand for our tests, such as the ongoing COVID-19, the disease caused by the novel coronavirus since named SARS-CoV-2, pandemic, the rate and timing of our billings and collections and the timing and amount of our commitments and other payments, as well as the other risk factors discussed in this report. Our results have been, and may in the future be, impacted by events that may not recur regularly, in the same amounts or at all in the future. In 2020, we developed and began offering a series of COVID-19 tests, but the pricing and margins from these tests continues to evolve. For the quarter ended June 30, 2020, we experienced substantial revenue growth due primarily to recent sales of, and growing demand, for these COVID-19 tests. While we believe there will be a continued demand for our COVID-19 tests in the near term, the future outcome and circumstances of the COVID-19 pandemic continue to rapidly evolve and remain uncertain. There can be no assurance our COVID-19 related growth or other growth we may experience will continue. This recent growth and other fluctuations in our operating results may render period-to-period comparisons less meaningful, and investors should not rely on the results of any one period as an indicator of future performance. These fluctuations in our operating results could cause our performance in any particular period to fall below the expectations of securities analysts or investors or guidance we have provided to the public, which could negatively affect the price of our common stock. Moreover, our limited operating history may make it difficult to determine if fluctuations in our performance reflect seasonality, pandemic-related demand or other trends or if these fluctuations are the result of other factors or events.

We have a history of losses, and we may not be able to achieve or sustain profitability.

We have a history of losses. Although we achieved profitability in the first half of 2017, the second and third quarters of 2019 and the second quarter of 2020, we recorded losses in all other periods since our inception. We may not be able to maintain profitability in future periods. Further, our revenue levels may not grow at historical rates or at all, and we may not be able to achieve additional profitability or sustain profitability. We may incur additional losses in the future, particularly as we focus on investing in and growing our business and operations in response to recent demand for our COVID-19 tests. Our prior losses have had and any future losses will continue to have an adverse effect on our stockholders’ equity and working capital, which could negatively impact our operations and your investment in our company. Any failure to sustain or grow our revenue levels and achieve or maintain profitability would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.

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

The composition and concentration of our customer base can fluctuate from period to period, and in certain prior periods, a small number of customers accounted for a significant portion of our revenue. When customers who, to our knowledge, are under common control or otherwise affiliated with each other are aggregated, one group of affiliated customers contributed 45% of our total revenue in the three months ended June 30, 2020, and one group of affiliated customers contributed 31% of our total revenues in the six months ended June 30, 2020. For these customers and for customers generally, tests are purchased on a test-by-test basis and not pursuant to any long-term purchasing arrangements. As a result, any or all of our customers, including affiliated customers or customers under common control who purchase large quantities of billable tests, could decide at any time to decrease, delay or discontinue their orders from us which could adversely affect our revenue. Although we believe some of these fluctuations in customer demand may be attributable, in part, to the nature of our business, in which our customers can experience significant volatility in their genetic testing demand from period to period in the ordinary course of their operations, these demand fluctuations, particularly for any key customers, can have a significant impact on our period-to-period performance regardless of their cause. In addition, the failure of any one of our customers or their payors to pay on a timely basis would negatively impact our results and cash flows. Our ability to maintain or increase sales to our existing customers depends on a variety of factors, including the other risk factors discussed in this report, many of which are beyond our control. Because of these and other factors, sales to any of our customers, including any key, affiliated or commonly controlled customers, may not continue in the amounts or at the rates as they have in the past, and such sales may never reach or exceed historical levels in any future period. The loss of any of our customers, or a reduction in orders or difficulties collecting payments for tests ordered by any of them, could significantly reduce our revenue and adversely affect our operating results.

If we are not able to grow and diversify our customer base and increase demand for our tests from existing and new customers, our potential for growth could be limited.

To achieve our desired revenue growth, we must increase test volume by further penetrating our existing hospital and medical institution customers and by expanding sales of our COVID-19 tests to additional government bodies, municipalities and large corporations in need of regular COVID-19 testing for large populations. In addition, we must grow our customer base beyond hospitals, medical institutions and other laboratories and into additional customer groups, such as individual physicians, other practitioners and research institutions. To this end, we are making efforts to diversify our customer market, including building relationships with research institutions and other similar institutional customers, national clinical laboratories, government bodies, municipalities and large corporations in need of regular COVID-19 testing for large populations and various other organizations to facilitate access to physicians, practitioners and other new customer groups, including certain U.S. government agencies. We are also pursuing relationships with payors, including Medicare, some state Medicaid programs and commercial payors, in an effort to obtain coverage and reimbursement for our tests to make them accessible to more individual physicians. Generally, when we establish these new customer relationships, we agree with the applicable payor, laboratory or other customer to provide certain of our tests at negotiated rates, but, subject to limited exceptions, most of these relationships do not obligate any party to order our tests at any agreed volume or frequency or at all. Further, any relationships we may develop with any government agencies are subject to unique risks associated with government contracts, including cancellation if adequate appropriations for subsequent performance periods are not made and modification or termination at the government’s convenience and without prior notice. Our efforts to pursue individual consumers under our Picture Genetics platform, new payor or institutional customers, new COVID-19 testing customers or other new customer markets could fail, and even if we are able to develop relationships with new customers in these or any other new customer groups, these relationships may not lead to meaningful or any increases in our customer base, the number of billable tests we deliver or our revenue, and may not improve our ability to achieve or sustain profitability.

We may fail to obtain the customer growth needed to grow volumes and revenue levels as desired or anticipated or at all, which could occur for a variety of reasons, including, among others:

•

the genetic testing market generally, and particularly the market for next generation sequencing, or NGS, genetic tests and our COVID-19 tests, is relatively new and may not grow as predicted or may decline;

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

With the development of NGS, the clinical genetic testing market has become increasingly competitive, and as the COVID-19 pandemic continues, additional potentially competitive COVID-19 tests may enter the market. We expect this competition to intensify further in the future. We face competition from a variety of sources, including, among others, companies seeking to develop and commercialize, or who have developed and commercialized, COVID-19 tests, dozens of companies focused on molecular genetic testing services, such as specialty and reference laboratories that offer traditional single-gene and multi-gene tests, and established and emerging healthcare, information technology and service companies that may develop and sell competitive products or services, which may include informatics, analysis, integrated genetic tools and services for health and wellness.

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

Our sales and marketing strategies also include a continued focus on growing our international sales and customer base, which we plan to pursue through our direct sales team, a number of independent contractor sales representatives, and, if opportunities arise, by engaging distributors or establishing other types of arrangements, such as joint ventures or other relationships, to manage or assist with sales, logistics, education or customer support in certain territories. To this end, we have worked with Xi Long USA, Inc., or Xi Long, to form a joint venture in the second quarter of 2017, which we refer to as FF Gene Biotech, to offer genetic testing to customers in the People’s Republic of China, or PRC. Although we believe this joint venture could result in expanded long-term opportunities to address the genetic testing market in Asia, these expectations could turn out to be wrong and we may never realize the benefits we anticipate from this joint venture. While it may become necessary to identify, qualify and engage other commercial partners or distributors with local industry experience and knowledge in order to effectively market and sell our tests outside the United States, we have established some relationships to cover any non-U.S. territories including this joint venture in the PRC and other distribution relationships. As a result, we may not be successful in finding, attracting and retaining qualified distributors or other commercial partners or we may not be able to enter into arrangements covering desired territories on favorable terms. In addition, sales practices utilized by distributors or other commercial partners that are locally acceptable may not comply with sales practices or standards required under U.S. laws that apply to us, which could subject us to additional compliance risks. If our sales and marketing efforts outside the United States are not successful, we may not achieve significant acceptance for our tests in international markets, which could materially and adversely impact our business operations.

We will need to invest in and expand our infrastructure and hire additional skilled personnel in order to support our desired growth, and our failure to effectively manage any future growth could jeopardize our business.

To continue to increase the volume of tests we offer and deliver, we must make substantial investments in our infrastructure, including our testing capacity, laboratory capacity, information systems, enterprise software systems, customer service, billing and collections systems and processes and internal quality assurance programs. We will also need to invest in our workforce by hiring additional skilled personnel, including biostatisticians, geneticists, software engineers, laboratory directors and specialists, sales and marketing experts and other scientific, technical and managerial personnel to market, process, interpret and validate the quality of results of our genetic tests and otherwise manage our operations. For example, before we deliver a report for any of our tests, including our COVID-19 tests, the results summarized in the report must be reviewed and approved by a licensed and qualified laboratory director. We currently have only four such laboratory directors with all of the required licenses, including Dr. Han Lin Gao. We may need to hire more licensed laboratory directors in the future to further scale our business. If we fail to hire additional qualified personnel when needed or otherwise develop our infrastructure sufficiently in advance of demand or if we fail to generate demand commensurate with our level of investment in our infrastructure, our business, prospects, financial condition and results of operations could be adversely affected. We are expanding our existing laboratory space, and we may acquire new laboratory space, which would involve significant costs and attention from our management.

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

Since starting our genetic testing business, we have historically been focused primarily on providing our tests to hospitals, medical institutions and other laboratories. Our traditional genetic testing customer base is principally comprised of hospitals, medical institutions and other laboratories. These customers typically pay for the cost of our tests using funds reimbursed in connection with a patient’s diagnosis related group, or DRG, and our customer base for our COVID-19 tests is principally comprised of governmental bodies, municipalities, and large corporations, who pay us directly, or through third-party payors, for our COVID-19 tests. These risks include the potential for default or bankruptcy by the party responsible for payment and other risks associated with payment collection generally. Further, healthcare policy changes that influence the way healthcare is financed or other changes in the market that impact payment rates by institutional or non-institutional customers could affect our collection rates. For example, because reimbursement under a DRG is typically provided at a fixed amount intended to cover all services provided to the patient, the cost of our tests provided to hospitals, medical institutions and laboratories may be viewed to limit the profitability of the billing institution. If we are unable to convince hospitals, medical institutions and other laboratories of the value and benefit provided by our tests, or if the amount reimbursed under these DRG codes is decreased, these customers may slow, or stop altogether, their purchases of our tests. Moreover, our ability to collect payment for our tests in a timely manner or at all from our healthcare provider customers may decline to the extent we expand our business into new healthcare provider customer groups, including individual physicians and other practitioners, from which collection rates are often significantly lower than hospitals, medical institutions and other laboratories and which involve substantial additional risks that are discussed in these risk factors below. Any inability to maintain our past payment collection levels could cause our revenue and ability to achieve profitability to decline.

If third-party payors do not provide coverage and adequate reimbursement for our tests, our potential for growth could be limited.

Coverage and reimbursement by third-party payors, including managed care organizations, private health insurers and government healthcare programs, such as Medicare and Medicaid, for the types of genetic tests we perform can be limited and uncertain. Although our existing customer base consists primarily of hospitals, medical institutions, municipalities, government bodies, large corporations and other laboratories, from which we typically receive direct payment for ordered tests, including our COVID-19 tests, we believe our potential for future growth is dependent on our ability to attract new customer groups, including individual physicians and other practitioners. Our healthcare provider customers and laboratories may not order our tests unless third-party payors cover and provide adequate reimbursement for a substantial portion of the price of the tests. If we are not able to obtain coverage and an acceptable level of reimbursement for our tests from third-party payors, there would typically be a greater co-insurance or co-payment requirement from the patient for whom the test is ordered or the patient may be forced to pay the entire cost of the test out-of-pocket, which could dissuade practitioners from ordering our tests and, if ordered, could result in a delay in or decreased likelihood of collecting payment, whether from patients or from third-party payors. We believe our ability to increase the number of tests we sell to our healthcare provider customers and any corresponding revenue will depend in part on our ability to achieve broad coverage and reimbursement for our tests from third-party payors.

Coverage and reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that a test is appropriate, medically necessary and cost-effective. Each payor makes its own decision as to whether to establish a policy or enter into a contract to cover our tests and the amount it will reimburse for each test, and any determination by a payor regarding coverage and amount of reimbursement for our tests would likely be made on an indication-by-indication basis. Even if a test has been approved for reimbursement, for any particular indication or in any particular jurisdiction, there is no guarantee this test will remain approved for reimbursement or that any similar or additional tests will be approved for reimbursement in the future. Moreover, there can be no assurance that any new tests we launch will be reimbursed or reimbursed at rates comparable to the rates of any previously reimbursed tests. In addition, the coding procedure used by all third-party payors with respect to establishing payment rates for various procedures, including our tests, is complex, does not currently adapt well to the genetic tests we perform and may not enable coverage and adequate reimbursement rates for our tests. If physicians fail to provide appropriate codes for desired tests, we may not be reimbursed for our tests. Additionally, if we are not able to obtain sufficient clinical information in support of our tests, third-party payors could designate our tests as experimental or investigational and decline to cover and reimburse our tests because of this designation. As a result of these factors, obtaining approvals from third-party payors to cover our tests and establishing adequate reimbursement levels is an unpredictable, challenging, time-consuming and costly process, and we may never be successful.

To date, we have contracted directly with national health insurance companies to become an in-network provider and enrolled as a supplier in the Medicare program and some state Medicaid programs, and we have also received payment for our tests from other third-party payors as an out-of-network provider. Although becoming an in-network provider or enrolling as a supplier means that we have agreed with these payors to provide certain of our tests at negotiated rates, it does not obligate any physicians or other practitioners to order our tests or guarantee that we will receive reimbursement for our tests from these or any other payors at adequate levels. As a result, these payor relationships, any other similar relationships we may establish in the future, or any additional payments we may receive from other payors as an out-of-network provider, may not amount to acceptable levels of reimbursement for our tests or meaningful or any increases in our physician customer base or the number of billable tests we sell to physicians. We expect to focus on increasing coverage and reimbursement for our current tests and any future tests we may develop, but we cannot predict whether, under what circumstances, or at what payment levels payors will cover and reimburse us for our tests. Further, even if we are successful, we believe it could take several years to achieve coverage and adequate contracted reimbursement with third-party payors. If we fail to establish and maintain broad coverage and reimbursement for our tests, our ability to maintain or grow our test volume, customer base, collectability rates and revenue levels could be limited and our future prospects and our business could suffer.

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

We believe our future success will depend in part on our ability to continue to expand our test offering and develop and sell new tests. We may not be successful in launching or marketing any new tests we may develop, including our recently launched COVID‑19 testing and Picture Genetics offerings, and, even if we are successful, the demand for our other tests could decrease or may not continue to increase at historical rates due to sales of the new tests. Our pipeline of new tests is in various stages of development and will be time-consuming and costly to fully develop and introduce, as development and marketing of new tests requires us to conduct research and development activities regarding the new tests and to further scale our laboratory processes and infrastructure to be able to analyze increasing amounts of more diverse data. Further, we may be unable to discover or develop and launch new tests for a variety of reasons, including failure of any proposed test to perform as expected, lack of validation or reference data for the test or failure to demonstrate the utility of the test. Further, any new test we are able to discover and develop may not be launched in a timely manner, meet applicable regulatory standards, successfully compete with other technologies and available tests, avoid infringing the proprietary rights of others, achieve coverage and adequate reimbursement from third-party payors, be capable of performance at commercial levels and at reasonable costs, be successfully marketed or achieve sufficient market acceptance for us to recoup our time and capital investment in the development of the test. Any failure to successfully develop, market and sell new tests could negatively impact our ability to attract and retain customers and our revenue and prospects.

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

•

logistics associated with the shipment of blood or other tissue specimens, including infrastructure conditions, transportation delays and the impact of U.S. and local laws and regulations, such as export and import restrictions, tariffs or other charges and other trade barriers, all of which involve increased risk related to the trade policies of the current administration, which may threaten existing and proposed trade agreements and impose more restrictive U.S. export-import regulations that impact our business;

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

•

exposure to foreign currency exchange rate fluctuations, including increased risk with respect to the Canadian dollar after we recently started billing certain of our Canadian hospital customers in their local currency and with respect to the RMB related to revenue received under our agreements with FF Gene Biotech;

•

risks relating to conversion and repatriation of certain foreign currencies, particularly the RMB, which is subject to legal procedures and restrictions on currency conversion and movement outside the PRC and which could impact our ability to receive the anticipated financial benefits of our FF Gene Biotech joint venture;

•	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease (e.g. COVID-19 pandemic), boycotts and other business restrictions; and

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

We perform all of our tests at a single laboratory in Temple City, California. Our laboratory facility and equipment we use could be damaged or rendered inoperable by natural or man-made disasters, including earthquakes, floods, fires and power outages, which could render it difficult or impossible for us to perform our tests for some period of time. Our laboratory facility and the equipment we use to perform our tests would be costly to replace and could require substantial lead time to replace and qualify for use. The inability to perform our tests or the backlog that could develop if our laboratory becomes inoperable for even a short time could result in the loss of customers or harm to our reputation. Although we maintain insurance for damage to our property and disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

Further, if we need to relocate from one laboratory facility to another laboratory facility or obtain additional laboratory space, we may have difficulty locating suitable space in a timely manner, on reasonable terms or at all, and even if acceptable space was available, it would be challenging, time-consuming and expensive to obtain or transfer the licensure and accreditation required for a commercial laboratory like ours and the equipment we use to perform our tests. These challenges could be amplified if we or our joint ventures or other commercial partners seek to procure and maintain laboratory space outside the United States as we pursue international expansion. If we are unable to obtain or are delayed in obtaining new laboratory space as needed, we may not be able to provide our existing tests or develop and launch new tests, which could result in harm to our business, reputation, financial condition and results of operations.

We face risks related to the impact of the COVID-19 pandemic and the related protective public health measures.

Despite our recent revenue growth and recent demand for our COVID-19 tests, our business could be materially and adversely affected by the effects of the global pandemic of COVID-19 and the related protective public health measures. Our business depends upon the continuous testing services that we provide at our laboratory facilities in Southern California, and our business faces the same risks as are currently prevalent in most of the United States, including the risks that employees could contract COVID-19 which could result in a disruption in our ability to continue to provide testing services. Although we take what we believe are reasonable precautions to prevent the spread of COVID-19, we cannot provide assurance that we will not suffer from an exposure to the SARS CoV2 virus that would require a temporary closure of our laboratory facilities, which would materially adversely affect our operations and financial results. In addition, the responses of the federal, international, state and regional governments to the pandemic, including the shelter in place orders and the allocation of healthcare resources to treating those infected with the virus, has caused and may continue to cause a significant decline in sales of our non-COVID-19 tests. Other adverse effects of the pandemic on our business could include disruptions or restrictions on our employees’ ability to travel, as well as temporary closures of the facilities of our suppliers, third party service providers or customers, which could impact our test volume and results of operations. In addition, a significant outbreak of contagious disease in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our tests and likely impact our results of operations.

We rely on a limited number of suppliers and, in some cases, a sole supplier, for certain of our laboratory substances, equipment and other materials, and any delays or difficulties securing these materials could disrupt our laboratory operations and materially harm our business.

We rely on a limited number of suppliers for certain of our laboratory substances, including reagents, as well as for the sequencers and various other equipment and materials we use in our laboratory operations. In particular, we rely on Illumina, Inc. as the sole supplier of the next generation sequencers and associated reagents we use to perform our genetic tests and as the sole provider of maintenance and repair services for these sequencers. We do not have long-term agreements with any of our suppliers and, as a result, they could cease supplying these materials and equipment to us at any time due to an inability to reach agreement with us on supply terms, disruptions in their operations, a determination to pursue other activities or lines of business or for other reasons, or they could fail to provide us with sufficient quantities of materials that meet our specifications. These suppliers may also themselves be affected by the COVID-19 pandemic or its related effects on the global supply chain. Transitioning to a new supplier or locating a temporary substitute, if any are available, would be time-consuming and expensive, could result in interruptions in or otherwise affect the performance specifications of our laboratory operations or could require that we revalidate our tests. In addition, the use of equipment or materials provided by a replacement supplier could require us to alter our laboratory operations and procedures. Moreover, we believe there are currently only a few manufacturers that are capable of supplying and servicing some of the equipment and other materials necessary for our laboratory operations, including sequencers and various associated reagents. As a result, replacement equipment and materials that meet our quality control and performance requirements may not be available on reasonable terms, in a timely manner or at all. If we encounter delays or difficulties securing, reconfiguring or revalidating the equipment, reagents and other materials we require for our tests, including as a result of the COVID-19 pandemic, our operations could be materially disrupted and our business, financial condition, results of operations and reputation could be adversely affected.

Billing and collections processing for our tests is complex and time-consuming, and any delay in transmitting and collecting claims could have an adverse effect on our revenue.

Billing for our tests is complex, time-consuming and expensive. Depending on the billing arrangement and applicable law, we may bill various different parties for our tests, including customers directly in the case of our hospital and medical institution customers, as well as Medicare, Medicaid, insurance companies and patients, all of which may have different billing requirements. We may face increased risk in our collection efforts due to the complexities of these billing requirements, including long collection cycles and lower collection rates, which could adversely affect our business, results of operations and financial condition.

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

The secure processing, storage, maintenance and transmission of this information are vital to our operations and business strategy, and we devote significant resources to protecting the confidentiality and integrity of this information. Although we have implemented security measures and other controls designed to protect sensitive information from unauthorized access, use or disclosure, our information technology and infrastructure could fail, be inadequate or vulnerable to attacks by hackers or viruses or be breached due to employee error, malfeasance or other disruptions. A breach or interruption could compromise our information systems and the information we store could be accessed by unauthorized parties, manipulated, publicly disclosed, lost or stolen. Any such unauthorized access, manipulation, disclosure or other loss of information could result in legal claims or proceedings and could result in liability or penalties under federal, state or foreign laws that protect the privacy of personal information, discussed below under “—We are subject to broad legal requirements regarding the information we test and analyze, and any failure to comply with these requirements could result in harsh penalties, damage our reputation and materially harm our business.” Additionally, unauthorized access, manipulation, loss or dissemination could significantly damage our reputation and disrupt our operations, including our ability to perform our tests, analyze and provide test results, bill customers or other payors, process claims for reimbursement, provide customer service, conduct research and development activities, collect, process, and prepare company financial information, conduct education and outreach activities and manage the administrative aspects of our operations, as described further below under “—We depend on our information technology systems and any failure of these systems, due to hardware or software malfunctions, delays in operation, failures to implement new or enhanced systems or cybersecurity breaches, could harm our business.” The occurrence of any of these risks could materially adversely affect our business.

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

Use of net operating loss carryforwards may be limited and U.S. federal income tax reform could adversely affect us.

Our ability to utilize our net operating loss, or NOL, carryforwards and other tax attributes to offset future federal or state taxable income or tax liabilities may be limited as a result of past ownership changes and other equity transactions that may have triggered the application of Sections 382 and 383 of the Internal Revenue Code, resulting in certain annual limitations on the utilization of existing federal and state net operating losses and credits.  Such provisions may limit the potential future tax benefit to be realized by the Company from its accumulated net operating losses and credits.  We have not determined the magnitude of the cumulative change in the ownership of our shares resulting from transactions involving our equity. or resulting limitations, if any, on our ability to utilize our NOL carryforwards and other tax attributes. Even if there is no limitation on utilization of our NOL carryforwards as the result of an ownership change, the utilization of an NOL originating from a loss incurred in a year after 2017 is limited and may reduce taxable income in any post-2020 year by no more than 80% of the pre-NOL taxable income in such year. If we earn taxable income in a future year, such limitations on utilization of NOL could result in increased future tax liability to us and our future cash flows could be adversely affected.

New legislation or regulation which could affect our tax burden could be enacted by any governmental authority. We cannot predict the timing or extent of such tax-related developments which could have a negative impact on our financial results. U.S. federal legislation affecting the tax laws was enacted in December 2017, (the Tax Cuts and Jobs Act or TCJA); and twice in March, 2020, first in the Families First Coronavirus Response Act, or FFCR Act, and again in the CARES Act.  We cannot estimate how the changes in tax law from this legislation will affect our tax liability in future years, but we have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

Additionally, we use our best judgment in attempting to quantify and reserve for these tax obligations. However, a challenge by a taxing authority, our ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax-related assumptions may cause actual financial results to deviate from previous estimates.

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

Our business depends on our ability to quickly and reliably deliver test results to our customers. We typically receive specimens from customers within days of shipment, for analysis at our laboratory facilities. Disruptions in delivery service, whether due to labor disruptions, bad weather, natural disasters, pandemics or epidemics, terrorist acts or threats or for other reasons, could adversely affect specimen integrity and our ability to process specimens in a timely manner and otherwise service our customers, and ultimately our reputation and our business. In addition, if we are unable to continue to obtain expedited delivery services on commercially reasonable terms, our operating results may be adversely affected.

If we are unable to maintain effective internal control over financial reporting, investors could lose confidence in the accuracy and completeness of our reported financial information and the market price of our common stock could decline.

We are required to maintain internal control over financial reporting and report any material weaknesses in these internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and annually provide a management report on these internal controls. Although we have implemented systems, processes and controls and performed this evaluation as of the end of 2019, we will need to maintain and enhance them if and as we grow, and we may need to hire additional personnel and devote more resources to our financial reporting function in order to do so.

If we identify one or more material weaknesses during the process of annually evaluating our internal controls, we may not detect errors on a timely basis and our financial statements may be materially misstated. In addition, in that event, our management would be unable to conclude that our internal control over financial reporting is effective. Further, when we are no longer an emerging growth company or when and if we become a large accelerated filer or accelerated filer, our independent registered public accounting firm will be required to issue an attestation report on the effectiveness of our internal control over financial reporting. When that occurs, our independent registered public accounting firm may conclude that there are material weaknesses in our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed even if our management concludes that our internal control over financial reporting is effective.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or JOBS Act, and we will remain an emerging growth company until December 31, 2021, unless, before that date, our gross revenue exceeds $1.07 billion in any fiscal year, we issue more than $1.0 billion of non-convertible debt in any three-year period or the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of the second fiscal quarter of any fiscal year. In addition, we are a smaller reporting company, as defined in applicable SEC rules, and we will remain a smaller reporting company until the market value of our common stock held by non-affiliates, or public float, equals or exceeds $250 million. When and if our public float exceeds $250 million, we may still qualify to report as a smaller reporting company provided our public float is less than $700 million and our annual revenues are less than $100 million for the year preceding the date of determination. As an emerging growth company and smaller reporting company, we are eligible for exemptions from certain reporting requirements applicable to other public companies, including, reduced financial statement and other financial disclosure requirements in registration statements and periodic reports we file, reduced disclosure obligations regarding executive compensation and, so long as we remain an emerging growth company, an exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, exemption from the requirements to hold non-binding advisory votes on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved. We have relied on many of these exemptions in periodic reports to date, and investors may find our common stock less attractive if we choose to continue to rely on these exemptions, in which case there may be a less active trading market for our common stock and our stock price may be more volatile.

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

The independent registered public accounting firm that issues the audit reports for our joint venture in China, FF Gene Biotech, included in our reports filed with the SEC, as an auditor of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States), or PCAOB, is required by the laws of the United States to undergo regular inspections by PCAOB to assess its compliance with the laws of the United States and professional standards. On May 24, 2013, the PCAOB announced that it had signed a Memorandum of Understanding, or MOU, with Chinese securities regulators that would enable the PCAOB under certain circumstances to obtain audit work papers of China-based audit firms. The MOU establishes a framework under which the PCAOB can request and obtain audit papers and permits the PCAOB to share the work papers it obtains with the SEC, subject to certain requirements. But the MOU, which is non-binding, is also limited by its own terms. For instance, Chinese regulators may refuse to produce documents in specified circumstances, including where production would violate Chinese law or run contrary to the public interest. Moreover, the MOU does not provide the PCAOB with the ability to conduct on-the-ground inspections of auditors in China, an important part of the PCAOB’s oversight function. As a result, our auditor, like other independent registered public accounting firms operating in China, is currently not inspected by PCAOB in the same way that PCAOB requests independent registered public accounting firms operating outside China. Inspections of other firms that PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of PCAOB to conduct regular inspections of independent registered public accounting firms operating in China makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures. As a result, investors may be deprived of the benefits of PCAOB regular inspections.

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

In December 2018, members of Congress released a discussion draft of a possible bill to regulate in vitro clinical tests including LDTs, and provided opportunities for additional stakeholders to also provide input on the proposed reform legislation. On March 5, 2020, U.S. Representatives Diana DeGette (D-CO) and Dr. Larry Bucshon (R-IN) formally introduced the long-awaited legislation, called the Verifying Accurate, Leading-edge IVCT Development (VALID) Act. An identical version of the bill was also introduced in the Senate and is sponsored by U.S. Senators Michael Bennet (D-CO) and Richard Burr (R-NC), demonstrating both bicameral and bipartisan support for the effort to overhaul how the FDA reviews and approves diagnostic tests going forward. The VALID Act would codify into law the term “in vitro clinical test” (IVCT) to create a new medical product category separate from medical devices that includes products currently regulated as in vitro diagnostics, or IVDs, as well as LDTs. The VALID Act would also create a new system for labs and hospitals to use to submit their tests electronically to the FDA for approval, which is aimed at reducing the amount of time it takes for the agency to approve such tests, and establish a new program to expedite the development of diagnostic tests that can be used to address a current unmet need for patients.

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

The European Union formally adopted the General Data Protection Regulation, or GDPR, in 2016, which applies to all European Union member states from May 25, 2018 and replaced the European Data Protection Directive. The GDPR also includes new operational requirements for companies that receive or process personal data of European residents, as well as significant penalties for non-compliance. The regulation introduces stringent new data protection requirements in the European Union and substantial fines for breaches of the data protection rules. It has increased our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new European data protection rules. The GDPR is a complex law and the regulatory guidance is still evolving, including with respect to how the GDPR should be applied in the context of clinical studies. Furthermore, many of the countries within the European Union are still in the process of drafting supplementary data protection legislation in key fields where the GDPR allows for national variation, including the fields of clinical study and other health-related information. These variations in the law may raise our costs of compliance and result in greater legal risks. Additionally, on July 16, 2020, the Court of Justice of the European Union or the CJEU, issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18), called Schrems II.  This decision calls into question certain data transfer mechanisms as between the European Union member states and the US. The CJEU is the highest court in Europe and the Schrems II decision heightens the burden on data importers to assess U.S. national security laws on their business and future actions of European Union data protection authorities are difficult to predict at the early date. Consequently, there is some risk of any such data transfers from the European Union being halted. Any contractual arrangements requiring the transfer of personal data from the European Union to us in the United States will require greater scrutiny and assessments as required under Schrems II and may have an adverse impact on cross-border transfers of personal data, or increase costs of compliance.

In addition, various states, such as California (where our clinical laboratory is located) and Massachusetts, have implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of patient health information and other personal information. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. In addition to the California Confidentiality of Medical Information Act, California also recently enacted the California Consumer Privacy Act of 2018, or CCPA, which became effective on January 1, 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the EU General Data Protection Regulation. The CCPA establishes a new privacy framework for covered businesses in the State of California, by creating an expanded definition of personal information, establishing new data privacy rights for consumers imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. An initiative called the California Privacy Rights Act, or CCPA 2.0, will be voted on in California in November and could impact our operations or that of our collaborators.  Other states have been considering legislation similar to the CCPA, and several federal privacy proposals are under consideration in the current session of Congress.

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

•

the federal False Claims Act, which imposes civil penalties, and provides for civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

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

In March 2020, in response to COVID-19, the CARES Act, was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures. The CARES Act also includes a number of benefits that are applicable to us and other healthcare providers, including the provision of a one-year reprieve for clinical laboratories from the reporting requirements under PAMA as well as a one-year delay of reimbursement rate reductions for clinical laboratory services provided under Medicare that were scheduled to take place in 2021. Further revisions of the Medicare Clinical Laboratory Fee Schedule for years after 2021 will be based on future surveys of market rates.

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

Furthermore, the genetic testing industry as a whole is a growing industry and regulatory agencies such as the United States Department of Health and Human Services, or HHS, or FDA may apply heightened scrutiny to new developments in the field, or the U.S. Congress may do so. Since 2017, Congress has been working on legislation to create an LDT and IVD regulatory framework that would be separate and distinct from the existing medical device regulatory framework. On March 5, 2020, U.S. Representatives Diana DeGette (D-CO) and Dr. Larry Bucshon (R-IN) formally introduced the VALID Act in the House and an identical version of the bill was introduced in the U.S. Senate by Senators Michael Bennet (D-CO) and Richard Burr (R-NC). As anticipated from a discussion draft of the legislation released for stakeholder comment in December 2018, the VALID Act would codify into law the term “in vitro clinical test” (IVCT) to create a new medical product category separate from medical devices, and bring all such products within the scope of FDA’s oversight. It is unclear whether the VALID Act would be passed by Congress in its current form or signed into law by the President.

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

Marketing of our COVID-19 tests under EUAs from FDA is subject to certain limitations and we are required to maintain compliance with the terms of the EUA, among other things, and the continuance of our EUAs is subject to government discretion.

On February 4, 2020, HHS Secretary Alex Azar issued a declaration that the threat to public health posed by COVID-19 justifies the emergency use of unapproved in vitro diagnostics for the detection or diagnosis of SARS-CoV-2. Under Section 564 of the FDC Act, because HHS has issued this declaration, the FDA Commissioner is authorized to issue Emergency Use Authorizations, or EUAs, to permit certain developers of SARS-CoV-2 diagnostics to begin offering the tests for detection and diagnosis of COVID-19 without having completed the normally applicable FDA review and clearance or approval process for marketing authorization (with the related standards that would apply to demonstrate safety and effectiveness). The issuance of an EUA reflects an FDA conclusion that based on the totality of scientific evidence available to the FDA, it is reasonable to believe that the product may be effective in diagnosing COVID-19, and that the known potential benefits of the product outweigh the known and potential risks, and there is no adequate, approved, and available alternative to the emergency use of the product.

Since March 2020, we have commercially launched several molecular tests for the detection of SARS-CoV-2, the virus that causes COVID-19, including NGS and RT-PCR-based tests as well as related antibody testing options. On May 15, 2020, we were granted an EUA for the RT-PCR-based test for the detection of SARS-CoV-2 using upper and lower respiratory specimens (nasal, nasopharyngeal, and oropharyngeal swabs), which can also be used with our self-collected at-home nasal swab specimen testing kit  through Picture Genetics or a second authorized third-party home collection kit.

Although there are certain regulatory requirements the FDA has waived for the duration of the EUA, we remain subject to specific conditions of the authorizations. As with other FDA-regulated tests, issues could emerge during the course of the marketing and use of our test under an EUA that could impact our ability to continue the sale and distribution of the authorized test or home collection kit. Factors that may be out of the Company’s control, such as the availability of supplies and key personnel, may impact the Company’s ability to maintain testing capacity and result delivery testing and its other responses to the COVID-19 pandemic, and may have an adverse impact on the Company’s operations. Our EUA remains effective only until the HHS declaration is terminated or revoked, and FDA also may revoke an EUA if it determines the criteria for issuance are no longer met or other circumstances make such revocation appropriate to protect the public health or safety. If that were to occur, then in order to continue marketing our COVID-19 tests, we could be required to obtain the necessary regulatory clearances or approvals and be subject to the full and usual regulatory obligations.

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

Our advertising for laboratory services and tests is subject to federal truth-in-advertising laws enforced by the Federal Trade Commission, or FTC, as well as comparable state consumer protection laws. Under the Federal Trade Commission Act, or FTC Act, the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, injunctions affecting the manner in which we would be able to market services or products in the future, or criminal prosecution. In conjunction with the recent launch of our Picture Genetics line of at-home genetic test offerings that are initiated consumers, we plan to increase our advertising activities that would be subject to these federal and state truth-in-advertising laws. Any actual or perceived non-compliance with those laws could lead to an investigation by the FTC or a comparable state agency, or could lead to allegations of misleading advertising by private plaintiffs. Any such action against us would disrupt our business operations, cause damage to our reputation, and result in a material adverse effects on our business.

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

An active trading market for our common stock may not be sustained. Further, Mr. Hsieh, our founder, Chief Executive Officer and Chairman of our board of directors, beneficially owns approximately 36% of our outstanding voting equity as of June 30, 2020. As a result, fewer shares are actively traded in the public market, which reduces the liquidity of our common stock. The lack of an active trading market could impair our stockholders’ ability to sell their shares at the desired time or at a price considered reasonable. Further, an inactive trading market may impair our ability to raise capital by selling shares of our common stock in the future, and may impair our ability to enter into strategic relationships or acquire companies or technologies using shares of our common stock as consideration.

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

In addition, the stock market in general, and the market for the stock of companies in the life sciences and technology industries in particular, has experienced extreme price and volume fluctuations in recent years that have at times been unrelated or disproportionate to the operating performance of specific companies. These broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against such company. This type of litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Our principal stockholders and management own a significant percentage of our capital stock and are able to exert significant control over matters subject to stockholder approval.

Our executive officers, directors, beneficial owners of 5% or more of our outstanding voting equity and their respective affiliates collectively beneficially owns approximately 45% of our outstanding voting equity as of June 30, 2020, and of this, Mr. Hsieh, our founder, Chief Executive Officer and Chairman of our board of directors, by himself beneficially owns approximately 36% of our outstanding voting equity as of June 30, 2020. As a result, these stockholders have the ability to control matters submitted to our stockholders for approval, including elections of directors, amendments to our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers to acquire our common stock that some of our stockholders feel are in their best interests, as the interests of these stockholders may not coincide with the interests of our other stockholders and they may act in a manner that advances their best interests and not necessarily those of all of our stockholders. Further, this concentration of ownership could adversely affect the prevailing market price for our common stock.

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

To raise capital or for other strategic purposes, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. In particular and in August 2019, we entered into the Equity Distribution Agreement with Piper as sales agent which was amended on August 4, 2020, pursuant to which we may, from time to time, sell through Piper shares of our common stock with an aggregate purchase price of up to $44.9 million. During the year ended December 31, 2019, we sold an aggregate of 104,390 shares of our common stock pursuant to the Equity Distribution Agreement at a weighted-average selling price of $12.14 per share. We also may issue common stock or grant other equity awards for compensatory purposes under our equity incentive plan. If we issue common stock, convertible securities or other equity securities, including shares pursuant to the Equity Distribution Agreement or equity awards under our equity incentive plan, our then-existing stockholders could be materially diluted by such issuances and, if we otherwise issue preferred stock, new investors could gain rights, preferences and privileges senior to the holders of our common stock, any of which could cause the price of our common stock to decline.

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

These choice-of-forum provisions do not apply to actions brought to enforce a duty or liability created by the Exchange Act or the rules and regulations thereunder, or Exchange Act Claims, and do not apply to federal and state suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, or Securities Act Claims. The Securities Act creates concurrent federal and state jurisdiction for Securities Act Claims and the federal courts have exclusive jurisdiction for Exchange Act Claims. Investors cannot waive an issuer’s compliance with the federal securities laws and the rules and regulations thereunder. To the extent applicable or enforceable, these choice-of-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum it finds favorable for disputes with us or our directors, officers or other employees, which may discourage these lawsuits.

Alternatively, for Securities Act Claims, Exchange Act Claims or claims for which a court were to find this provision of our certificate of incorporation inapplicable or unenforceable for one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving these matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

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

To date, we have used $9.8 million of the net proceeds from the IPO, of which, $3.1 million was used for contributions to our joint venture, FF Gene Biotech, in partial satisfaction of our contribution obligations under the cooperation agreement for the joint venture, $1.4 million was used to purchase equipment that will be contributed to FF Gene Biotech, and $5.3 million was used to fund the Company’s operations. All other net proceeds from the IPO are invested in investment-grade and interest-bearing securities, such as money market accounts, certificates of deposit, commercial paper and guaranteed obligations of the U.S. government. There has been no material change in the planned use of proceeds from the IPO from that described in the Prospectus.

On August 30 2019, we entered into the Equity Distribution Agreement with Piper as sales agent which was amended on August 4, 2020, pursuant to which we may, from time to time, sell through Piper shares of our common stock with an aggregate purchase price of up to $44.9 million. During the three months ended June 30, 2020, the Company did not sell any shares of its common stock pursuant to the Equity Distribution Agreement. Shares sold under the Equity Distribution Agreement are offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-233227) filed with the SEC on August 12, 2019 and declared effective on August 23, 2019, and a prospectus supplement and accompanying base prospectus filed with the Securities and Exchange Commission on August 30, 2019. There has been no material change in the planned use of proceeds as described in the prospectus supplement and accompanying base prospectus.

In addition, on November 13, 2019 we entered into a Purchase Agreement with Piper, as representative of the several underwriters, pursuant to which we sold 2,673,750 shares of our common stock at a price of $10.51875 per share, with a public offering price of $11.25 per share. We received net proceeds of approximately $27.6 million, after deducting underwriting discounts and commissions and offering expenses paid or payable by us of approximately $2.4 million. The shares issued and sold in the underwritten offering were sold pursuant to a shelf registration statement registered under the Securities Act on a registration statement on Form S-3 (File No. 333-233227), as amended, and a prospectus supplement and accompanying base prospectus filed with the Securities and Exchange Commission on November 13, 2019. There has been no material change in the planned use of proceeds as described in the prospectus supplement and accompanying base prospectus.

Item 5. Other Information.

Approval of Amended and Restated 2016 Omnibus Incentive Plan

On August 3, 2020, our board of directors approved, subject to stockholder approval, the amendment and restatement of our Amended and Restated 2016 Omnibus Incentive Plan, or the 2016 Plan. The amendment and restatement of the 2016 Plan, if approved by our stockholders, will increase the aggregate number of shares of common stock that may be issued by us pursuant to awards under the 2016 Plan by 2,500,000 shares.

Designation of Executive Officer

On August 3, 2020, our board of directors designated Jian Xie, who is Mr. Hsieh’s brother, as an “executive officer” of the Company within the meaning of Rule 3b-7 under the Exchange Act and as an “officer” of the Company within the meaning of Rule 16a-1(f) under the Exchange Act. Mr. Xie, age 54, has served as our Chief Operating Officer since 2018 and before that, served as our Vice President of Bioinformatics.  There are no arrangements or understandings between Mr. Xie and any other person pursuant to which Mr. Xie was selected to serve as an executive officer of the Company and Mr. Xie’s employment with the Company is at will. Mr. Xie is not a party to a written employment agreement.  Mr. Xie’s annual salary is $210,000 and Mr. Xie is eligible to receive cash bonuses and equity awards on the same basis as our other similarly situated employees.

Item 6. Exhibits.

The information required by this Item 6 is set forth on the Exhibit Index that immediately precedes the signature page to this report and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Exhibit Title	Filed with this Form 10-Q

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULGENT GENETICS, INC.

Date: August 4, 2020	By:	/s/ Ming Hsieh
Ming Hsieh
President, Chief Executive Officer (principal executive officer)

Date: August 4, 2020	By:	/s/ Paul Kim
Paul Kim
Chief Financial Officer (principal financial and accounting officer)