Form 10-Q
period 2020-09-30
Fulgent Genetics, Inc.
filed 2020-11-09
CIK 1674930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 1, 2020, there were 24,273,564 outstanding shares of the registrant’s common stock.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FULGENT GENETICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value data)

(unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$53,031	$11,965
Marketable securities	21,904	16,304
Trade accounts receivable, net of allowance for doubtful accounts of $1,169 and $751, as of September 30, 2020 and December 31, 2019, respectively	90,680	6,555
Other current assets	30,000	2,255
Total current assets	195,615	37,079
Marketable securities, long-term	29,035	41,947
Equity method investments	1,621	872
Fixed assets, net	17,385	5,974
Operating lease right-of-use asset	2,680	2,633
Other long-term assets	975	251
Total assets	$247,311	$88,756
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,674	$1,581
Accrued liabilities	5,467	1,333
Income tax payable	14,627	24
Contract liabilities	18,456	365
Operating lease liabilities, short-term	512	420
Total current liabilities	57,736	3,723
Operating lease liabilities, long-term	2,231	2,256
Unrecognized tax benefits	389	—
Total liabilities	60,356	5,979
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value per share, 50,000 shares authorized, 23,307 and 21,483 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	2	2
Preferred stock, $0.0001 par value per share, 1,000 shares authorized, no shares issued or outstanding at September 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	201,772	146,058
Accumulated other comprehensive income	607	146
Accumulated deficit	(15,426)	(63,429)
Total stockholders’ equity	186,955	82,777
Total liabilities and stockholders’ equity	$247,311	$88,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$101,716	$10,347	$126,734	$24,141
Cost of revenue	$26,261	3,885	38,035	10,473
Gross profit	75,455	6,462	88,699	13,668
Operating expenses:
Research and development	$3,177	1,744	7,004	4,742
Selling and marketing	5,014	1,687	9,871	4,263
General and administrative	3,741	1,522	7,575	4,682
Total operating expenses	11,932	4,953	24,450	13,687
Operating income (loss)	63,523	1,509	64,249	(19)
Interest and other income, net	421	189	937	588
Income before income taxes, equity loss in investee and impairment loss	63,944	1,698	65,186	569
Provision for income taxes	14,526	61	13,961	81
Income before equity loss in investee and impairment loss	49,418	1,637	51,225	488
Equity loss in investee	(189)	(175)	(631)	(603)
Impairment loss in equity-method investment	(2,591)	—	(2,591)	—
Net income (loss)	$46,638	$1,462	$48,003	$(115)

Net income (loss) per common share:
Basic	$2.11	$0.08	$2.20	$(0.01)
Diluted	$1.98	$0.08	$2.07	$(0.01)

Weighted-average common shares:
Basic	22,062	18,501	21,793	18,358
Diluted	23,539	19,456	23,135	18,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$46,638	$1,462	$48,003	$(115)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	18	(17)	17	(16)
Net unrealized gain (loss) on marketable securities, net of tax	(460)	(7)	444	230
Comprehensive income	$46,196	$1,438	$48,464	$99

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except per share data)

(unaudited)

	Stockholders' Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
Balance at December 31, 2019	21,483	$2	$146,058	$146	$(63,429)	$82,777
Equity-based compensation	—	—	924	—	—	924
Exercise of common stock options	33	—	12	—	—	12
Restricted stock awards	159	—	—	—	—	—
Repurchases of capital stock	(3)	—	(46)	—	—	(46)
Other comprehensive gain (loss)	—	—	—	(339)	—	(339)
Net income (loss)	—	—	—	—	(1,956)	(1,956)
Balance at March 31, 2020	21,672	2	146,948	(193)	(65,385)	81,372
Equity-based compensation	—	—	1,080	—	—	1,080
Exercise of common stock options	11	—	28	—	—	28
Restricted stock awards	127	—	—	—	—	—
Other comprehensive gain (loss)	—	—	—	1,242	—	1,242
Net income (loss)	—	—	—	—	3,321	3,321
Balance at June 30, 2020	21,810	2	148,056	1,049	(62,064)	87,043
Equity-based compensation	—	—	3,150	—	—	3,150
Exercise of common stock options	6	—	62	—	—	62
Restricted stock awards	183	—	—	—	—	—
Issuance of common stock at an average of $38.50 per share, net	1,108	—	42,655	—	—	42,655
Issuance of common stock at an average of $39.24 per share, net	200	—	7,849	—	—	7,849
Other comprehensive gain (loss)	—	—	—	(442)	—	(442)
Net income (loss)	—	—	—	—	46,638	46,638
Balance at September 30, 2020	23,307	$2	$201,772	$607	$(15,426)	$186,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except per share data)

(unaudited)

	Stockholders' Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
Balance at December 31, 2018	18,172	$2	$114,203	$(35)	$(63,018)	$51,152
Equity-based compensation	—	—	583	—	—	583
Exercise of common stock options	9	—	4	—	—	4
Restricted stock awards	105	—	—	—	—	—
Other comprehensive gain (loss)	—	—	—	130	—	130
Net income (loss)	—	—	—	—	(1,908)	(1,908)
Balance at March 31, 2019	18,286	2	114,790	95	(64,926)	49,961
Equity-based compensation	—	—	737	—	—	737
Exercise of common stock options	15	—	5	—	—	5
Restricted stock awards	92	—	—	—	—	—
Other comprehensive gain (loss)	—	—	—	108	—	108
Net income (loss)	—	—	—	—	331	331
Balance at June 30, 2019	18,393	2	115,532	203	(64,595)	51,142
Equity-based compensation	—	—	951	—	—	951
Exercise of common stock options	43	—	16	—	—	16
Restricted stock awards	133	—	—	—	—	—
Issuance of common stock at an average of $9.37 per share, net	104	—	979	—	—	979
Other comprehensive gain (loss)	—	—	—	(24)	—	(24)
Net income (loss)	—	—	—	—	1,462	1,462
Balance at September 30, 2019	18,673	$2	$117,478	$179	$(63,133)	$54,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flow from operating activities:
Net income (loss)	$48,003	$(115)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity-based compensation	5,154	2,271
Depreciation	1,840	1,549
Noncash lease expense	345	306
Loss on disposal of fixed asset	352	11
Amortization of premium of marketable securities	327	52
Provision for bad debt	441	37
Deferred taxes	(1,083)	(21)
Unrecognized tax benefits	389	—
Equity loss in investee	631	603
Impairment loss in equity method investment	2,591	—
Other	(7)	41
Changes in operating assets and liabilities:
Accounts receivable	(84,557)	588
Other current and long-term assets	(19,176)	450
Accounts payable	14,675	(91)
Accrued liabilities and other liabilities	22,169	202
Income tax payable	14,603	60
Operating lease liabilities	(325)	(310)
Net cash provided by operating activities	6,372	5,633
Cash flow from investing activities:
Purchases of fixed assets	(11,336)	(721)
Proceeds from disposal of fixed assets	8	—
Purchase of marketable securities	(13,563)	(11,846)
Maturities of marketable securities	13,119	19,600
Proceeds from sale of marketable securities	8,072	—
Purchase of equipment contributed to equity method investee	(1,380)	—
Investment in equity method investee	(2,591)	—
Net cash (used in) provided by investing activities	(7,671)	7,033
Cash flow from financing activities:
Proceeds from public offerings of common stock, net of issuance costs	42,292	1,110
Proceeds from exercise of stock options	102	26
Repurchases of capital stock	(46)	—
Net cash provided by financing activities	42,348	1,136
Effect of exchange rate changes on cash and cash equivalents	17	(16)
Net increase in cash and cash equivalents	41,066	13,786
Cash and cash equivalents at beginning of period	11,965	6,736
Cash and cash equivalents at end of period	$53,031	$20,522
Supplemental disclosures of cash flow information:
Income taxes paid	$28	$20
Supplemental disclosures of non-cash investing and financing activities:
Purchases of fixed assets in accounts payable	$2,822	$880
Operating lease right-of-use assets obtained in exchange for lease liabilities	$393	$110
Public offerings proceeds included in other current assets	$8,407	$—
Public offerings costs included in accounts payable	$374	$131

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

On an on-going basis, management evaluates its estimates, primarily those related to: (i) revenue recognition criteria, (ii) accounts receivable and allowances for doubtful accounts, (iii) the useful lives of fixed assets, (iv) estimates of tax liabilities and (v) valuation of equity method investments.

Foreign Currency Translation and Foreign Currency Transactions

The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive income (loss) in the accompanying Condensed Consolidated Statements of Stockholders’ Equity. Gains and losses from these translations were not significant in the three and nine months ended September 30, 2020 and 2019. The Company and its subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property and nonmonetary assets and liabilities at historical rates. Loss from these remeasurements were $3,000 and $62,000 in the three and nine months ended September 30, 2020. Gain and losses from these remeasurements were not significant in the three and nine months ended September 30, 2019.

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

Concentration of Customers

In certain periods, a small number of customers has accounted for a significant portion of the Company’s revenue. After aggregating customers that are under common control or are affiliates, one customer contributed 37% and 35% of the Company’s revenue for the three and nine months ended September 30, 2020, respectively. One customer contributed 40% and 33% of the Company’s revenue for the three and nine months ended September 30, 2019, respectively. Two customers comprised 29% and 26%, respectively, of total accounts receivable as of September 30, 2020. No customer comprised 10% or more of total accounts receivable as of December 31, 2019. Revenue from the U.S. government was less than 10% of total revenue for the three and nine months ended September 30, 2020 and 2019.

Revenue from Contracts with Customers

Disaggregation of Revenue

The Company classifies its customers into three payor types, Institutional, including hospitals, medical institutions, other laboratories, governmental bodies, municipalities and large corporations, Patients who pay directly or Insurance, as the Company believes this best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. The following table summarizes revenue from contracts with customers by payor type for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Testing Services by payor
Institutional	$34,527	$10,031	$58,459	$23,310
Patient	1,078	128	1,339	373
Insurance	66,111	188	66,936	458
Total Revenue	$101,716	$10,347	$126,734	$24,141

Contract Balances

Receivables from contracts with customers—As of September 30, 2020 and December 31, 2019, receivables from contracts with customers were approximately $90.7 million and $6.6 million, respectively, and are included within trade accounts receivable on the Condensed Consolidated Balance Sheets.

Contracts assets and liabilities —As of September 30, 2020 and December 31, 2019, contract assets from contracts with customers were $1.5 million and $150,000, respectively, associated with contract execution and certain costs to fulfill a contract, and included in other current assets in the accompanying Condensed Consolidated Balance Sheets. Contract liabilities are recorded when the Company receives payment or bills prior to completing its obligation to transfer goods or services to a customer. The Company had $18.5 million and $365,000 of contract liabilities as of September 30, 2020 and December 31, 2019, respectively. Revenues of $252,000 and $48,000 for the three months and $254,000 and $37,000 for the nine months were recognized for the periods ended September 30, 2020 and 2019, respectively, related to contract liabilities at the beginning of the respective periods were recognized.

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

Note 3. Marketable Securities

The Company’s marketable securities consisted of the following:

	September 30, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Marketable securities:
Short-term
Money market accounts	$38,101	$—	$—	$38,101
Corporate debt securities	21,739	165	—	21,904
Less: Cash equivalents	(38,101)	—	—	(38,101)
Total short-term marketable securities	21,739	165	—	21,904
Long-term
Corporate debt securities	27,422	609	—	28,031
U.S. government agency securities	1,000	4	—	1,004
Total long-term marketable securities	28,422	613	—	29,035
Total marketable securities	$50,161	$778	$—	$50,939

	December 31, 2019
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Marketable securities:
Short-term
Money market accounts	$4,700	$—	$—	$4,700
Corporate debt securities	17,962	43	(2)	18,003
Less: Cash equivalents	(6,399)	—	—	(6,399)
Total short-term marketable securities	16,263	43	(2)	16,304
Corporate debt securities	41,861	116	(30)	41,947
Total long-term marketable securities	41,861	116	(30)	41,947
Total marketable securities	$58,124	$159	$(32)	$58,251

There were no gross unrealized losses on the Company’s marketable securities as of September 30, 2020. Gross unrealized losses on the Company’s marketable securities were $32,000 as of December 31, 2019.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the three-tier fair value hierarchy:

	September 30, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Marketable securities and cash equivalents:
Corporate debt securities	$49,935	$—	$49,935	$—
U.S. government agency securities	1,004	—	1,004	—
Money market accounts	38,101	38,101	—	—
Total marketable securities and cash equivalents	$89,040	$38,101	$50,939	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Marketable securities and cash equivalents:
Corporate debt securities	$59,950	$—	$59,950	$—
Money market accounts	4,700	4,700	—	—
Total marketable securities and cash equivalents	$64,650	$4,700	$59,950	$—

The Company’s Level 1 assets include money market instruments and are valued based upon observable market prices. Level 2 assets consist of U.S. government agency securities and corporate debt securities. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. As of September 30, 2020, the Company had no investments that were measured using unobservable (Level 3) inputs.

There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2020.

There were no gross unrealized losses for cash equivalents and marketable securities as of September 30, 2020. As of September 30, 2020, there were no unrealized losses for securities in an unrealized loss position for more than 12 months. During the nine months ended September 30, 2020, the Company did not recognize other-than-temporary impairment losses related to its marketable securities.

Note 5. Fixed Assets

Major classes of fixed assets consisted of the following:

		September 30,	December 31,
	Useful Lives	2020	2019
		(in thousands)
Medical lab equipment	5 Years	$13,207	$10,493
Computer hardware	3 Years	1,939	1,705
Computer software	3 Years	541	541
Furniture and fixtures	5 Years	434	235
General equipment	5 Years	38	—
Automobile	5 Years	31	—
Leasehold improvements	Shorter of lease term or estimated useful life	1,525	876
Assets not yet placed in service		9,485	114
Total		27,200	13,964
Accumulated depreciation		(9,815)	(7,990)
Property and equipment, net		$17,385	$5,974

Depreciation expense on fixed assets totaled $722,000 and $503,000 for the three months and $1.8 million and $1.5 million for the nine months ended September 30, 2020 and 2019, respectively.

Note 6. Significant Balance Sheet Accounts

Other current assets consisted of the following:

	September 30,	December 31,
	2020	2019
	(in thousands)
Reagents and supplies	$17,747	$277
Other receivable	8,414	16
Prepaid expenses	2,055	1,288
Contract assets	1,476	150
Marketable securities interest receivable	294	478
Prepaid income taxes	14	46
Total	$30,000	$2,255

Reagents and supplies includes reagents used for DNA sequencing applications in the Company’s DNA sequencing equipment and collection kits for COVID-19 tests. Other receivable primarily consists of proceeds to be received from public offerings of the Company’s common stock.

Note 7. Reporting Segment and Geographic Information

The Company views its operations and manages its business in one reporting segment. Long-lived assets were primarily located in the United States as of September 30, 2020 and December 31, 2019 with an insignificant amount located in Canada. Revenue by region during the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Revenue:
United States	$100,223	$8,479	$122,000	$18,779
Foreign:
Canada	376	548	1,324	1,602
Other Countries	1,117	1,320	3,410	3,760
Total	$101,716	$10,347	$126,734	$24,141

Note 8. Commitments and Contingencies

Operating Leases

See Note 9, Leases, for further information.

FF Gene Biotech

See Note 14, Equity Method Investments, for a description of the Company’s commitments related to its joint venture, FF Gene Biotech (as defined in Note 14).

Purchase Obligations

As of September 30, 2020, the Company had non-cancelable purchase obligations of $13.1 million, which is payable within twelve months, for computer equipment, medical lab equipment, reagents and other supplies.

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

The Company’s headquarters is located in Temple City, California, which is comprised of various corporate offices and a laboratory certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, accredited by the College of American Pathologists, or CAP, and licensed by the State of California Department of Public Health. Additional offices are located in El Monte, California and Atlanta, Georgia and are used for certain research and development, customer service, report generation and other administrative functions. During the three months ended September 30, 2020, the Company opened another CLIA-certified laboratory in Houston, Texas to expand its capacity.

The Company adopted new accounting standard Accounting Standards Codification, or ASC, 842, Leases, on January 1, 2019. Upon adoption, the Company recorded ROU assets of $3.0 million and short-term and long-term lease liabilities of $384,000 and $2.6 million, respectively. The difference between the ROU asset and liability is due to the existing balance of deferred rent at the date of adoption. There was no impact to retained earnings upon adoption. The Company entered into three operating leases with an existing landlord during the nine months ended September 30, 2020. Upon entering into the leases, the Company recorded ROU assets of $393,000 and short-term and long-term lease liabilities of $58,000 and $335,000, respectively. The Company also entered into nine short-term leases during the three months ended September 30, 2020 and thirteen short-term leases during the nine months ended September 30, 2020 and elected short-term lease recognition exemption for such leases.

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

The following was operating lease expense:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Operating lease cost	$167	$146	$468	$438
Short-term lease cost	56	—	59	—
Total lease cost	$223	$146	$527	$438

Supplemental cash flow information related to leases was the following:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$336	$140	$647	$391
Noncash lease expense	$125	$105	$345	$306
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$110	$393	$110

Supplemental information related to leases was the following:

September 30, 2020
Weighted average remaining lease term - operating leases	5.0 years
Weighted average discount rate - operating leases	5.87%

The following is a maturity analysis of operating lease liabilities using undiscounted cash flows on an annual basis with renewal periods included:

Operating Leases
(in thousands)
Year Ending December 31,
2020 (remaining 3 months)	$164
2021	662
2022	668
2023	637
2024	400
2025	387
Thereafter	262
Total lease payments	3,180
Less imputed interest	(437)
Total	$2,743

Note 10. Equity-Based Compensation

The Company has included equity-based compensation expense as part of cost of revenue and operating expenses in the accompanying Condensed Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Cost of revenue	$428	$174	$929	$483
Research and development	887	279	1,563	690
Selling and marketing	1,184	332	1,577	643
General and administrative	651	166	1,085	455
Total	$3,150	$951	$5,154	$2,271

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

As of September 30, 2020, the Company has unrecognized income tax benefits related to federal and state R&D credits totaling $389,000. If recognized, the unrecognized tax benefits would be recorded as a benefit to income tax expense on the Consolidated Statements of Operations. The Company does not currently anticipate significant changes in the amount of unrecognized income tax benefits over the next year.

The Company’s effective tax rates were 23% and 21% for the three and nine months ended September 30, 2020, respectively, compared with 4% and 14% for the three and nine months ended September 30, 2019, respectively. The change in effective tax rates for the three and nine months ended September 30, 2020, relative to the comparative 2019 periods, was primarily attributable to a significant increase in income for the three and nine months ended September 30, 2020, partially offset by a reduction in the valuation allowance on deferred tax assets and increased windfall tax deductions related to stock-based compensation.

Note 12. Income (Loss) per Share

The following table presents the calculation of basic and diluted income (loss) per share for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Net income (loss)	$46,638	$1,462	$48,003	$(115)
Weighted-average common shares—outstanding, basic	22,062	18,501	21,793	18,358
Weighted-average common shares—outstanding, diluted	23,539	19,456	23,135	18,358
Net income (loss) per common share, basic	$2.11	$0.08	$2.20	$(0.01)
Net income (loss) per common share, diluted	$1.98	$0.08	$2.07	$(0.01)

The following securities have been excluded from the calculation of diluted income (loss) per share because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Options	—	19	10	351
Restricted Stock Units	5	20	167	1,056

The anti-dilutive shares described above were calculated using the treasury stock method. During the nine months ended September 30, 2019, the Company had outstanding stock options and restricted stock units that were excluded from the weighted-average share calculation due to the Company’s net loss position.

Note 13. Related Parties

Linda Marsh, who is a member of the Company’s board of directors, is currently the Senior Executive Vice President of AHMC Healthcare Inc., or AHMC. The Company performs genetic testing and other testing services, on an arms-length basis, for AHMC, and the Company recognized $1.3 million in revenue in the three and nine months ended September 30, 2020. As of September 30, 2020, $1.2 million was owed to the Company by AHMC in connection with this relationship.

The Spouse of our founder, Chief Executive Officer and Chairman of our board of directors, Ming Hsieh, is the owner of JEM Enterprise, or JEM. In the three months ended September 30, 2020, the Company purchased $200,000 of office furniture and supplies from JEM. The Company believed $200,000 was a fair market price for the furniture purchased. As of September 30, 2020, no money was owed to JEM by the Company in connection with this relationship.

As more fully described in Note 14, Equity Method Investments, in April 2017, the Company, through an affiliated company formed for the purpose of the relationship, entered into a cooperation agreement, or JV Agreement, with Xilong Scientific Co., Ltd., or Xilong Scientific, and Fuzhou Jinqiang Investment Partnership (LP), or FJIP, to form a joint venture under the laws of the People’s Republic of China, or PRC, called Fujian Fujun Gene Biotech Co., Ltd., or FF Gene Biotech. Xilong Scientific is an affiliate of Xi Long USA, Inc., a company which at one point owned greater than 10% of the Company’s common stock.  XiLong USA, Inc. has since reported beneficial ownership of 4.92% of the Company’s common stock in a Schedule 13G filed with the SEC on June 12, 2020. FJIP is owned by key management of FF Gene Biotech, including Dr. Han Lin Gao, the Chief Scientific Officer and a large stockholder of the Company and the owner of approximately 25% of FJIP.

Note 14. Equity Method Investments

FF Gene Biotech

In April 2017, the Company, through an affiliated company formed for the purpose of the relationship, entered into the JV Agreement with Xilong Scientific and FJIP to form FF Gene Biotech, a joint venture formed under the laws of the PRC to offer genetic testing services to customers in the PRC. Pursuant to the terms of the JV Agreement, the Company has agreed to contribute to FF Gene Biotech genetic sequencing and other equipment with a total cost of 60,000,000 renminbi, or RMB, over a five-year period for a 30% ownership interest in FF Gene Biotech (previously three-year per original agreement and amended in April 2019). Xilong Scientific has agreed to contribute to FF Gene Biotech 102,000,000 RMB over a five-year period for a 51% ownership interest in the FF Gene Biotech (previously three-year per original agreement and amended in April 2019). FJIP has agreed to contribute to FF Gene Biotech 19,000,000 RMB over a ten-year period for a 19% ownership interest in FF Gene Biotech (previously five-year per original agreement and amended in April 2019). The Company’s maximum exposure to fund losses of FF Gene Biotech as a result of its minority ownership of this entity is equal to its contribution obligation under the JV Agreement as described above. As of September 30, 2020, 29,700,000 RMB (or approximately $4.4 million U.S. dollars) remains to be contributed to the investee under the terms of the JV agreement. To date, the Company has purchased and contributed equipment with an aggregate fair value of $4.5 million pursuant to its contribution commitment under the JV Agreement., of which, $1.4 million was contributed in the nine months ended September 30, 2020. The Company accounted for this contribution in accordance with ASC 845, Nonmonetary Transactions, and recorded an investment based on the fair value of the contributed equipment, which is the same as carryover basis.

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

The Company accounts for its 30% interest in FF Gene Biotech using the equity method of accounting. The Company recorded its proportionate share of the losses of FF Gene Biotech in the three and nine months ended September 30, 2020 in the accompanying Condensed Consolidated Statements of Operations, and recorded its contribution to date, net of its proportionate share in the accumulated losses of FF Gene Biotech, in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2020.

Summarize Financial Information

In the nine months ended September 30, 2020, FF Gene did not constitute 20 percent or more of the Company’s consolidated assets, equity or income from continuing operation, thus the results of operations of FF Gene was not significant to the Company. Summarized financial information for FF Gene Biotech for the nine months ended September 30, 2019 is as follows.

Nine Months Ended September 30,
2019
Consolidated Statements of Operations Data:	(in thousands)
Net sales	$2,126
Gross profit	1,123
Net loss	(2,322)
Share of loss from investments accounted for using the equity method	(603)

BostonMolecules, Inc.

In September 2020, the Company entered into a Series A Preferred Stock Purchase Agreement, or the Series A Purchase Agreement, with BostonMolecules, Inc., or BostonMolecules, a Delaware corporation, pursuant to which the Company purchased 333 shares of Series A Preferred Stock of BostonMolecules, $0.0001 par value per share, or the BostonMolecules Shares, at a purchase price of $7,500 per share and an aggregate purchase price of $2.5 million. The BostonMolecules Shares represent an approximate 25% ownership interest in BostonMolecules. In connection with its purchase of the BostonMolecules Shares, the Company was granted the right to designate a member of BostonMolecules board of directors and the Company has designated Ming Hsieh to hold this position.

The Company concluded that it has the ability to exercise significant influence over the operating and financial policies of BostonMolecules and therefore concluded the purchase is an equity-method investment. Judgment regarding the level of influence over BostonMolecules includes consideration of key factors such as the Company's ownership interest and representation on the board of directors.

The Company initially accounted for its 25% interest in BostonMolecules using the equity method of accounting. The primary purpose of the investment was to gain access to certain technologies and products BostonMolecules was developing, however, after the investment was made, similar products became available in the market, and the development of BostonMolecules’ products was delayed. Since the current expected performance of BostonMolecules is significantly worse than anticipated when the investment was initially made and recoverability of the Company's investment is not expected, the Company determined its investment has been fully impaired. Total investment and direct costs associated with the investment were $2.6 million for the nine months ended September 30, 2020. The Company recorded the impairment loss using the equity method in the accompanying Condensed Consolidated Statements of Operations.

The Company also entered into a distribution agreement with BostonMolecules in June 2020, or the Distribution Agreement, and upon the closing of the aforementioned investment, the Distribution Agreement was amended and restated, as amended and restated, the Amended Distribution Agreement. Pursuant to the Amended Distribution Agreement, the Company will purchase, use and distribute COVID-19 test kits from BostonMolecules and offer a testing service using these test kits for its customers within the United States and Canada. Pursuant to the Amended Distribution Agreement, the Company may purchase the COVID-19 test kits from BostonMolecules at a price that is no less favorable than the lowest price charged by BostonMolecules to any third party in the United States and Canada for these test kits or their substantial equivalent during the same calendar year. The Company did not purchase any test kits from BostonMolecules in the three and nine months ended September 30, 2020.

Equity method investments as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020		December 31, 2019
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
	(in thousands)
FF Gene Biotech	$1,621	30%	$872	30%
BostonMolecules	—	25%	—	0%
Total equity method investments	$1,621		$872

Note 15. Equity Distribution Agreements

In August 2019, the Company entered into an Equity Distribution Agreement, or the Equity Distribution Agreement, with Piper Sandler & Co. (formerly known as Piper Jaffray & Co.), or Piper, as sales agent, as amended on August 4, 2020, pursuant to which the Company offered and sold, from time to time through Piper, shares of its common stock having an aggregate offering price of $44.9 million. Piper received a commission of up to 3% of the gross proceeds received by the Company for sales pursuant to the Equity Distribution Agreement. During the three months ended September 30, 2020, the Company sold an aggregate of 1,107,884 shares of its common stock pursuant to the Equity Distribution Agreement at a weighted-average selling price of $38.50 per share, which resulted in $42.7 million of net proceeds to the Company. Shares sold under the Equity Distribution Agreement were offered and sold pursuant to the Company’s registration statement on Form S-3 (File No. 333-233227) filed with the SEC on August 12, 2019 and declared effective on August 23, 2019, and prospectus supplements and accompanying base prospectus filed with the Securities and Exchange Commission on August 30, 2019, May 6, 2020 and August 5, 2020.

In September 2020, the Company entered into an Equity Distribution Agreement, or the 2020 Equity Distribution Agreement, with Piper as sales agent, pursuant to which the Company may offer and sell, from time to time through Piper, shares of its common stock having an aggregate offering price of up to $125.0 million. Piper may receive a commission of up to 3% of the gross proceeds received by the Company for sales pursuant to the 2020 Equity Distribution Agreement. During the three months ended September 30, 2020, the Company sold an aggregate of 200,000 shares of its common stock pursuant to the 2020 Equity Distribution Agreement at a weighted-average selling price of $39.24 per share, which resulted in $7.8 million of net proceeds to the Company. Shares sold under the 2020 Equity Distribution Agreement were offered and sold pursuant to the Company’s registration statement on Form S-3 (File No. 333-239964) filed with the SEC on July 21, 2020, as amended on August 5, 2020, and declared effective on August 12, 2020, and prospectus supplement and accompanying base prospectus filed with the Securities and Exchange Commission on September 25, 2020.

Note 16. Subsequent Event

On October 20, 2020, the Company closed escrow relating to an Agreement for Purchase and Sale of Property, or Purchase Agreement, for the purchase of real property located at 4399-4401 Santa Anita Avenue, El Monte, California, or the Property, from 4401 Santa Anita Corporation, a California corporation, or the Seller. The Company paid an aggregate of $15.4 million in exchange for the Property which consists of approximately 61,612 total square feet of building situated on 2.6 acres of land. In connection with the signing of the Purchase Agreement the Company provided a refundable $350,000 deposit to Seller, which was included in other current assets in the accompanying Condensed Consolidated Balance Sheets. In connection with the closing of escrow, the Company paid the remaining amount owed pursuant to the Purchase Agreement of approximately $15.0 million to Seller.

The $15.0 million paid in connection with the close of escrow was financed using a margin loan with the custodian of the Company’s marketable security investment account. The marketable securities in the brokerage account were used as collateral for the margin loan. The custodian can issue a margin call at any time. The interest rate on the margin loan was the effective federal funds rate, or EFFR, plus a spread, and the EFFR and/or the spread can be changed by Bank of New York at any time. The interest was 1% at the time of withdrawal of $15.0 million from the margin account. The Company did not make any other withdrawals from the margin account.

Subsequent to September 30, 2020, the Company sold an aggregate of 940,018 shares of its common stock pursuant to the 2020 Equity Distribution Agreement at a weighted-average selling price of $43.48 per share, which resulted in $40.9 million of gross proceeds to the Company. Shares sold under the 2020 Equity Distribution Agreement were offered and sold pursuant to the Company’s registration statement on Form S-3 (File No. 333-239964) filed with the SEC on July 21, 2020, as amended on August 5, 2020, and declared effective on August 12, 2020, and prospectus supplement and accompanying base prospectus filed with the Securities and Exchange Commission on September 25, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included in this report. Additionally, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the Securities and Exchange Commission, in preparing this discussion and analysis, we presume that readers have access to and have read the discussion and analysis of our financial condition and results of operations included in our annual report on Form 10-K for our fiscal year ended December 31, 2019 filed with the SEC on March 13, 2020. As used in this discussion and analysis and elsewhere in this report, unless the context otherwise requires, the terms “Fulgent,” the “Company,” “we,” “us” and “our” refer to Fulgent Genetics, Inc. and its consolidated subsidiaries.

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

Our customer base consists primarily of hospitals, medical institutions, other laboratories, governmental bodies, municipalities, and large corporations, which are typically frequent and high-volume users of tests and which often pay us directly for our tests. We believe our relationships with these customers provide a meaningful opportunity for further growth, as we seek to deepen these relationships and drive increased ordering. We also believe our offerings could be attractive to other types of customers, including individual physicians and other practitioners, research institutions and other organizations, and we are building relationships in these new customer markets. Although we have devoted fewer overall resources to sales and marketing efforts than many of our competitors, we made material investments in our sales and marketing team and strategies, the global reach of our business and other aspects of our operations.

We offer tests at competitive prices averaging $103 per billable test delivered in the nine months ended September 30, 2020, and at a lower cost to us than many of our competitors, averaging approximately $31 per billable test delivered in the nine months ended September 30, 2020. Our volume has grown rapidly since our commercial launch, with 1,035,000 and 1,229,000 billable tests delivered in the three and nine months ended September 30, 2020, respectively, compared to 21,000 and 45,000 billable tests delivered in the three and nine months ended September 30, 2019, respectively. An aggregate of 1,347,000 billable tests were delivered to 1,299 groups of customers since launching our first commercial genetic tests in 2013 and through September 30, 2020. We have experienced compound quarterly growth of 107% in the number of billable tests delivered in our last eight completed fiscal quarters. We recorded revenue and net income of $101.7 million and $46.6 million, respectively, in the three months ended September 30, 2020, compared to revenue and net income of $10.3 million and $1.5 million, respectively, in the three months ended September 30, 2019. We recorded revenue and net income of $126.7 million and $48.0 million, respectively, in the nine months ended September 30, 2020, compared to revenue and net loss of $24.1 million and $115,000, respectively, in the nine months ended September 30, 2019. We achieved profitability in the first half of 2017, the second and third quarters of 2019 and the second and third quarters of 2020, but we have recorded losses in all other periods since our inception.

Impact of COVID-19 Testing Business

Since March 2020, we have commercially launched several COVID-19 tests, for the detection of SARS-CoV-2, the virus that causes COVID-19, including NGS and RT-PCR-based tests. We have received EUAs from the FDA for the RT-PCR-based tests for the detection of SARS-CoV-2 using upper respiratory specimens (nasal, nasopharyngeal, and oropharyngeal swabs) and for our at-home COVID-19 testing service through Picture Genetics. Our at-home testing service for COVID-19 and RT-PCR-based tests have been granted EUAs by the FDA only for the detection of nucleic acid from SARS-CoV-2, not for any other viruses or pathogens. We are currently accepting patient samples directly to our Biosafety Level 2, or BSL-2, certified laboratories in Temple City, California and Houston, Texas where we have the capacity to accept and process thousands of samples per day with a typical turn-around time of 24-48 hours from the time the sample was received and accepted. To date, we have processed orders for our COVID-19 tests from a variety of customers, including governmental bodies, municipalities, and large corporations. Due to the significant demand for COVID-19 testing services, our business has expanded rapidly since March 2020. This expansion has necessitated a very significant increase in our total headcount from 154 in March 2020 to 473 in September, and the volume of tests we perform on a daily basis has increased by more than 6,000% in that time. In addition, while most of our genetic testing business relied upon direct payments from hospitals, medical institutions and other laboratories, the majority of our revenues from our COVID-19 testing business result from reimbursements from third party payors, including insurance providers and Medicare. To meet the demand for COVID-19 testing, we have increased the number of shifts at our main laboratory in Temple City, California and established a new laboratory in Houston, Texas. This substantial increase in all of our activities has caused significant changes in our business and a dramatic increase in our revenues and operating results. We believe that our scalable technology platform has been a critical element of our ability to meet the increasing demand for high-quality, reliable testing delivered with rapid turnaround times. While we anticipate that demand for COVID-19 tests will eventually decrease once an effective vaccine is developed and widely deployed, we are continuing to invest in expanding our capacity to meet the increasing demand that we anticipate over at least the next two quarters.

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

During the three months ended September 30, 2020, and for the entirety of the COVID-19 pandemic to such point, we continued to operate as an essential business in response to COVID-19.

In the three and nine months ended September 30, 2020, the COVID-19 pandemic did not have a negative impact on our consolidated operating results. Rather, we have recognized significant revenue growth in connection with sales of our COVID-19 tests. However, the responses of the federal, international, state and regional governments to the pandemic, including any shelter in place orders and the allocation of healthcare resources to treating those infected with the virus, previously caused a significant decline in the number of our traditional genetic tests ordered, which may impact our future revenues for these tests. Even after the COVID-19 outbreak has subsided, we may experience materially adverse impacts on our financial condition and results of operations. Our ability to continue to operate as currently planned, including our ability to continue to offer our COVID‑19 tests with competitive results and turn-around times without any significant negative operational impact from the COVID-19 pandemic will depend in part on our, and any of our third‑party service providers’ and suppliers’ ability to protect our respective employees and supply chains. We have endeavored to follow the recommended actions of government and health authorities to protect our employees. We intend to continue to adhere to our employee safety measures to ensure that any disruptions to our operations remain minimal during the pandemic. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our, or our third-party service providers’ and suppliers’, workforce and supply chain.

The COVID-19 pandemic has not negatively impacted the Company’s liquidity position as of September 30, 2020. We have not incurred any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic as of September 30, 2020.

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

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2020	2019	Change	Change	2020	2019	Change	Change
Statement of Operations Data:	(dollars and billable tests in thousands, except per billable test data)
Revenue	$101,716	$10,347	$91,369	883%	$126,734	$24,141	$102,593	425%
Cost of revenue	26,261	3,885	22,376	576%	38,035	10,473	27,562	263%
Gross profit	75,455	6,462	68,993	1,068%	88,699	13,668	75,031	549%
Operating expenses:
Research and development	3,177	1,744	1,433	82%	7,004	4,742	2,262	48%
Selling and marketing	5,014	1,687	3,327	197%	9,871	4,263	5,608	132%
General and administrative	3,741	1,522	2,219	146%	7,575	4,682	2,893	62%
Total operating expenses	11,932	4,953	6,979	141%	24,450	13,687	10,763	79%
Operating income (loss)	63,523	1,509	62,014	4,110%	64,249	(19)	64,268	338,253%
Interest and other income, net	421	189	232	123%	937	588	349	59%
Income before income taxes, equity loss in investee and impairment loss	63,944	1,698	62,246	3,666%	65,186	569	64,617	11,356%
Provision for income taxes	14,526	61	14,465	23,713%	13,961	81	13,880	17,136%
Income before equity loss in investee and impairment loss	49,418	1,637	47,781	2,919%	51,225	488	50,737	10,397%
Equity loss in investee	(189)	(175)	(14)	8%	(631)	(603)	(28)	5%
Impairment loss in equity-method investment	(2,591)	—	(2,591)	*	(2,591)	—	(2,591)	*
Net income (loss)	$46,638	$1,462	$45,176	3,090%	$48,003	$(115)	$48,118	41,842%

Other Operating Data:
Billable tests delivered(1)	1,035	21	1,014	4,829%	1,229	45	1,184	2,631%
Average price per billable test delivered(2)	$98	$493	$(395)	(80%)	$103	$536	$(433)	(81%)
Cost per billable test delivered(3)	$25	$185	$(160)	(86%)	$31	$233	$(202)	(87%)

* Percentage not meaningful.

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

Revenue

Revenue increased $91.4 million, or 883%, from $10.3 million in the three months ended September 30, 2019 to $101.7 million in the three months ended September 30, 2020, and increased $102.6 million, or 425%, from $24.1 million in the nine months ended September 30, 2019 to $126.7 million in the nine months ended September 30, 2020. The increase in revenue between periods was primarily due to an increase in the number of billable tests delivered, primarily related to the increased orders for our COVID-19 tests, offset by a substantial decline in the average selling price per test.

The average price of the billable tests we delivered decreased from $493 in the three months ended September 30, 2019 to $98 in the three months ended September 30, 2020, and decreased from $536 in the nine months ended September 30, 2019 to $103 in the nine months ended September 30, 2020. The decreases were due to (i) lower price-points for the mix of tests we delivered, including our recently launched COVID-19 tests, in the three and nine months ended September 30, 2020, (ii) the mix of customers ordering tests in these periods, who may order tests at different rates depending on the arrangements we have negotiated with them, and for which we may recognize different amounts of revenue at different times in the delivery and payment process based on the impact of our revenue recognition policy on, and differing collectability rates among, various customer groups, and (iii) our reduction of prices for certain of our tests due to general price degradation for genetic tests and other competitive factors during the three and nine months ended September 30, 2020.

Revenue from non-U.S. sources decreased $375,000, or 20%, from $1.9 million in the three months ended September 30, 2019 to $1.5 million in the three months ended September 30, 2020, and decreased $628,000, or 12%, from $5.4 million in the nine months ended September 30, 2019 to $4.7 million in the nine months ended September 30, 2020. The decreases in revenue from non-U.S. sources between periods were primarily due to decreased sales of our traditional genetic testing services to customers in other countries adversely affected by the COVID-19 pandemic, which decreased by $203,000 and $350,000 in the three and nine months ended September 30, 2020, respectively, and specifically decreased sales to customers in Canada, which decreased by $172,000 and $278,000 in the three and nine months ended September 30, 2020, respectively.

The number of billable tests we delivered increased 1,014,000, from 21,000 in the three months ended September 30, 2019 to 1,035,000 in the three months ended September 30, 2020, and increased 1,184,000, from 45,000 in the nine months ended September 30, 2019 to 1,229,000 in the nine months ended September 30, 2020. The increases were primarily attributable to the expansion of our test menu, including our recently launched COVID-19 tests, and increases in sales to certain of our existing and new customers.

After aggregating customers that are under common control or are affiliates, one customer contributed 37% of our total revenue in the three months ended September 30, 2020, and one customer contributed 35% of our total revenue in the nine months ended September 30, 2020.

Cost of Revenue

Cost of revenue increased $22.4 million, or 576%, from $3.9 million in the three months ended September 30, 2019 to $26.3 million in the three months ended September 30, 2020. The increase was primarily due to increases of $15.0 million in reagent and supply expenses and $2.8 million in outside labor expense related to increased billable tests delivered, and $2.5 million in personnel costs and $253,000 in equity-based compensation expense related to increased headcount to support our recent growth and COVID-19 testing business.

Cost of revenue increased $27.6 million, or 263%, from $10.5 million in the nine months ended September 30, 2019 to $38.0 million in the nine months ended September 30, 2020. The increase was primarily due to increases of $18.7 million in reagent and supply expenses and $3.4 million in outside labor expense related to increased billable tests delivered, $2.9 million in personnel costs and $446,000 in equity-based compensation expense related to increased headcount and stock price.

Cost per billable test delivered decreased $160, or 86%, from $185 in the three months ended September 30, 2019 to $25 in the three months ended September 30, 2020 as the increase in the number of billable tests we delivered was greater than the increase in our cost of revenue due to economies of scale related to the increased number of billable tests for the period. Cost per billable test delivered decreased $202, or 87%, from $233 in the nine months ended September 30, 2019 to $31 in the nine months ended September 30, 2020 as the increase in the number of billable tests we delivered was greater than the increase in our cost of revenue. The greater increase in the number of billable tests we delivered was primarily attributable to new customers and our expanded test menu, including our recently launched COVID-19 tests. Our cost per billable test decreased in part due to our efforts to leverage our technology, such as engineered chemistry and competitive analytics powered by artificial intelligence and machine learning.

Our gross profit increased $69.0 million, from $6.5 million in the three months ended September 30, 2019 to $75.5 million in the three months ended September 30, 2020, and increased $75.0 million, from $13.7 million in the nine months ended September 30, 2019 to $88.7 million in the nine months ended September 30, 2020. Our gross profit as a percentage of revenue, or gross margin, increased from 62.5% to 74.2% between three months ended September 30, 2019 and 2020, and increased from 56.6% to 70.0% between nine months ended September 30, 2019 and 2020, due in part to the increase in revenue and decreases in our cost per billable test and cost of revenue described above.

Research and Development

Research and development expenses increased $1.4 million, or 82%, from $1.7 million in the three months ended September 30, 2019 to $3.2 million in the three months ended September 30, 2020. The increase was primarily due to increases of $680,000 in personnel costs and $608,000 in equity-based compensation expense related to increased headcount and stock price, and $117,000 in reagent and supply expenses related to increased reagent usage for COVID-19 research.

Research and development expenses increased $2.3 million, or 48%, from $4.7 million in the nine months ended September 30, 2019 to $7.0 million in the nine months ended September 30, 2020. The increase was primarily due to increases of $1.2 million in personnel costs and $873,000 in equity-based compensation expense related to increased headcount and stock price, and $251,000 in reagent and supply expenses related to increased reagent usage for COVID-19 research.

Selling and Marketing

Selling and marketing expenses increased $3.3 million, or 197% from $1.7 million in the three months ended September 30, 2019 to $5.0 million in the three months ended September 30, 2020. The increase was primarily due to increases of $1.1 million in personnel costs and $853,000 in equity-based compensation expense related to increased commission expense and stock awards granted to sales representatives, respectively, $621,000 in consulting and outside labor expense related to COVID-19 marketing projects in the current period, and $613,000 in marketing supplies and shipping to potential customers related to the increased number of COVID-19 tests.

Selling and marketing expenses increased $5.6 million, or 132% from $4.3 million in the nine months ended September 30, 2019 to $9.9 million in the nine months ended September 30, 2020. The increase was primarily due to increases of $1.2 million in personnel costs and $934,000 in equity-based compensation expense related to increased commission expense and stock awards granted to sales representatives, respectively, $2.5 million in marketing supplies and shipping to potential customers including kits related to the increased number of COVID-19 tests, and $856,000 in consulting and outside labor expense related to COVID-19 marketing projects in the current period.

General and Administrative

General and administrative expenses increased $2.2 million, or 146% from $1.5 million in the three months ended September 30, 2019 to $3.7 million in the three months ended September 30, 2020. The increase was primarily due to increases of $532,000 in personnel costs and $485,000 in equity-based compensation expense related to increased headcount and stock price, $393,000 in software and licensing related to the increased number of COVID-19 tests, $269,000 in bad debt expense related to additional reserve for doubtful accounts in the current period, and $244,000 in accounting fees.

General and administrative expenses increased $2.9 million, or 62% from $4.7 million in the nine months ended September 30, 2019 to $7.6 million in the nine months ended September 30, 2020. The increase was primarily due to increases of $678,000 in personnel costs and $630,000 in equity-based compensation related to increased headcount and stock price, $499,000 in software and licensing related to the increased number of COVID-19 tests, $454,000 in accounting fees, and $404,000 in bad debt expense related to additional reserve for doubtful accounts in the current period.

Interest Income and Other Income (Losses)

Interest income was $424,000 and $202,000 in the three months ended September 30, 2020 and 2019, respectively, and $999,000 and $619,000 in the nine months ended September 30, 2020 and 2019, respectively. This income related to interest received on various investments in marketable securities.

Other losses were $3,000 and $62,000 in the three and nine months ended September 30, 2020. Other losses were not significant in the three or nine months ended September 30, 2019. The primary component of other losses in both periods was foreign currency valuation losses.

Provision for Income Taxes

Provision for income taxes were $14.5 million and $14.0 million for the three and nine months ended September 30, 2020, respectively, and $61,000 and $81,000 for the three and nine months ended September 30, 2019, respectively. The effective tax rate was 23% for the three months ended September 30, 2020 compared with 4% for the three months ended September 30, 2019. The effective tax rate was 21% for the nine months ended September 30, 2020 compared with 14% for the nine months ended September 30, 2019. The increase in effective tax rates for the three and nine months ended September 30, 2020, relative to the comparative 2019 periods, was primarily attributable to a significant increase in income for the three and nine months ended September 30, 2020, partially offset by a reduction in the valuation allowance on deferred tax assets and increased windfall tax deductions related to stock-based compensation.  The decrease in the 2020 tax rates related to the reduction in the valuation allowance is due to management’s conclusion that, as of September 30, 2020, the allowance is generally no longer appropriate given the Company’s increase in current and forecasted future earnings, as well as other positive evidence.

Equity Loss in Investee

Equity loss in investee was $189,000 and $175,000 in the three months ended September 30, 2020 and 2019, respectively, and $631,000 and $603,000 in the nine months ended September 30, 2020 and 2019, respectively. Equity loss in investee relates to our 30% ownership interest in our joint venture, which we refer to as FF Gene Biotech.

Impairment Loss in Equity Method Investment

Impairment loss in equity-method investment was $2.6 million in the three months and nine months ended September 30, 2020. Impairment loss in equity relates to our 25% ownership interest in BostonMolecules.

Liquidity and Capital Resources

Liquidity and Sources of Cash

We had $53.0 million in cash and cash equivalents and $50.9 million in marketable securities, consisting of corporate bonds and U.S. government agency securities, as of September 30, 2020. We had $12.0 million in cash and cash equivalents and $58.3 million in marketable securities, consisting of corporate bonds, as of December 31, 2019.

Since commencing operations in May 2012, our operations have been financed primarily by our founder, Chief Executive Officer and Chairman of our board of directors, Ming Hsieh, and in more recent periods, by cash from our operations and equity financings.

Our primary uses of cash are to fund our operations as we continue to invest in and seek to grow our business. Cash used to fund operating expenses is impacted by the timing of our expense payments, as reflected in the changes in our outstanding accounts payable and accrued expenses. In addition, in connection with the establishment of FF Gene Biotech, we became obligated to contribute to FF Gene Biotech genetic sequencing and other equipment with a total cost of 60,000,000 RMB, over a five-year period. To date, we have purchased and contributed to FF Gene Biotech equipment with an aggregate fair value of $4.5 million, and as of September 30, 2020, 29,700,000 RMB (or approximately $4.4 million U.S. dollars) of our total contribution obligations remain to be satisfied. Depending on the performance of FF Gene Biotech, this joint venture may never produce sufficient revenue to us to recover these capital and other investments, and could cause our revenue to decrease if any of our direct customers in Asia choose to order genetic tests from FF Gene Biotech instead of from us, any of which could negatively affect our liquidity and cash flows. In addition, although we have in the past made cash distributions for tax and other purposes to the equity holders of our predecessor, we do not expect to use our cash to make these or any other types of distributions or dividends in the foreseeable future.

On August 30, 2019, we entered into the Equity Distribution Agreement, with Piper, as sales agent, which was subsequently amended on August 4, 2020. Pursuant to the Equity Distribution Agreement, we offered and sold, from time to time, through Piper shares of our common stock with an aggregate offering price of $44.9 million. During the three months ended September 30, 2020, the Company sold an aggregate of 1,107,884 shares of our common stock pursuant to the Equity Distribution Agreement at a weighted-average selling price of $38.50 per share, which resulted in $42.7 million of net proceeds to the Company. Shares sold under the Equity Distribution Agreement are offered and sold pursuant to the Company’s registration statement on Form S-3 (File No. 333-233227) filed with the SEC on August 12, 2019 and declared effective on August 23, 2019, and prospectus supplements and accompanying base prospectus filed with the Securities and Exchange Commission on August 30, 2019, May 6, 2020 and August 5, 2020.

On November 13, 2019, we entered into a Purchase Agreement with Piper, as representative of the several underwriters, pursuant to which we sold 2,673,750 shares of our common stock at a price of $10.51875 per share, with a public offering price of $11.25 per share. We received net proceeds of approximately $27.6 million, after deducting underwriting discounts and commissions and offering expenses paid or payable by us of approximately $2.4 million. The shares issued and sold in the underwritten offering were sold pursuant to the Company’s registration statement on Form S-3 (File No. 333-233227), and a prospectus supplement and accompanying base prospectus filed with the Securities and Exchange Commission on November 13, 2019.

In September 2020, we entered into the 2020 Equity Distribution Agreement, with Piper as sales agent, pursuant to which we may offer and sell, from time to time through Piper, shares of our common stock having an aggregate offering price of up to $125.0 million. Piper may receive a commission of up to 3% of the gross proceeds received by the Company for sales pursuant to the 2020 Equity Distribution Agreement. During the three months ended September 30, 2020 sold an aggregate of 200,000 shares of our common stock pursuant to the 2020 Equity Distribution Agreement at a weighted-average selling price of $39.24 per share, which resulted in $7.8 million of net proceeds to the Company. Shares sold under the 2020 Equity Distribution Agreement were offered and sold pursuant to the Company’s registration statement on Form S-3 (File No. 333-239964) filed with the SEC on July 21, 2020, as amended on August 5, 2020, and declared effective on August 12, 2020, and prospectus supplement and accompanying base prospectus filed with the Securities and Exchange Commission on September 25, 2020.

We believe our existing cash, along with proceeds from our equity financings, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Much of the losses we have incurred in certain prior periods were attributable to a variety of non-cash charges, including equity-based compensation expenses. As a result, in spite of the losses we recorded during these periods, cash provided by continuing operations has been mostly positive since 2015 and has significantly contributed to our ability to meet our liquidity needs, including paying for capital expenditures. Additionally, if our business continues to grow and we are able to achieve increased efficiencies and economies of scale in line with this growth, we expect increased revenue levels would increase our ability to rely on cash from our operations to support our business in future periods, even if our expenses also increase as a result of the growth of our business. Based on these factors, we anticipate that cash from our operations will continue to play a meaningful role in our ability to meet our liquidity requirements and pursue our business plans and strategies in the next 12 months and in the longer term.

However, our expectations regarding the cash that may be provided by our operations and our cash needs in future periods could turn out to be wrong, in which case we may require additional financing to support our operations, as we do not presently have any commitments for future capital. For instance, cash provided by our operations has in the past experienced fluctuations from period to period, which we expect may continue in the future. These fluctuations can occur because of a variety of factors, including, among others, factors relating to the ongoing COVID-19 pandemic, the amount and timing of sales of billable tests, the prices we charge for our tests due to changes in product mix, customer mix, general price degradation for tests or other factors, the rate and timing of our billing and collections cycles and the timing and amount of our commitments and other payments. Moreover, even if our liquidity expectations are correct, we may still seek to raise additional capital through securities offerings, credit facilities or other debt financings, asset sales or collaborations or licensing arrangements.

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

Cash Flows

The following table summarizes our cash flows for each of the periods indicated:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$6,372	$5,633
Net cash (used in) provided by investing activities	$(7,671)	$7,033
Net cash provided by financing activities	$42,348	$1,136

Operating Activities

Cash provided by operating activities in the nine months ended September 30, 2020 was $6.4 million. The difference between net income and cash provided by operating activities for the period and the increase between periods of cash provided by operating activities was primarily due to increases of $84.6 million in accounts receivable mainly due to timing of collections from customers and increased revenue and $19.2 million in other current assets related to purchases of an increased amount of reagents and supplies, $1.1 million in deferred tax related to the reduction in the valuation allowance, partially offset by increases of $22.2 million in accrued and other liabilities related to contract liabilities, $14.7 million in accounts payable due to the timing of payments, $14.6 million in income tax payable related to increased net income, and the effects of $5.2 million in equity-based compensation expenses, $2.6 million in impairment loss in equity-method investment related to BostonMolecules, $1.8 million in the depreciation of assets, and $631,000 in equity loss in investee.

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

Investing Activities

Cash used in investing activities in the nine months ended September 30, 2020 was $7.7 million, which is primarily related to purchases of $13.6 million of marketable securities and $11.3 million of fixed assets consisting mainly of a 2008 Cessna Citation Sovereign aircraft, medical laboratory equipment, leasehold improvements, and computer hardware, $2.6 million in investment in BostonMolecules and direct costs associates with the investment, purchase of $1.4 million of equipment contributed to FF Gene, partially offset by proceeds of $13.1 million related to maturities of marketable securities and $8.1 million related to sales of marketable securities.

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

Financing Activities

Cash provided by financing activities in the nine months ended September 30, 2020 was $42.3 million, which primarily represents net proceeds from the Equity Distribution Agreement and the 2020 Equity Distribution Agreement. Cash provided by financing activities in the nine months ended September 30, 2019 was $1.1 million, which primarily represents net proceeds from sales pursuant to the Equity Distribution Agreement.

Critical Accounting Policies and Use of Estimates

This discussion and analysis is based on our condensed consolidated financial statements included in this report, which have been prepared in accordance with U.S. GAAP. The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates, judgments and assumptions and decisions that affect the reported amounts and related disclosures, including the selection of appropriate accounting principles and the assumptions on which to base accounting estimates. In making these estimates and assumptions and reaching these decisions, we apply judgment based on our understanding and analysis of the relevant circumstances, including historical data and experience available at the date of the consolidated financial statements, as well as various other factors management believes to be reasonable under the circumstances, including but not limited to the potential impacts arising from the recent global pandemic related to COVID-19. As the extent and duration of the impacts from COVID-19 remain unclear, the Company’s estimates and assumptions may evolve as conditions change. Actual results could differ from our estimates. We are committed to incorporating accounting principles, assumptions and estimates that promote the representational faithfulness, verifiability, neutrality and transparency of the accounting information included in our consolidated financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control (as required by Rule 13a-15(b) under the Exchange Act) over the financial reporting during the three months ended September 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our results of operations have experienced fluctuations from period to period, which we expect may continue in the future. These fluctuations can occur because of a variety of factors, including, among others, the amount and timing of sales of billable tests; the prices we charge for our tests due to changes in product, customer or payor mix, general price degradation for genetic tests or other competitive factors, global health crises and pandemics which may generate demand for our tests, such as the ongoing pandemic related to COVID-19, the disease caused by the novel coronavirus since named SARS-CoV-2, the rate and timing of our billings and collections and the timing and amount of our commitments and other payments, as well as the other risk factors discussed in this report. Our results have been, and may in the future be, impacted by events that may not recur regularly, in the same amounts or at all in the future. In 2020, we developed and began offering a series of COVID-19 tests, but the pricing and margins from these tests continue to evolve. For the nine months ended September 30, 2020, we experienced substantial revenue growth due primarily to recent sales of, and growing demand, for these COVID-19 tests. While we believe there will be a continued demand for our COVID-19 tests in the near term, the future outcome and circumstances of the COVID-19 pandemic continue to rapidly evolve and remain uncertain. There can be no assurance our COVID-19 related growth or other growth we may experience will continue. This recent growth and other fluctuations in our operating results may render period-to-period comparisons less meaningful, and investors should not rely on the results of any one period as an indicator of future performance. These fluctuations in our operating results could cause our performance in any particular period to fall below the expectations of securities analysts or investors or guidance we have provided to the public, which could negatively affect the price of our common stock. Moreover, our limited operating history may make it difficult to determine if fluctuations in our performance reflect seasonality, pandemic-related demand or other trends or if these fluctuations are the result of other factors or events.

The expansion of our COVID-19 testing business has resulted in a substantial change in our business that presents important challenges to our ability to manage our rapidly expanding business, and we anticipate that this business will eventually decrease after the development and widespread deployment of an effective vaccine.

Since March 2020, we have commercially launched several COVID-19 tests, for the detection of SARS-CoV-2, the virus that causes COVID-19, including NGS and RT-PCR-based tests. We have received EUAs from the FDA for the RT-PCR-based tests for the detection of SARS-CoV-2 using upper respiratory specimens (nasal, nasopharyngeal, and oropharyngeal swabs) and for our at-home COVID-19 testing service through Picture Genetics. Our at-home testing service for COVID-19 and RT-PCR-based tests have been granted EUAs by the FDA only for the detection of nucleic acid from SARS-CoV-2, not for any other viruses or pathogens. We are currently accepting patient samples directly to our Biosafety Level 2, or BSL-2, certified laboratories in Temple City, California and Houston, Texas where we have the capacity to accept and process thousands of samples per day with a typical turn-around time of 24-48 hours from the time the sample was received and accepted. To date, we have processed orders for our COVID-19 tests from a variety of customers, including governmental bodies, municipalities, and large corporations. Due to the significant demand for COVID-19 testing services, our business has expanded rapidly since March 2020. This expansion has necessitated a very significant increase in our total headcount from 154 in March 2020 to 473 in September, and the volume of tests we perform on a daily basis has increased by more than 6,000% in that time. In addition, while most of our genetics testing business relied upon direct payments from hospitals, medical institutions and other laboratories, the majority of our revenues from our COVID-19 testing business result from reimbursements from third party payors, including insurance providers and Medicare. To meet the demand for COVID-19 testing, we have increased the number of shifts at our main laboratory in Temple City, California and established a new laboratory in Houston, Texas. This substantial increase in all of our activities has caused significant changes in our business and a dramatic increase in our revenues and operating results. Each of these developments presents new challenges for our company and management team, and we cannot provide assurance that we will continue to be able to manage those challenges effectively. Our management team has not previously managed a business through such a dramatic acceleration, and the impacts of any failures, mistakes or missed opportunities could be magnified by our current rate of growth. The continued success of this business will depend upon our ability to rapidly deliver accurate results, and any failure, or perceived failure, in meeting these objectives could cause our COVID-19 testing business to decline rapidly. In addition, there are many new entrants to this market, and these competitors may cause price declines or reduced market share for us. The increase of our business with third party payors increases the regulatory scrutiny and risks that we face. While we anticipate that demand for COVID-19 will eventually decrease once an effective vaccine is developed and widely deployed, we are continuing to invest in expanding our capacity to meet the increasing demand that we anticipate over at least the next two quarters. There can be no assurance that our increased investments in our COVID-19 testing capacity and capabilities will result in desirable returns, and if our operating results decline as a result of decreased demand, whether before or after the deployment of an effective vaccine, our stock price could decline.

We have a history of losses, and we may not be able to achieve or sustain profitability.

We have a history of losses. Although we achieved profitability in the first half of 2017, the second and third quarters of 2019 and the second and third quarters of 2020, we recorded losses in all other periods since our inception. We may not be able to maintain profitability in future periods. Further, our revenue levels may not grow at historical rates or at all, and we may not be able to achieve additional profitability or sustain profitability. We may incur additional losses in the future, particularly as we focus on investing in and growing our business and operations in response to recent demand for our COVID-19 tests. Our prior losses have had and any future losses will continue to have an adverse effect on our stockholders’ equity and working capital, which could negatively impact our operations and your investment in our company. Any failure to sustain or grow our revenue levels and achieve or maintain profitability would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.

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

The composition and concentration of our customer base can fluctuate from period to period, and in certain prior periods, a small number of customers accounted for a significant portion of our revenue. When customers who, to our knowledge, are under common control or otherwise affiliated with each other are aggregated, one customer contributed 37% and 35% of our total revenue in the three and nine months ended September 30, 2020, respectively. For these customers and for customers generally, tests are purchased on a test-by-test basis and not pursuant to any long-term purchasing arrangements. As a result, any or all of our customers, including affiliated customers or customers under common control who purchase large quantities of billable tests, could decide at any time to decrease, delay or discontinue their orders from us which could adversely affect our revenue. Although we believe some of these fluctuations in customer demand may be attributable, in part, to the nature of our business, in which our customers can experience significant volatility in their genetic testing demand from period to period in the ordinary course of their operations, these demand fluctuations, particularly for any key customers, can have a significant impact on our period-to-period performance regardless of their cause. In addition, the failure of any one of our customers or their payors to pay on a timely basis would negatively impact our results and cash flows. Our ability to maintain or increase sales to our existing customers depends on a variety of factors, including the other risk factors discussed in this report, many of which are beyond our control. Because of these and other factors, sales to any of our customers, including any key, affiliated or commonly controlled customers, may not continue in the amounts or at the rates as they have in the past, and such sales may never reach or exceed historical levels in any future period. The loss of any of our customers, or a reduction in orders or difficulties collecting payments for tests ordered by any of them, could significantly reduce our revenue and adversely affect our operating results.

If we are not able to grow and diversify our customer base and increase demand for our tests from existing and new customers, our potential for growth could be limited.

To achieve our desired revenue growth, we must increase test volume by further penetrating our existing hospital and medical institution customers and by expanding sales of our COVID-19 tests to additional governmental bodies, municipalities and large corporations in need of regular COVID-19 testing for large populations. In addition, we must grow our customer base beyond hospitals, medical institutions and other laboratories and into additional customer groups, such as individual physicians, other practitioners and research institutions. To this end, we are making efforts to diversify our customer market, including building relationships with research institutions and other similar institutional customers, national clinical laboratories, governmental bodies, municipalities and large corporations in need of regular COVID-19 testing for large populations and various other organizations to facilitate access to physicians, practitioners and other new customer groups, including certain U.S. government agencies. We are also pursuing relationships with payors, including Medicare, some state Medicaid programs and commercial payors, in an effort to obtain coverage and reimbursement for our tests to make them accessible to more individual physicians. Generally, when we establish these new customer relationships, we agree with the applicable payor, laboratory or other customer to provide certain of our tests at negotiated rates, but, subject to limited exceptions, most of these relationships do not obligate any party to order our tests at any agreed volume or frequency or at all. Further, any relationships we may develop with any government agencies are subject to unique risks associated with government contracts, including cancellation if adequate appropriations for subsequent performance periods are not made and modification or termination at the government’s convenience and without prior notice. Our efforts to pursue individual consumers under our Picture Genetics platform, new payor or institutional customers, new COVID-19 testing customers or other new customer markets could fail, and even if we are able to develop relationships with new customers in these or any other new customer groups, these relationships may not lead to meaningful or any increases in our customer base, the number of billable tests we deliver or our revenue, and may not improve our ability to achieve or sustain profitability.

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

•	our competitors could introduce new tests that cover more genes or that provide more accurate, reliable or rapid results.

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

With the development of NGS, the clinical genetic testing market has become increasingly competitive, and as the COVID-19 pandemic continues, potentially competitive COVID-19 tests have entered and may continue to enter the market. We expect this competition to intensify in the future. We face competition from a variety of sources, including, among others, an increasing number of companies seeking to develop and commercialize, or who have developed and commercialized, COVID-19 tests, dozens of companies focused on molecular genetic testing services, such as specialty and reference laboratories that offer traditional single-gene and multi-gene tests, and established and emerging healthcare, information technology and service companies that may develop and sell competitive products or services, which may include informatics, analysis, integrated genetic tools and services for health and wellness.

Additionally, participants in closely related markets, such as prenatal testing and clinical trial or companion diagnostic testing, could converge on offerings that are competitive with the type of tests we perform. Instances where potential competitors are aligned with key suppliers or are themselves suppliers could provide these potential competitors with significant advantages. Further, hospitals, research institutions, individual physicians and other practitioners, governmental bodies, municipalities and corporations may also seek to perform testing, including rapid COVID-19 testing, at their own facilities rather than use our services. In this regard, access to these on site or point-of-care testing solutions and the continued development of, and associated decreases in the cost of, equipment, reagents and other materials and databases and genetic data interpretation services may enable broader direct participation in genetic testing and analysis and drive down the use of third-party testing companies such as ours. Moreover, the biotechnology and genetic testing fields continue to undergo significant consolidation, permitting larger clinical laboratory service providers to increase cost efficiencies and service levels, resulting in more intense competition.

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

Additionally, increased competition and cost-saving initiatives on the part of government entities and other third-party payors could result in downward pressure on the price for our testing services and genetic analysis and interpretation generally, which could harm our revenue levels and sales volume and our ability to gain market share. This downward pricing pressure could intensify in future periods as adoption of genetic and COVID-19 testing becomes more widespread, and we may not be able to maintain acceptable margins on our sales if we are forced to reduce prices for our tests to try to remain competitive, especially if we are also experiencing increasing expenses as we make efforts to grow our business or otherwise meet customer demands. The occurrence of these risks could materially harm our ability to achieve or sustain profitability. In addition, competitors may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies. Further, companies or governments that effectively control access to testing through umbrella contracts or regional preferences could promote our competitors or prevent us from performing certain tests in certain territories. If we are unable to compete successfully against current and future competitors for these or any other reasons, we may be unable to increase market acceptance and sales volume of our tests, which could prevent us from maintaining or increasing our revenue levels or achieving or sustaining profitability or could otherwise negatively affect our performance.

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

We believe our ability to maintain and grow sales volume in the future will depend in large part on our ability to further develop our sales team and create and implement effective sales and marketing strategies. We have been focused on these objectives and have taken steps to pursue them in recent periods, including hiring new key members and restructuring the organization of our sales and marketing team, re-focusing our sales and marketing initiatives and strategies and increasing the overall scope of our marketing activities. These efforts have required and will continue to involve significant time and expense. Moreover, these efforts may be unsuccessful. For instance, we may not be able to attract and hire the qualified personnel we need to grow or otherwise improve our sales and marketing team as quickly or as successfully as we would like for various reasons, including intense competition in our industry for qualified personnel and our relative lack of experience selling and marketing our tests. Even if we are able to further develop our sales and marketing team and strategy, we may not be successful in growing our customer base or increasing order volumes from our existing customers. Further, our reliance on independent sales representatives subjects us to risks, as we have very little control over their activities and they are generally free to market and sell other, potentially competing, products. As a result, these independent sales representatives could devote insufficient time or resources to marketing and selling our tests, could market them in an ineffective manner or could otherwise be unsuccessful in selling adequate or expected quantities of our tests.

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

To continue to increase the volume of tests we offer and deliver, we must make substantial investments in our infrastructure, including our testing capacity, laboratory capacity, information systems, enterprise software systems, customer service, billing and collections systems and processes and internal quality assurance programs. We will also need to invest in our workforce by hiring additional skilled personnel, including biostatisticians, geneticists, software engineers, laboratory directors and specialists, sales and marketing experts and other scientific, technical and managerial personnel to market, process, interpret and validate the quality of results of our genetic tests and otherwise manage our operations. For example, before we deliver a report for any of our tests, including our COVID-19 tests, the results summarized in the report must be reviewed and approved by a licensed and qualified laboratory director. We currently have four laboratory directors with all of the required licenses, including Dr. Han Lin Gao. We may need to hire additional licensed laboratory directors in the future to further scale our business. If we fail to hire additional qualified personnel when needed or otherwise develop our infrastructure sufficiently in advance of demand or if we fail to generate demand commensurate with our level of investment in our infrastructure, our business, prospects, financial condition and results of operations could be adversely affected. We are expanding our existing laboratory space, and we may acquire new laboratory space, which would involve significant costs and attention from our management.

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

Since starting our genetic testing business, we have historically been focused primarily on providing our tests to hospitals, medical institutions and other laboratories, our traditional genetic testing customer base. These customers typically pay for the cost of our tests using funds reimbursed in connection with a patient’s diagnosis related group, or DRG. Our customer base for our COVID-19 tests is principally comprised of governmental bodies, municipalities, and large corporations, who pay us directly, or through third-party payors, for our COVID-19 tests. In March 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was effected providing reimbursement to healthcare providers for the COVID-19 testing of uninsured individuals subject to continued available funding. In recent months, this reimbursement has accounted for a significant portion of our revenue. Should reimbursement under the CARES Act cease to be available for any reason, our ability to collect payment would be adversely affected. Further, healthcare policy changes that influence the way healthcare is financed or other changes in the market that impact payment rates by institutional or non-institutional customers could also affect our collection rates. In addition, because reimbursement under a DRG is typically provided at a fixed amount intended to cover all services provided to the patient, the cost of our tests provided to hospitals, medical institutions and laboratories may be viewed to limit the profitability of the billing institution. If we are unable to convince hospitals, medical institutions and other laboratories of the value and benefit provided by our tests, or if the amount reimbursed under these DRG codes is decreased, these customers may slow, or stop altogether, their purchases of our tests. Moreover, our ability to collect payment for our tests in a timely manner or at all from our healthcare provider customers may decline to the extent we expand our business into new healthcare provider customer groups, including individual physicians and other practitioners, from which collection rates are often significantly lower than hospitals, medical institutions and other laboratories and which involve substantial additional risks that are discussed in these risk factors below. Our collection risks also include the potential for default or bankruptcy by the party responsible for payment and other risks associated with payment collection generally. Any inability to maintain our past payment collection levels could cause our revenue and ability to achieve profitability to decline and adversely affect our business, prospects and financial condition.

If third-party payors do not provide coverage and adequate reimbursement for our tests, our potential for growth could be limited.

Coverage and reimbursement by third-party payors, including managed care organizations, private health insurers and government healthcare programs, such as Medicare and Medicaid, for the types of genetic tests we perform can be limited and uncertain. Although our existing customer base consists primarily of hospitals, medical institutions, municipalities, governmental bodies, large corporations and other laboratories, from which we typically receive direct payment for ordered tests, including our COVID-19 tests, we believe our potential for future growth is dependent on our ability to attract new customer groups, including individual physicians and other practitioners. Our healthcare provider customers and laboratories may not order our tests unless third-party payors cover and provide adequate reimbursement for a substantial portion of the price of the tests. If we are not able to obtain coverage and an acceptable level of reimbursement for our tests from third-party payors, there would typically be a greater co-insurance or co-payment requirement from the patient for whom the test is ordered or the patient may be forced to pay the entire cost of the test out-of-pocket, which could dissuade practitioners from ordering our tests and, if ordered, could result in a delay in or decreased likelihood of collecting payment, whether from patients or from third-party payors. We believe our ability to increase the number of tests we sell to our healthcare provider customers and any corresponding revenue will depend in part on our ability to achieve broad coverage and reimbursement for our tests from third-party payors.

Coverage and reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that a test is appropriate, medically necessary and cost-effective. Each payor makes its own decision as to whether to establish a policy or enter into a contract to cover our tests and the amount it will reimburse for each test, and any determination by a payor regarding coverage and amount of reimbursement for our tests would likely be made on an indication-by-indication basis. Even if a test has been approved for reimbursement for any particular indication or in any particular jurisdiction, there is no guarantee this test will remain approved for reimbursement or that any similar or additional tests will be approved for reimbursement in the future. Moreover, there can be no assurance that any new tests we launch will be reimbursed or reimbursed at rates comparable to the rates of any previously reimbursed tests if reimbursement is available at all. In addition, the coding procedure used by all third-party payors with respect to establishing payment rates for various procedures, including our tests, is complex, does not currently adapt well to the genetic tests we perform and may not enable coverage and adequate reimbursement rates for our tests. If physicians fail to provide appropriate codes for desired tests, we may not be reimbursed for our tests. Additionally, if we are not able to obtain sufficient clinical information in support of our tests, third-party payors could designate our tests as experimental or investigational and decline to cover and reimburse our tests because of this designation. As a result of these factors, obtaining approvals from third-party payors to cover our tests and establishing adequate reimbursement levels is an unpredictable, challenging, time-consuming and costly process, and we may never be successful.

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

We believe our future success will depend in part on our ability to continue to expand our test offerings and develop and sell new tests. We may not be successful in launching or marketing any new tests we may develop, including our recently launched COVID‑19 testing and Picture Genetics offerings, and, even if we are successful, the demand for our other tests could decrease or may not continue to increase at historical rates due to sales of the new tests. Our pipeline of new tests is in various stages of development and will be time-consuming and costly to fully develop and introduce, as development and marketing of new tests requires us to conduct research and development activities regarding the new tests and to further scale our laboratory processes and infrastructure to be able to analyze increasing amounts of more diverse data. Further, we may be unable to discover or develop and launch new tests for a variety of reasons, including failure of any proposed test to perform as expected, lack of validation or reference data for the test or failure to demonstrate the utility of the test. Further, any new test we are able to discover and develop may not be launched in a timely manner, meet applicable regulatory standards, successfully compete with other technologies and available tests, avoid infringing the proprietary rights of others, achieve coverage and adequate reimbursement from third-party payors, be capable of performance at commercial levels and at reasonable costs, be successfully marketed or achieve sufficient market acceptance for us to recoup our time and capital investment in the development of the test. Any failure to successfully develop, market and sell new tests could negatively impact our ability to attract and retain customers and our revenue and prospects.

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

•	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease (e.g. the COVID-19 pandemic), boycotts and other business restrictions; and

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

In addition, we are exposed to a number of additional risks and challenges related to our efforts to access customers in the PRC with the formation of FF Gene Biotech. These risks include, among others, difficulties predicting the market for genetic testing in Asia; competitive factors in this market, including challenges securing market share; local differences in customer demands and preferences and regulatory requirements; our lack of control over FF Gene Biotech due to our non-majority ownership interest; and many of the other risks of doing business internationally that are discussed above. Further, we could experience declines in our direct sales to, and revenue from, customers in Asia if any of these customers choose to order genetic tests from FF Gene Biotech instead of directly from us. As a result of these risks, although we believe FF Gene Biotech could result in expanded long-term opportunities to address the genetic testing market in Asia, this belief could turn out to be wrong and we may never realize these or any other benefits we anticipate from this joint venture. Moreover, FF Gene Biotech or any other joint venture we may seek to establish may never produce sufficient revenue to us to recover our capital and other investments in the joint venture, and we could become subject to liabilities based on our involvement in the joint venture’s operations. The materialization of any of these risks related to FF Gene Biotech could materially harm our performance and prospects.

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

If our laboratory facilities become inoperable, if we are forced to vacate a facility or if we are unable to obtain additional laboratory space as and when needed, we would be unable to perform our tests and our business would be harmed.

We perform all of our tests at our laboratories in Temple City, California and Houston, Texas. Our laboratories and the equipment we use to perform our tests would be costly to replace and could require substantial lead time to replace and qualify for use. This and any other laboratory facilities and equipment we may use could be damaged or rendered inoperable by natural or man-made disasters, including earthquakes, floods, fires and power outages, which could render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests or the backlog that could develop if a laboratory becomes inoperable for even a short time could result in the loss of customers or harm to our reputation. Although we maintain insurance for damage to our property and disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

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

Despite our recent revenue growth and recent demand for our COVID-19 tests, our business could be materially and adversely affected by the effects of the global pandemic of COVID-19 and the related protective public health measures. Our business depends upon the continuous testing services that we provide at our laboratory facilities, and our business faces the same risks as are currently prevalent in most of the United States, including the risks that employees could contract COVID-19 which could result in a disruption in our ability to continue to provide testing services. Although we take what we believe are reasonable precautions to prevent the spread of COVID-19, we cannot provide assurance that we will not suffer from an exposure to the SARS CoV2 virus that would require a temporary closure of our laboratory facilities, which would materially adversely affect our operations and financial results. In addition, the responses of the federal, international, state and regional governments to the pandemic, including the shelter in place orders and the allocation of healthcare resources to treating those infected with the virus, has caused and may continue to cause a significant decline in sales of our non-COVID-19 tests. Other adverse effects of the pandemic on our business could include disruptions or restrictions on our employees’ ability to travel, as well as temporary closures of the facilities of our suppliers, third party service providers or customers, which could impact our test volume and results of operations. In addition, a significant outbreak of contagious disease in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our tests and impact our results of operations.

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

The secure processing, storage, maintenance and transmission of this information is vital to our operations and business strategy, and we devote significant resources to protecting the confidentiality and integrity of this information. Although we have implemented security measures and other controls designed to protect sensitive information from unauthorized access, use or disclosure, our information technology and infrastructure could fail, be inadequate or vulnerable to attacks by hackers or viruses or be breached due to employee error, malfeasance or other disruptions. A breach or interruption could compromise our information systems and the information we store could be accessed by unauthorized parties, manipulated, publicly disclosed, lost or stolen. Any such unauthorized access, manipulation, disclosure or other loss of information could result in legal claims or proceedings and could result in liability or penalties under federal, state or foreign laws that protect the privacy of personal information, discussed below under “—We are subject to broad legal requirements regarding the information we test and analyze, and any failure to comply with these requirements could result in harsh penalties, damage our reputation and materially harm our business.” Additionally, unauthorized access, manipulation, loss or dissemination could significantly damage our reputation and disrupt our operations, including our ability to perform our tests, analyze and provide test results, bill customers or other payors, process claims for reimbursement, provide customer service, conduct research and development activities, collect, process, and prepare company financial information, conduct education and outreach activities and manage the administrative aspects of our operations, as described further below under “—We depend on our information technology systems and any failure of these systems, due to hardware or software malfunctions, delays in operation, failures to implement new or enhanced systems or cybersecurity breaches, could harm our business.” The occurrence of any of these risks could materially adversely affect our business.

The loss of any member of our senior management team could adversely affect our business.

Our success depends in large part on the skills, experience and performance of our executive management team and others in key leadership positions, especially Ming Hsieh, our founder, Chief Executive Officer and Chairman of our board of directors, Paul Kim, our Chief Financial Officer, Dr. Han Lin Gao, our Chief Scientific Officer and Laboratory Director, and Jian Xie, our Chief Operating Officer. The continued efforts of these persons will be critical to us as we continue to develop our technologies and test processes and focus on growing our business. If we lose one or more key executives, we could experience difficulties maintaining our operations, including the ability to deliver reports to customers after review and approval by a licensed and qualified laboratory director, competing effectively, advancing our technologies, developing new tests and implementing our business strategies. All of our executives and employees, including Messrs. Hsieh, Kim and Xie, and Dr. Gao, are at-will, which means either we or the executive or employee may terminate their employment at any time. We do not carry key man insurance for any of our executives or other employees. In addition, we do not have long-term retention agreements in place with any of our executives or key employees.

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

Our ability to utilize our net operating loss, or NOL, carryforwards and other tax attributes to offset future federal or state taxable income or tax liabilities may be limited as a result of past ownership changes and other equity transactions that may have triggered the application of Sections 382 and 383 of the Internal Revenue Code, resulting in certain annual limitations on the utilization of existing federal and state net operating losses and credits.  Such provisions may limit the potential future tax benefit to be realized by the Company from its accumulated net operating losses and credits. We have not determined the magnitude of the cumulative change in the ownership of our shares resulting from transactions involving our equity or resulting limitations, if any, on our ability to utilize our NOL carryforwards and other tax attributes. Even if there is no limitation on utilization of our NOL carryforwards as the result of an ownership change, the utilization of an NOL originating from a loss incurred in a year after 2017 is limited and may reduce taxable income in any post-2020 year by no more than 80% of the pre-NOL taxable income in such year. If we earn taxable income in a future year, such limitations on utilization of NOL could result in increased future tax liability to us and our future cash flows could be adversely affected.

New legislation or regulation which could affect our tax burden could be enacted by any governmental authority. We cannot predict the timing or extent of such tax-related developments which could have a negative impact on our financial results. U.S. federal legislation affecting the tax laws was enacted in December 2017 (the Tax Cuts and Jobs Act or TCJA); and twice in March, 2020, first in the Families First Coronavirus Response Act, or FFCR Act, and again in the CARES Act. We cannot estimate how the changes in tax law from this legislation will affect our tax liability in future years, but we have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

As part of our business strategy, we may pursue acquisitions of complementary businesses or assets, investments in other companies, such as our recent investment in BostonMolecules, technology licensing arrangements, joint ventures or other strategic relationships. As an organization, we have limited experience with respect to acquisitions, investments or the formation of strategic relationships or joint ventures. If we make acquisitions in the future, we may not be able to successfully integrate the acquired businesses or technologies into our existing operations, we could assume unknown or contingent liabilities and we could be forced to record significant write-offs or incur debt as a result of the acquisitions, any of which could harm our operating results. Further, integration of an acquired business or technology could involve significant difficulties, and could require management and capital resources that otherwise would be available for ongoing development of our existing business or pursuit of other opportunities. If we pursue relationships with pharmaceutical companies or other strategic relationships, our ability to establish and maintain these relationships could be challenging due to several factors, including competition with other genetic testing companies and internal and external constraints placed on pharmaceutical and other organizations that limit the number and type of relationships they can establish with companies like ours. Moreover, we may not be able to identify or complete any acquisition, investment, technology license, joint venture or other strategic relationship in a timely manner, on a cost-effective basis or at all, and we may not realize the anticipated benefits of any such transaction sufficiently to recoup our costs.

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

We depend on our information technology systems and any failure of these systems, due to hardware or software malfunctions, delays in operation, and/or failures to implement new or enhanced systems or cybersecurity breaches, could harm our business.

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

Information technology and telecommunications systems are vulnerable to disruption and damage from a variety of sources, including power outages and other telecommunications or network failures, natural disasters, and the outbreak of war or acts of terrorism. Moreover, despite network security and back-up measures, our servers and other electronic systems are potentially vulnerable to cybersecurity breaches, such as physical or electronic break-ins, computer viruses and similar disruptive events. Despite the precautionary measures we have taken to detect and prevent or solve problems that could affect our information technology and telecommunications systems, there may be significant downtime or failures of these systems or those used by our third-party service providers. Any such downtime or failure could prevent us from conducting tests, preparing and providing reports to customers, billing payors, responding to customer inquiries, conducting research and development activities, maintaining our financial and disclosure controls and other reporting functions and managing the administrative aspects of our business. Moreover, any such downtime or failure could force us to transfer data collection operations to an alternate provider of server-hosting services, which could involve significant costs and result in further delays in our ability to conduct tests, deliver reports to our customers and otherwise manage our operations. Further, although we carry property and business interruption insurance, the coverage may not be adequate to compensate for all losses that may occur in the event of system downtime or failure. Any such disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have a material adverse effect on our business and our reputation.

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

We rely on commercial courier delivery services to transport specimens to our laboratory facilities in a timely and cost-efficient manner, and if these delivery services are disrupted, our business would be harmed.

Our business depends on our ability to quickly and reliably deliver test results to our customers. We typically receive specimens from customers within days of shipment, or in some cases overnight, for analysis at our laboratory facilities. Disruptions in delivery service, whether due to labor disruptions, bad weather, natural disasters, pandemics or epidemics, terrorist acts or threats or for other reasons, could adversely affect specimen integrity and our ability to process specimens in a timely manner and otherwise service our customers, and ultimately our reputation and our business. In addition, if we are unable to continue to obtain expedited delivery services on commercially reasonable terms, our operating results may be adversely affected.

If we are unable to maintain effective internal control over financial reporting, investors could lose confidence in the accuracy and completeness of our reported financial information and the market price of our common stock could decline.

We are required to maintain internal control over financial reporting and report any material weaknesses in these internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and annually provide a management report on these internal controls. Although we have implemented systems, processes and controls and performed this evaluation as of the end of 2019, we will need to maintain and enhance these controls if and as we grow, and we may need to hire additional personnel and devote more resources to our financial reporting function in order to do so.

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

We are subject to the periodic reporting and other requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have implemented disclosure controls and procedures designed to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. However, any disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. As a result, because of these inherent limitations in our control system, misstatements or omissions due to error or fraud may occur and may not be detected, which could result in failures to file required reports in a timely manner and filing reports containing incorrect information. Any of these outcomes could result in SEC enforcement actions, monetary fines or other penalties, damage to our reputation and harm to our financial condition and stock price.

We may elect to comply with reduced public company reporting requirements available to us because we are an emerging growth company and a smaller reporting company, which could make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or JOBS Act, and we will remain an emerging growth company until December 31, 2021, unless, before that date, our gross revenue exceeds $1.07 billion in any fiscal year, we issue more than $1.0 billion of non-convertible debt in any three-year period or the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of the second fiscal quarter of any fiscal year. In addition, we are a smaller reporting company, as defined in applicable SEC rules, and we will remain a smaller reporting company until the market value of our common stock held by non-affiliates, or public float, equals or exceeds $250 million. When and if our public float exceeds $250 million, we may still qualify to report as a smaller reporting company provided our public float is less than $700 million and our annual revenues are less than $100 million for the year preceding the date of determination. As an emerging growth company and smaller reporting company, we are eligible for exemptions from certain reporting requirements applicable to other public companies, including, reduced financial statement and other financial disclosure requirements in registration statements and periodic reports we file, reduced disclosure obligations regarding executive compensation and, so long as we remain an emerging growth company, an exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, exemption from the requirements to hold non-binding advisory votes on executive compensation and exemption from the requirements to obtain stockholder approval for any golden parachute payments not previously approved. We have relied on many of these exemptions in periodic reports to date, and investors may find our common stock less attractive if we choose to continue to rely on these exemptions, in which case there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the Securities Act of 1933, as amended, or the Securities Act, emerging growth companies can elect to delay adoption of new or revised accounting standards until those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, as a result, we are subject to the same new or revised accounting standards at the same time as other public companies that are not emerging growth companies.

The auditor for our joint venture in China, like other independent registered public accounting firms operating in China, is not permitted to be subject to inspection by the Public Company Accounting Oversight Board, and as such, investors may be deprived of the benefits of such inspection.

The independent registered public accounting firm that issues the audit reports for our joint venture in China, FF Gene Biotech, included in our reports filed with the SEC, as an auditor of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States), or PCAOB, is required by the laws of the United States to undergo regular inspections by PCAOB to assess its compliance with the laws of the United States and professional standards. On May 24, 2013, the PCAOB announced that it had signed a Memorandum of Understanding, or MOU, with Chinese securities regulators that would enable the PCAOB under certain circumstances to obtain audit work papers of China-based audit firms. The MOU establishes a framework under which the PCAOB can request and obtain audit papers and permits the PCAOB to share the work papers it obtains with the SEC, subject to certain requirements. But the MOU, which is non-binding, is also limited by its own terms. For instance, Chinese regulators may refuse to produce documents in specified circumstances, including where production would violate Chinese law or run contrary to the public interest. Moreover, the MOU does not provide the PCAOB with the ability to conduct on-the-ground inspections of auditors in China, an important part of the PCAOB’s oversight function. As a result, our auditor, like other independent registered public accounting firms operating in China, is currently not inspected by PCAOB in the same way that PCAOB inspects independent registered public accounting firms operating outside China. Inspections of other firms that PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of PCAOB to conduct regular inspections of independent registered public accounting firms operating in China makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures. As a result, investors may be deprived of the benefits of PCAOB regular inspections.

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

On August 19, 2020, the United States Department of Health and Human Services, or HHS, published a policy announcement that FDA must go through the formal notice-and-comment rulemaking process before requiring pre-market review of LDTs rather than making such changes through guidance documents, compliance manuals, or other informal policy statements. However, laboratories may still voluntarily submit LDTs to FDA for pre-market review. Although the ultimate impact of HHS’s policy statement on FDA’s plans for regulating LDTs and its current thinking relating to such testing products is unclear, the announcement appears to confirm that laboratories may commercialize LDTs for clinical use without submitting such tests for FDA review and marketing authorization, including emergency use authorization, or EUA. HHS’s policy statement does not affect proposed legislation for the regulation of LDTs, which is discussed below.

On August 19, 2020, the United States Department of Health and Human Services, or HHS, published a policy announcement that FDA must go through the formal notice-and-comment rulemaking process before requiring pre-market review of LDTs rather than making such changes through guidance documents, compliance manuals, or other informal policy statements. However, laboratories may still voluntarily submit LDTs to FDA for pre-market review. Although the ultimate impact of HHS’s policy statement on FDA’s plans for regulating LDTs and its current thinking relating to such testing products is unclear, the announcement appears to confirm that laboratories may commercialize LDTs for clinical use without submitting such tests for FDA review and marketing authorization, including emergency use authorization, or EUA. HHS’s policy statement does not affect proposed legislation for the regulation of LDTs, which is discussed below.

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

If the FDA creates a new regulation to enforce its medical device requirements for LDTs or if the FDA disagrees with our assessment that our tests are LDTs, we could for the first time be subject to enforcement of a variety of regulatory requirements, including registration and listing, medical device reporting and quality control, and we could be required to obtain premarket clearance or approval for our existing tests and any new tests we may develop, which may force us to cease marketing our tests until we obtain the required clearance or approval. The premarket review process can be lengthy, expensive, time-consuming and unpredictable. Further, obtaining pre-market clearance may involve, among other things, successfully completing clinical trials. Clinical trials require significant time and cash resources and are subject to a high degree of risk, including risks of experiencing delays, failing to complete the trial or obtaining unexpected or negative results. If we are required to obtain premarket clearance or approval and/or conduct premarket clinical trials, our development costs could significantly increase, our introduction of any new tests we may develop may be delayed and sales of our existing tests could be interrupted or stopped. Any of these outcomes could reduce our revenue or increase our costs and materially adversely affect our business, prospects, results of operations or financial condition. Moreover, any cleared or approved labeling claims may not be consistent with our current claims or adequate to support continued adoption of and reimbursement for our tests. For instance, if we are required by the FDA to label our tests as investigational, or if labeling claims the FDA allows us to make are limited, order levels may decline and reimbursement may be adversely affected. As a result, we could experience significantly increased development costs and a delay in generating additional revenue from our existing tests or from tests we may develop.

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

The European Union formally adopted the General Data Protection Regulation, or GDPR, in 2016, which applies to all European Union member states from May 25, 2018 and replaced the European Data Protection Directive. The GDPR introduced stringent new data protection and operational requirements in the European Union for companies that receive or process personal data of European residents, as well as   substantial fines for breaches of the data protection rules. It has increased our responsibility and liability in relation to personal data that we process and we are required to maintain additional mechanisms ensuring compliance with the GDPR. The GDPR is a complex law and the regulatory guidance is still evolving, including with respect to how the GDPR should be applied in the context of clinical studies and the collection, processing, and storage of sensitive personal data, including genetic information and testing. Furthermore, many of the countries within the European Union are still in the process of drafting supplementary data protection legislation in key fields where the GDPR allows for national variation, including the fields of clinical study and other health-related information. These variations in the law may raise our costs of compliance and result in greater legal risks. On July 16, 2020, the Court of Justice of the European Union or the CJEU, issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18), called Schrems II.  This decision calls into question certain data transfer mechanisms as between the European Union member states and the US. The CJEU is the highest court in Europe and the Schrems II decision heightens the burden on data importers to assess U.S. national security laws on their business, and future actions of European Union data protection authorities are difficult to predict at this early date. Consequently, there is some risk of any such data transfers from the European Union being halted by one or more European Union member states. Any contractual arrangements requiring the transfer of personal data from the European Union to us in the United States will require greater scrutiny and assessments as required under Schrems II and may have an adverse impact on cross-border transfers of personal data, or increase costs of compliance.

In addition, many states, such as California (where one of our clinical laboratories is located), have implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of patient health information and other personal information. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. In addition to the California Confidentiality of Medical Information Act, California also recently enacted the California Consumer Privacy Act of 2018, or CCPA, which became effective on January 1, 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the GDPR. The CCPA establishes a new privacy framework for covered businesses in the State of California by creating an expanded definition of personal information, establishing new data privacy rights for California residents, imposing special rules on the collection of personal data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. An initiative which proposes to expand the CCPA called the California Privacy Rights Act, will be voted on in California in November and could impact our operations or that of our collaborators.  Other states have been considering legislation similar to the CCPA, and several federal privacy proposals are under consideration in the current session of Congress.

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

Furthermore, the genetic testing industry as a whole is a growing industry and regulatory agencies such as HHS or FDA may apply heightened scrutiny to new developments in the field, or the U.S. Congress may do so. Since 2017, Congress has been working on legislation to create an LDT and IVD regulatory framework that would be separate and distinct from the existing medical device regulatory framework. On March 5, 2020, U.S. Representatives Diana DeGette (D-CO) and Dr. Larry Bucshon (R-IN) formally introduced the VALID Act in the House and an identical version of the bill was introduced in the U.S. Senate by Senators Michael Bennet (D-CO) and Richard Burr (R-NC). As anticipated from a discussion draft of the legislation released for stakeholder comment in December 2018, the VALID Act would codify into law the term “in vitro clinical test” (IVCT) to create a new medical product category separate from medical devices, and bring all such products within the scope of FDA’s oversight. It is unclear whether the VALID Act would be passed by Congress in its current form or signed into law by the President.

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

Although there are certain regulatory requirements the FDA has waived for the duration of the EUA, we remain subject to specific conditions of the authorizations. As with other FDA-regulated tests, issues could emerge during the course of the marketing and use of our test under an EUA that could impact our ability to continue the sale and distribution of the authorized test or home collection kit. Factors that may be out of the Company’s control, such as the availability of supplies and key personnel, may impact the Company’s ability to maintain testing capacity and test result delivery, and its other responses to the COVID-19 pandemic, and may have an adverse impact on the Company’s operations. Our EUA remains effective only until the HHS declaration is terminated or revoked, and FDA also may revoke an EUA if it determines the criteria for issuance are no longer met or other circumstances make such revocation appropriate to protect the public health or safety. However, on August 19, 2020, HHS published a policy announcement that FDA must go through the formal notice-and-comment rulemaking process before requiring pre-market review (including emergency use authorization) of LDTs rather than making such changes through guidance documents, compliance manuals, or other informal policy statements. Based on HHS’s policy announcement, which specifically states that LDT developers are not required to obtain an EUA or other marketing authorization from FDA prior to commercialization, we believe we may continue to market our COVID-19 tests even if our EUA is terminated or revoked. FDA may seek to establish a new regulation through notice-and-comment rulemaking requiring pre-market review and authorization of LDTs, and if that were to occur and if our EUA is either terminated or revoked, then in order to continue marketing our COVID-19 tests, we could be required to obtain the necessary regulatory clearances or approvals and be subject to the full and usual regulatory obligations.

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

If a patent infringement or misappropriation of intellectual property lawsuit was brought against us, we could be forced to discontinue or delay our development or sales of any tests or other activities that are the subject of the lawsuit while it is pending, even if it is not ultimately successful. In the event of a successful claim of infringement against us, we could be forced to pay substantial damages, including treble damages and attorneys’ fees if we were found to have willfully infringed patents; obtain one or more licenses, which may not be available on commercially reasonable terms when needed or at all; pay royalties, which may be substantial; or redesign any infringing tests or other activities, which may be impossible or require substantial time and expense. In addition, third parties making claims against us for infringement or misappropriation of their patents or other intellectual property rights could seek and obtain injunctive or other equitable relief, which, if granted, could prohibit us from performing some or all of our tests. Further, defense against these claims, regardless of their merit or success, could cause us to incur substantial expenses, be a substantial diversion to our management and other employee resources and significantly harm our reputation. Any of these outcomes could delay our introduction of new tests, significantly increase our costs or prevent us from conducting certain of our essential activities, which could materially adversely affect our ability to operate and grow our business.

Developments in patent law could have a negative impact on our business.

From time to time, the U.S. Supreme Court, or the Supreme Court, other federal courts, the U.S. Congress or the U.S. Patent and Trademark Office, or USPTO, may change the standards of patentability, and any such changes could have a negative impact on our business.

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

If we make efforts to seek patent protection for our technologies and tests, these efforts may be negatively impacted by the Prometheus, Myriad and Alice decisions, rulings in other cases or guidance or procedures issued by the USPTO. However, we cannot fully predict the impact of the Prometheus, Myriad and Alice decisions on the ability of genetic testing, biopharmaceutical or other companies to obtain or enforce patents relating to DNA, genes or genomic-related discoveries in the future, as the contours of when claims reciting laws of nature, natural phenomena or abstract ideas may meet patent eligibility requirements are not clear and may take years to develop via interpretation at the USPTO and in the courts. There are many previously issued patents claiming nucleic acids and diagnostic methods based on natural correlations that issued before these recent Supreme Court decisions and, although many of these patents may be invalid under the standards set forth in these decisions, they are presumed valid and enforceable until they are successfully challenged, and third parties holding these patents could allege that we infringe or request that we obtain a license under such patents. Whether based on patents issued before or after these Supreme Court decisions, we could be forced to defend against claims of patent infringement or obtain license rights, if available, under these patents. In particular, although the Supreme Court has held in Myriad that isolated genomic DNA is not patent-eligible subject matter, third parties could allege that our activities infringe other classes of gene-related patent claims. There are numerous risks associated with any patent infringement claim that may be brought against us, as discussed above under “—Litigation or other proceedings or third-party claims of intellectual property infringement or misappropriation could require us to spend significant time and money and prevent us from selling our tests.”

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

An active trading market for our common stock may not be sustained. Further, Mr. Hsieh, our founder, Chief Executive Officer and Chairman of our board of directors, beneficially owns approximately 34% of our outstanding voting equity as of September 30, 2020. As a result, fewer shares are actively traded in the public market, which reduces the liquidity of our common stock. The lack of an active trading market could impair our stockholders’ ability to sell their shares at the desired time or at a price considered reasonable. Further, an inactive trading market may impair our ability to raise capital by selling shares of our common stock in the future, and may impair our ability to enter into strategic relationships or acquire companies or technologies using shares of our common stock as consideration.

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

The trading price of our common stock has experienced, and may continue to experience, wide fluctuations and significant volatility. This volatility may be exacerbated by the relatively small and illiquid market for our common stock. Other factors that may contribute to this volatility include, among others:

•	actual or anticipated fluctuations in our operating results;

•	competition from existing tests or new tests that may emerge, particularly if competitive factors in our industry, including prices for genetic or other testing, become more acute;

•	failures to meet or exceed financial estimates and projections of the investment community or guidance we have provided to the public;

•	issuance of new or updated research or reports by securities analysts or changed recommendations for our common stock;

•	announcements by us or our competitors of significant acquisitions, investments, strategic relationships, joint ventures, collaborations or capital commitments;

•	the timing and amount of our investments in our business and the market’s perception of these investments and their impact on our prospects;

•	actual or anticipated changes in laws or regulations applicable to our business or our tests;

•	additions or departures of key management or other personnel;

•	changes in coverage and reimbursement by current or potential payors;

•	inability to obtain additional funding as and when needed on reasonable terms;

•	disputes or other developments with respect to our or others’ intellectual property rights;

•	product liability claims or other litigation;

•	sales of our common stock by us or our stockholders;

•

general economic, political, industry and market conditions, including factors not directly related to our operating performance or the operating performance of our competitors, such as increased uncertainty in the U.S. regulatory environment for healthcare, trade and tax-related matters;

•

events that affect, or have the potential to affect, general economic conditions, including but not limited to political unrest, global trade wars, natural disasters, act of war, terrorism, or disease outbreaks (such as the global pandemic related to COVID-19);

•	and the other risk factors discussed in this report.

In addition, the stock market in general, and the market for the stock of companies in the life sciences and technology industries in particular, has experienced extreme price and volume fluctuations in recent years that have at times been unrelated or disproportionate to the operating performance of specific companies. These broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against such company. This type of litigation, if instituted against us, could result in substantial costs, a diversion of our management’s attention and resources and could damage our reputation.

Our principal stockholders and management own a significant percentage of our capital stock and are able to exert significant control over matters subject to stockholder approval.

Our executive officers, directors, beneficial owners of 5% or more of our outstanding voting equity and their respective affiliates collectively beneficially owns approximately 39% of our outstanding voting equity as of September 30, 2020, and of this, Mr. Hsieh, our founder, Chief Executive Officer and Chairman of our board of directors, by himself beneficially owns approximately 34% of our outstanding voting equity as of September 30, 2020. As a result, these stockholders have the ability to control matters submitted to our stockholders for approval, including elections of directors, amendments to our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers to acquire our common stock that some of our stockholders feel are in their best interests, as the interests of these stockholders may not coincide with the interests of our other stockholders and they may act in a manner that advances their best interests and not necessarily those of all of our stockholders. Further, this concentration of ownership could adversely affect the prevailing market price for our common stock.

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

To raise capital or for other strategic purposes, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. In particular and in August 2019, we entered into an Equity Distribution Agreement, or the Equity Distribution Agreement, with Piper as sales agent which was amended on August 4, 2020, pursuant to which we may, from time to time, sell through Piper shares of our common stock with an aggregate purchase price of up to $44.9 million. During the year ended December 31, 2019, we sold an aggregate of 104,390 shares of our common stock pursuant to the Equity Distribution Agreement at a weighted-average selling price of $12.14 per share. During the three and nine months ended September 30, 2020, we sold an aggregate of 1,107,884 shares of our common stock pursuant to the Equity Distribution Agreement at a weighted-average net selling price of $38.50 per share. In addition, in September 2020 we entered into an Equity Distribution Agreement, or the 2020 Equity Distribution Agreement, with Piper as sales agent, pursuant to which we may, from time to time, sell through Piper shares of our common stock with an aggregate purchase price of up to $125.0 million. During the three months ended September 30, 2020, we sold an aggregate of 200,000 shares of our common stock pursuant to the 2020 Equity Distribution Agreement at a weighted-average net selling price of $39.24 per share. We also may issue common stock or grant other equity awards for compensatory purposes under our equity incentive plan. If we issue common stock, convertible securities or other equity securities, including shares pursuant to the Equity Distribution Agreement or equity awards under our equity incentive plan, our then-existing stockholders could be materially diluted by such issuances and, if we otherwise issue preferred stock, new investors could gain rights, preferences and privileges senior to the holders of our common stock, any of which could cause the price of our common stock to decline.

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

•	permit only our board of directors to establish the number of directors and fill vacancies on the board of directors, except as may be required by law;

•	permit our board of directors to amend our bylaws, subject to the power of our stockholders to repeal any such amendment;

•	do not permit cumulative voting by our stockholders on the election of directors; and

•	establish advance notice requirements for stockholders to propose nominees for election as directors or matters to be acted upon at annual meetings of stockholders.

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

Our certificate of incorporation and bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for:

•	any derivative action brought on our behalf;

•	any direct action brought by a stockholder against us or any of our directors, officers or other employees, alleging a breach of a fiduciary duty;

•	any action brought by a stockholder against us or any of our directors, officers or other employees, alleging a violation of the DGCL, our certificate of incorporation or our bylaws; and

•	any action brought by a stockholder against us or any of our directors, officers or other employees, asserting a claim against us governed by the internal affairs doctrine.

We refer to the forgoing limitations as the Exclusive Forum Provisions. The Exclusive Forum Provisions do not apply to (i) actions in which the Court of Chancery in the State of Delaware concludes that an indispensable party is not subject to the jurisdiction of the Delaware courts, and (ii) actions in which a federal court has assumed exclusive jurisdiction of a proceeding.

Accordingly, the Exclusive Forum Provisions do not apply to actions brought to enforce a duty or liability created by the Exchange Act or the rules and regulations thereunder, or Exchange Act Claims. Further, the clause in our certificate of incorporation excepting “actions in which a federal court has assumed exclusive jurisdiction of a proceeding” from the Exclusive Forum Provisions is not intended to mean that a federal court must take any actual or affirmative action to assume jurisdiction over an Exchange Act Claim, as Section 27 of the Exchange Act creates exclusive federal jurisdiction over all Exchange Act Claims, regardless of whether a federal court takes any action. The Exclusive Forum Provisions also do not apply to federal and state suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, or Securities Act Claims. To the extent applicable or enforceable, the Exclusive Forum Provisions may limit a stockholder’s ability to bring a claim in a judicial forum it finds favorable for disputes with us or our directors, officers or other employees, which may discourage these lawsuits. Alternatively, for Securities Act Claims, Exchange Act Claims or claims for which a court were to find these Exclusive Forum Provisions inapplicable or unenforceable for one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving these matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

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

To date, we have used $28.8 million of the net proceeds from the IPO, of which, $4.5 million was used for contributions to our joint venture, FF Gene Biotech, in partial satisfaction of our contribution obligations under the cooperation agreement for the joint venture and $24.3 million was used to fund the Company’s operations. All other net proceeds from the IPO are invested in investment-grade and interest-bearing securities, such as money market accounts, certificates of deposit, commercial paper and guaranteed obligations of the U.S. government. There has been no material change in the planned use of proceeds from the IPO from that described in the Prospectus.

On August 30 2019, we entered into the Equity Distribution Agreement with Piper as sales agent, which was amended on August 4, 2020, pursuant to which we offered and sold, from time to time, through Piper shares of our common stock with an aggregate offering price of $44.9 million. During the three months ended September 30, 2019, we sold an aggregate of 104,390 shares of our common stock pursuant to the Equity Distribution Agreement at a weighted-average selling price of $9.37 per share, which resulted in $979,000 of net proceeds. During the three months ended September 30, 2020, we sold an aggregate of 1,107,884 shares of our common stock pursuant to the Equity Distribution Agreement at a weighted-average selling price of $38.50 per share, which resulted in $42.7 million of net proceeds to the Company. Shares sold under the Equity Distribution Agreement were offered and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-233227) filed with the SEC on August 12, 2019 and declared effective on August 23, 2019, and prospectus supplements and accompanying base prospectus filed with the Securities and Exchange Commission on August 30, 2019, May 6, 2020 and August 5, 2020. There has been no material change in the planned use of proceeds as described in the prospectus supplements and accompanying base prospectus.

In addition, on November 13, 2019 we entered into a Purchase Agreement with Piper, as representative of the several underwriters, pursuant to which we sold 2,673,750 shares of our common stock at a price of $10.51875 per share, with a public offering price of $11.25 per share. We received net proceeds of approximately $27.6 million, after deducting underwriting discounts and commissions and offering expenses paid or payable by us of approximately $2.4 million. The shares issued and sold in the underwritten offering were registered under the Securities Act and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-233227), and a prospectus supplement and accompanying base prospectus filed with the Securities and Exchange Commission on November 13, 2019. There has been no material change in the planned use of proceeds as described in the prospectus supplement and accompanying base prospectus.

In September 2020, we entered into an Equity Distribution Agreement, or the 2020 Equity Distribution Agreement, with Piper as sales agent, pursuant to which the Company may offer and sell, from time to time through Piper, shares of its common stock having an aggregate offering price of up to $125.0 million. Piper may receive a commission of up to 3% of the gross proceeds received by the Company for sales pursuant to the 2020 Equity Distribution Agreement. During the three months ended September 30, 2020, the Company sold an aggregate of 200,000 shares of its common stock pursuant to the 2020 Equity Distribution Agreement at a weighted-average selling price of $39.24 per share, which resulted in $7.8 million of net proceeds to the Company. Shares sold under the 2020 Equity Distribution Agreement were offered and sold pursuant to the Company’s registration statement on Form S-3 (File No. 333-239964) filed with the SEC on July 21, 2020, as amended on August 5, 2020, and declared effective on August 12, 2020, and prospectus supplement and accompanying base prospectus filed with the Securities and Exchange Commission on September 25, 2020.

Item 6. Exhibits.

The information required by this Item 6 is set forth on the Exhibit Index that immediately precedes the signature page to this report and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Exhibit Title	Filed with this Form 10-Q	Incorporated by Reference
			Form	Form No.	Date filed

10.1	Fulgent Genetics, Inc. Amended and Restated 2016 Omnibus Incentive Plan		8-K	001-37894	9/18/2020

10.2^	Aircraft Purchase Agreement, dated August 18, 2020, by and between ServiceMaster Acceptance Corporation and the Company	X

10.3^	Agreement for Purchase and Sale of Property, dated July 23, 2020		8-K	001-37894	10/21/2020

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Furnished herewith.
^

Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULGENT GENETICS, INC.

Date: November 9, 2020	By:	/s/ Ming Hsieh
Ming Hsieh
President, Chief Executive Officer (principal executive officer)

Date: November 9, 2020	By:	/s/ Paul Kim
Paul Kim
Chief Financial Officer (principal financial and accounting officer)