Form 10-K
period 2020-12-31
Fulgent Genetics, Inc.
filed 2021-03-08
CIK 1674930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐   NO  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2020 (computed by reference to the price at which the registrant’s common stock was last sold on such date, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the Nasdaq Global Market) was approximately $191.3 million.  For purposes of this calculation, it has been assumed that all shares of the registrant’s common stock held by directors, executive officers and persons beneficially owning 10% or more of the registrant’s common stock are held by affiliates; however, the treatment of these persons as affiliates for purposes of this calculation is not, and shall not be considered, a determination as to whether such persons are affiliates of the registrant for any other purpose.

As of March 1, 2021, there were 28,874,395 outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement for its 2021 annual meeting of stockholders are incorporated by reference in Part III of this report.

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

The forward-looking statements in this report include statements about, among other things:

•	developments, projections and trends relating to us, our competitors and our industry;
•	our strategic plans for our business;
•	our expectations regarding the impact of the COVID-19 pandemic on our business, including the duration of the demand for our COVID-19 testing services;
•	our operating performance, including our ability to achieve equal or higher levels of revenue, stabilize the historical fluctuations in our performance and maintain or grow profitability;
•	the rate and degree of market acceptance and adoption of our genetics and clinical tests and genetic testing and clinical testing generally and other anticipated trends in our industry;
•	our ability to remain competitive, particularly if the testing markets continue to expand and competition becomes more acute;
•	our ability to continue to expand the number of genes covered by our tests and introduce other improvements to our tests;
•

our continued ability to offer affordable pricing for our tests, in spite of recent price degradation in the genetic testing industry, and our ability to maintain the low internal costs of our business model and record acceptable margins on our sales;

•	our ability to strengthen our existing base of customers by maintaining or increasing demand from these customers;
•	our ability to grow and diversify our customer base, including our plans to target new institutional and individual customer groups;
•	our reliance on a limited number of suppliers and ability to adapt to possible disruptions in their operations;
•	our use of our laboratory facilities and our ability to adapt in the event any of our facilities are damaged or rendered inoperable;
•

the level of success of our efforts to increase our global presence, including strengthening relationships with existing and new international customers and establishing other types of arrangements, including our joint venture in the People’s Republic of China, or China, or other international joint venture or distributor relationships we may pursue;

•	the impact on our business of our investments in building and restructuring our sales and marketing strategies and teams and our plans for future sales and marketing efforts;
•	the impact of the investments we have made in increasing our testing capacity to meet the demand for COVID-19 testing;
•	advancements in technology by us and our competitors;
•	our use of technology and ability to prevent security breaches, loss of data and other disruptions;
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

i

These forward-looking statements are subject to a number of risks and uncertainties, including, among others, those described under Item 1A. “Risk Factors” and elsewhere in this report. Moreover, we operate in a competitive and rapidly evolving industry and new risks emerge from time to time. It is not possible for us to predict all of the risks we may face, nor can we assess the impact of all factors on our business or the extent to which any factor or combination of factors could cause actual results to differ from our expectations. In light of these risks and uncertainties, the forward-looking events and circumstances described in this report may not occur, and actual results could differ materially and adversely from those described in or implied by any forward-looking statements we make. Although we have based our forward-looking statements on assumptions and expectations we believe are reasonable, we cannot guarantee future results, levels of activity, performance or achievements or other future events. As a result, forward-looking statements should not be relied on or viewed as predictions of future events, and this report should be read with the understanding that our actual future results, levels of activity, performance and achievements or other future events may be materially different than what we currently expect.

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

ii

PART I

Item 1. Business.

Overview

Fulgent Genetics, Inc., together with its subsidiaries, collectively referred to as the Company, is a technology company offering large-scale COVID-19 testing services and comprehensive genetic testing to provide physicians with clinically actionable diagnostic information they can use to improve the quality of patient care. We have developed a proprietary technology platform that allows us to offer a broad and flexible test menu and continually expand and improve our proprietary genetic reference library, while maintaining accessible pricing, high accuracy and competitive turnaround times. Combining next generation sequencing, or NGS, with our technology platform, we perform full-gene sequencing with deletion/duplication analysis in single-gene tests; pre-established, multi-gene, disease-specific panels; and customized panels that can be tailored to meet specific customer needs. We believe our test menu offers more genes for testing than our competitors in today’s market, which enables us to provide expansive options for test customization and clinically actionable results. After launching our first commercial genetic tests in 2013, we have expanded our genetic test menu to include more than 18,000 single-gene tests and more than 900 panels that collectively test for more than 5,700 genetic conditions, including various cancers, cardiovascular diseases, neurological disorders and pediatric conditions. A cornerstone of our business is our ability to provide expansive options and flexibility for all clients’ unique genetic testing needs.

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

Since March 2020, we have offered several tests for the detection of SARS-CoV-2, the virus that causes the novel coronavirus disease, or COVID-19, including NGS and reverse transcription polymerase chain reaction – based tests, or RT-PCR-based tests. To date, we have processed orders for our COVID-19 tests from a variety of customers, including governmental bodies, municipalities, and large corporations. In 2020, we established and operated COVID-19 testing sites for certain customers including the County of Los Angeles and New York City public school system. We also offer at-home COVID-19 testing services through our Picture Genetics platform that is used by the New York City Test and Trace program.

We have experienced rapid volume growth since our commercial launch, with 4.4 million billable tests delivered in 2020, compared to 59,000 billable tests delivered in 2019, and an aggregate of over 4.5 million billable tests delivered to over 1,300 customers from inception through December 31, 2020.

Genetic Testing Industry

Genetic testing offers the possibility of early identification of a disease or a genetic predisposition to a disease and enhanced disease treatment and prognosis. Recent improvements in testing technologies, including NGS technology, have dramatically lowered the cost and improved the quality and availability of genetic testing. We believe widespread genetic testing could enable significant health improvements and healthcare cost reductions by providing patients and clinicians with more advanced knowledge and options for personal health management plans. This expansion of testing availability and accessibility, as well as a growing and aging population; increasing overall incidence of disease; innovations in genomic medicine that enable the selection and implementation of drug treatment programs based on genetic information, or pharmacogenomics; and other factors contributed to the growth in the global market for genetic testing in recent years. If this growth trend continues, we believe genetic testing will become part of standard medical care and the knowledge of a person’s unique genetic makeup could play a more important role in the practice of medicine. While adoption of genetic testing has increased in recent years, we believe widespread utilization has been tempered because of certain challenges and barriers to adoption that exist in today’s market. Among these industry challenges are that genetic testing can be prohibitively expensive, only a limited number of genetic tests are currently reimbursable, certain genetic conditions cannot be diagnosed due to the limited scope of some genetic analysis, genetic testing can be an inefficient process and the interpretation of genetic results can be cumbersome and time-consuming. Through our technology platform, we have developed an offering that we believe addresses these industry challenges and provides a sustainable competitive advantage, both in today’s genetic testing market and as we seek to implement new diagnostic tools in the future.

COVID-19 Diagnostic Testing

Events surrounding the emergence of SARS-CoV-2 in Wuhan, China in late 2019 and the ensuing COVID-19 pandemic in 2020 and continuing today have dramatically affected populations and global industry. Demand for accurate COVID-19 testing with rapid turn-around times correspondingly emerged as private businesses, municipalities and healthcare providers began to increasingly rely on diagnostic testing to continue operations and as a tool to aide containment efforts. While the duration of the ongoing COVID-19 pandemic and continuing market for COVID-19 diagnostic tests remains subject to a number of uncertainties, including uncertainties regarding the effectiveness of disease containment efforts, speed and effectiveness of global COVID-19 vaccine distributions, newly emerging viral variants, continuing government actions in response to the pandemic and regulatory requirements or preferences that may emerge following the pandemic, a robust market for COVID-19 diagnostic testing persists to present day.

Currently available diagnostic tests for the detection of SARS-CoV-2 are based on a variety of technologies and formats, including conventional antigen-based tests for detecting viral proteins and nucleic acid amplification tests which include RT-PCR-based tests. While antigen-based diagnostic tests are relatively inexpensive and can be used at the point of care, antigen-based diagnostic tests for the detection of SARS-CoV-2 have been observed to be less sensitive than genetic and RT-PCR-based tests. U.S. Centers for Disease Control guidelines indicate that the “gold standard” for clinical diagnostic detection of SARS-CoV-2 is nucleic acid amplification which includes RT-PCR-based tests. We believe our ability to provide COVID-19 NGS and RT-PCR-based diagnostic testing services with expedited turn-around times makes us competitive in this new market.

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

Adaptive Learning Software

We have developed software that automatically incorporates the data from each completed test into our expansive genetic reference library, enabling it to continuously evolve with each set of genes we analyze. This adaptive learning software supports the continuous improvement of our proprietary gene probes and leverages the capabilities of these gene probes to improve the speed and effectiveness of curation and reporting. Our adaptive learning software also communicates with our integrated laboratory systems, which leads to increased automation processes and other operating efficiencies.

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

Our Solution

The benefits provided by our technology platform include:

Low Internal Cost per Billable Test

We have developed various proprietary technologies that improve our laboratory efficiency and reduce the costs we incur to perform our tests. This technology platform enables us to perform each test and deliver its results at a lower internal cost than many of our competitors, averaging approximately $20 per billable test delivered in 2020. This low cost per billable test allows us to maintain affordable pricing for our customers, averaging approximately $96 per billable test delivered in 2020, which we believe encourages repeat ordering from existing customers and attracts new customers. We believe our low cost per billable test could also facilitate the process for establishing coverage and reimbursement from third-party payors at a level adequate for us to achieve profitability with this payor group.

Broad and Flexible Test Menu

We currently offer single-gene tests on more than 18,000 genes, which we believe is thousands more than most of our competitors’ portfolios. Based on the results of a retrospective study of individuals with a personal or family history of cancer, described below, we believe the breadth of genes in our portfolio allows us to provide more comprehensive genetic information and improves our variant detection rate, which can increase the clinical actionability of the data we produce. The breadth of genes in our portfolio also allows us to provide a flexible and customizable test menu for our customers, which can reduce the need for sequential retesting. We offer single-gene tests on all of the genes in our portfolio, as well as deletion/duplication analysis and site-specific tests. If customers desire a broader test, we offer more than 900 pre-established, multi-gene panels that focus on specified genetic conditions. These panels can be adjusted up or down to include more or fewer genes, or customers can design their own panels to their exact specifications. We also offer clinical and full gene exome testing options. We offer our tests at different price points and turnaround times depending on the size and complexity of the test, which increases optionality for our customers. We believe the flexibility of our offering improves the efficiency and utility of the data output by our tests and decreases overall customer costs. We also offer our customers access to our highly qualified genetic counselors and laboratory experts to assist in interpreting the data we provide, which further increases the utility of our test results for ordering physicians.

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

Our Genetic Tests and COVID-19 Tests

Our offering consists of a wide variety of tests and test types, and our customers have a high degree of choice when selecting a test from our menu. A customer may select a single-gene test of any of the genes in our portfolio or a customer may select one of our pre-established panel tests, which are designed to test particular genes and mutations within these genes that relate to a wide range of specified conditions and diseases. For example, our Focus and Comprehensive oncology panels test 30 genes and 127 genes, respectively, that relate to various cancers and our Beacon carrier screening panels test up to 410 genes covering over 400 inherited conditions. We can perform full-gene sequencing with deletion/duplication analysis in all of these tests. In addition, we continually seek to expand our test menu with new genes and panel tests. Our test offerings also include Solid Tumor Molecular Profiling for somatic cancer testing, Rapid Whole Genome testing developed for children in neonatal intensive care units, or NICU, or pediatric intensive care units, or PICU, our Newborn Genetic Analysis panel, and a single front-line test designed to comprehensively detect ataxia-related variants and repeat expansions via sequencing. In 2019, we launched Picture Genetics, a patient-initiated genetic testing offering aimed at individual consumers and which we advertise directly to consumers through a variety of methods including social media and other digital avenues. New test offerings in 2020 included several COVID-19 tests and Pharmacogenetics testing, the use of genetic data to guide drug therapy decisions, or PGx testing.

We also offer certain research service tests, which we refer to as “sequencing as a service” and which are primarily ordered by research institutions and other similar institutional customers. In addition, we offer whole exome and clinical exome panel tests, which test all genes included in our portfolio and up to 20,095 genes located in the exome, respectively, and produce results that we combine with the individual’s unique clinical presentation and family history to enhance the clinical relevance of the results. Our whole exome and clinical exome tests also include the option for Trio testing, which involves sequencing the genes of a patient’s parents and is thought to enhance the utility of the test results. In addition, we offer whole genome testing, which determines and tests the complete DNA sequence of a genome at a single time. We also provide known mutation testing, which can be used to target familial specific or other desired mutations, as well as repeat expansion testing, which tests for a particular type of mutation known as “copy choice” DNA replication.

Importantly, all of our pre-established panels are customizable, offering customers the ability to add or remove genes at their election. To further increase test option flexibility, as well as to reduce the complexity of ordering tests, we consistently strive to innovate our pricing structure and features for our available tests. We have upgraded many of our pre-set panels with additional genes. In addition, if a variant is reported in a proband for whom duo or trio testing was not originally ordered for, the ordering physician is given the option of adding complementary familial known mutation testing, or FKMT, for any variant reported by Fulgent in the proband’s final report, for up to two first-degree relatives. We believe these options represent competitive pricing features that will streamline the test ordering process, give customers more flexibility with added value, and reduce barriers to trio and familial testing, which can both increase the clinical utility of genetic testing for a single proband.

Since March 2020, and as noted above, we have commercially launched several tests for the detection of SARS-CoV-2, the virus that causes COVID-19, including NGS and RT-PCR-based tests. We have received an Emergency Use Authorization, or EUA, from the U.S. Food and Drug Administration, or the FDA, that authorizes the use of our RT-PCR-based tests for the detection of SARS-CoV-2 using upper respiratory specimens (nasal, nasopharyngeal, and oropharyngeal swabs) and in conjunction with at-home specimen collection kits that are offered as a service through Picture Genetics. Our at-home testing service for COVID-19 and RT-PCR-based test are authorized for emergency use by the FDA only for the detection of nucleic acid from SARS-CoV-2, not for any other viruses or pathogens. We are currently accepting patient samples directly to our Biosafety Level 2, or BSL-2, certified laboratories where we have the capacity to accept and process thousands of samples per day with a typical turn-around time of 24-48 hours from the time a sample is received and accepted. To date, we have processed orders for our COVID-19 tests from a variety of customers, including governmental bodies, municipalities, and large corporations.

Our Customers

Historically, we primarily sold our tests to hospitals and medical institutions. We have approached the genetic testing market with a focus on these customers in part because they are frequent and high-volume users of genetic tests. We believe this customer base provides a meaningful opportunity for further growth by acquiring additional hospital and medical institution customers and by deepening our relationships with existing customers to drive increased ordering. Additionally, collection of billings from these institutional customers is generally more attainable than from other types of customers in today’s reimbursement environment. In addition, we believe hospitals and medical institutions are early adopters of NGS technology and could influence broader clinical acceptance of genetic testing. Beginning in March 2020, we also began processing orders for our COVID-19 tests from a variety of customers, including governmental bodies, municipalities, and large corporations. Since inception, we have sold our tests to over 1,300 total customers. We consider each single billing and paying unit to be an individual customer, even though a unit may represent multiple physicians and healthcare providers ordering tests. Aggregating customers that are under common control or are affiliates, two of our customers, the County of Los Angeles and San Bernardino County, contributed 28% and 10%, respectively, of our total revenue in 2020, and one of our customers contributed 28% of our total revenue in 2019.

We currently classify our customers into three payor types: (i) Insurance, (ii) Institutional, including hospitals, medical institutions, other laboratories, governmental bodies, municipalities and large corporations or (iii) Patients who pay directly. Typically, we bill our Institutional customers for our tests and they are responsible for paying us directly and billing their patients separately or obtaining reimbursement from third-party payors, in connection with a patient’s diagnosis related group, or DRG. A small percentage of our customers are patients, who elect to pay for tests themselves with out-of-pocket payments after their physicians have ordered our tests.

Third-party payors, which consist of private health insurers and government health care programs, including Medicare and Medicaid, require us to identify the test for which we are seeking reimbursement using a Current Procedural Terminology, or CPT, code set maintained by the American Medical Association, or AMA. Where we offer a multi-gene panel and there is no CPT code for the full panel but the panel includes a gene for which the AMA has an established CPT code, we identify the test provided under that CPT code when billing a third-party payor for that test. In cases where there is not a specific CPT code, our test may be billed under a miscellaneous code for an unlisted molecular pathology procedure. Because this miscellaneous code does not describe a specific service, the insurance claim must be examined to determine what service was provided, whether the service was appropriate and medically necessary, and whether payment should be rendered, which may require a letter of medical necessity from the ordering physician. Given the changing CPT coding environment and our development of relationships with third-party payors, we expect that our practices regarding billing these payors will evolve in the future.

We are making efforts to diversify our customer market, including building relationships with research institutions and other similar institutional customers, national clinical laboratories, governmental bodies, municipalities and large corporations in need of regular COVID-19 testing for large populations and various other organizations to facilitate access to physicians, practitioners and other new customer groups, including certain U.S. government agencies. We are also pursuing relationships with payors, including Medicare, some state Medicaid programs and commercial payors, in an effort to obtain coverage and reimbursement for our tests to make them accessible to more individual physicians. Generally, when we establish these new customer relationships, we agree with the applicable payor, laboratory or other customer to provide certain of our tests at negotiated rates but, subject to limited exceptions, most of these relationships do not obligate any party to order our tests at any agreed volume or frequency or at all. Further, any relationships we may develop with any government agencies are subject to unique risks associated with government contracts, including cancellation if adequate appropriations for subsequent performance periods are not made and modification or termination at the government’s convenience without prior notice. Our efforts to pursue individual consumers under our Picture Genetics platform, new payor or institutional customers, new COVID-19 testing customers or other new customer markets could fail, and even if we are able to develop relationships with new customers in these or any other new customer groups, these relationships may not lead to meaningful or any increases in our customer base, the number of billable tests we deliver or our revenue, and may not improve our ability to achieve or sustain profitability.

Sales and Marketing

Our sales and marketing force currently consists of two internal teams of sales and marketing experts, respectively, with deep experience in our industry, as well as a network of independent sales representatives who are knowledgeable about our tests. Historically, we have significantly relied on organic growth and word-of-mouth among our customers to generate interest in our tests, which we believe demonstrates the value of our offering. In recent years, we have invested significant time and capital to strengthen our sales and marketing efforts, including increasing the size and restructuring the organization of our internal team, re-focusing our initiatives and strategies, and increasing the overall scope of our marketing activities.

Our sales and marketing strategy is designed to expand our brand awareness, grow our customer base and further penetrate our relationships with existing customers. We aim to achieve these objectives by providing education about the benefits and full scale of our offerings, both to the medical community in general and to our targeted customer and geographic markets. We plan to expand our presence and test volume in international markets through our own direct sales team, which includes sales people dedicated to international markets, a number of independent contractor sales representatives, and, if and as opportunities arise, by engaging distributors or establishing other types of arrangements, such as joint ventures or other relationships, to manage or assist with sales, logistics, education and customer support in certain territories.

Our marketing activities also include targeted initiatives, including working with medical professional societies to promote awareness of the benefits of our tests and genetic testing in general; presenting at medical, scientific or industry exhibitions and conferences, such as an evaluation of the clinical utility of proactive genetic screening for healthy individuals that was presented at the 2018 American Society of Human Genetics Conference; and pursuing or supporting scientific studies of our tests and publication of results in medical or scientific journals. In addition, we conduct email advertising campaigns and social media awareness campaigns to existing and potential future customers when we want to send a specific message about our company and our brand, including, for instance, when we launch new tests or new test options and when we add new genes to our test menu. In addition, in 2019, we launched Picture Genetics, a patient-initiated genetic testing offering aimed at individual consumers and which we advertise directly to consumers through a variety of methods including social media and other digital avenues.

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

Our sales and marketing teams also explore strategic collaboration opportunities with various research and medical institutions. New partnerships formed in 2020 include partnering with governmental bodies, municipalities, and large corporations for providing COVID-19 services to citizens, employees, and students.

Our Suppliers

We rely on a limited number of suppliers for certain laboratory substances used in the chemical reactions incorporated into our processes, which we refer to as reagents, as well as for the sequencers, collection kits, and various other equipment and materials we use in our laboratory operations. In particular, we rely on Illumina, Inc. as the sole supplier of the next generation sequencers and associated reagents we use to perform our genetic tests and as the sole provider of maintenance and repair services for these sequencers. In addition, we rely on a limited number of suppliers for COVID-19 test collection kits. Our laboratory operations would be interrupted if we encounter delays or difficulties securing these reagents, collection kits, sequencers, other equipment or materials or maintenance and repair services, which could occur for a variety of reasons, including if we need a replacement or temporary substitute for any of our limited or sole suppliers and are not able to locate and make arrangements with an acceptable replacement or temporary substitute.

Competition

Our competitors include dozens of companies focused on molecular genetic testing services, including specialty and reference laboratories that offer traditional single-gene and multi-gene tests and other COVID-19 diagnostic test providers. Principal competitors include companies such as Ambry Genetics, a subsidiary of Konica Minolta Inc.; Baylor Genetics; Centogene AG; Color Genomics, Inc.; Connective Tissue Gene Test LLC; Cooper Surgical, Inc.; Eurofins Scientific; GeneDx, a subsidiary of OPKO Health, Inc.; Laboratory Corporation of America Holdings; MNG Laboratories, LLC; Myriad Genetics, Inc.; Natera, Inc.; Perkin Elmer, Inc.; PreventionGenetics, LLC; Progenity, Inc.; Quest Diagnostics Incorporated; and Sema4 Genomics; as well as other commercial and academic laboratories. In addition, other established and emerging healthcare, information technology and service companies may develop and sell competitive tests, which may include informatics, analysis, integrated genetic tools and services for health and wellness.

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

Regulation

CLIA

As a clinical laboratory, we are required to hold certain federal licenses, certifications and permits to conduct our business. Congress passed the Clinical Laboratory Improvement Amendments of 1988, or CLIA, which establishes quality standards for all laboratory testing designed to ensure the accuracy, reliability and timeliness of patient test results. Our laboratories located in California and Texas are CLIA-certified and accredited by the College of American Pathologists, or CAP, a CMS-approved accrediting organization.

Under CLIA, a laboratory is any facility that performs laboratory testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease or the impairment or assessment of health. CLIA requires that we hold a certificate applicable to the type of laboratory examinations we perform and that we comply with various standards with respect to personnel qualifications, facility administration, proficiency testing, quality control and assurance and inspections. Laboratories must register and list their tests with Centers for Medicare & Medicaid Services, or CMS, the agency that oversees CLIA, and CLIA compliance and certification is a prerequisite to be eligible to bill government payors and many private payors for our tests.

We are subject to survey and inspection every two years to assess compliance with CLIA’s program standards, and we may be subject to additional unannounced inspections. Our CLIA certification for the laboratory located in California was last renewed October 23, 2019, and our CLIA certification for the laboratory located in Texas was initially received on July 27, 2020, and each of them is valid for two years from the date of issuance. If our clinical reference laboratories are found to be out of compliance with CLIA requirements at any of these inspections, we may be subject to sanctions such as suspension, limitation or revocation of our CLIA certificate, a directed plan of correction, on-site monitoring, civil monetary penalties, civil injunctive suits, criminal penalties, exclusion from the Medicare and Medicaid programs and significant adverse publicity.

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

State and Foreign Laboratory Licensure

Our laboratories are located in Temple City, California and Houston, Texas. Our Temple City, California laboratory is required to maintain a license to conduct testing in the State of California. California laws establish standards for day-to-day operations of our laboratory, including with respect to the training and skills required of personnel, quality control and proficiency testing requirements. If our clinical reference laboratory is out of compliance with California standards, the State of California Department of Public Health, or CA DPH, may suspend, restrict or revoke our license to operate our clinical reference laboratory, assess substantial civil money penalties or impose specific corrective action plans. Any such actions could materially affect our business. We maintain a current license in good standing with CA DPH.

Additionally, several states require the licensure of out-of-state laboratories that accept specimens from those states and/or receive specimens from laboratories in those states. Our Temple City, California laboratory holds the required out-of-state laboratory licenses to perform testing on specimens from Maryland, Rhode Island and Pennsylvania. The laboratory director must also maintain a Certificate of Qualification issued by New York’s Department of Health, or DOH, in permitted categories. Our Houston, Texas laboratory holds the required out-of-state licenses to perform testing on specimens from California. We obtained a state laboratory permit for our Temple City, California laboratory from the New York DOH in 2019. The New York state laboratory laws, regulations and rules are equal to or more stringent than the CLIA regulations and establish standards for the operation of a clinical laboratory and performance of test services, including education and experience requirements for laboratory directors and personnel; physical requirements of a laboratory facility; equipment validations; and quality management practices. In addition to having a laboratory license in New York, our Temple City, California laboratory is required to obtain approval on a test-specific basis by the New York DOH before specific testing is performed on specimens from New York, and our Houston, Texas laboratory received temporary exemption from New York to perform tests on specimens from New York for COVID-19 tests.

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

Even though we commercialize our tests as LDTs, our tests may in the future become subject to more onerous regulation by the FDA. For example, in 2017, the FDA published a Discussion Paper on Laboratory Developed Tests to further public discussion about an appropriate LDT oversight approach and to give congressional committees the opportunity to develop a legislative solution to the competing interests of ensuring the public health and promoting innovation in the clinical testing industry. However, on August 19, 2020, the United States Department of Health and Human Services, or HHS, published a policy announcement that FDA must go through the formal notice-and-comment rulemaking process before requiring premarket review of LDTs rather than making such changes through guidance documents, compliance manuals, or other informal policy statements. Laboratories may still voluntarily submit LDTs to FDA for premarket review, although the agency does not appear to be prioritizing such applications for review at the present time, in light of the HHS announcement. Although the ultimate impact of HHS’s policy statement on FDA’s plans for regulating LDTs and its current thinking relating to such diagnostic testing products is unclear, the August 2020 announcement appears to confirm that laboratories may commercialize LDTs for clinical use without submitting such tests for FDA review and marketing authorization, including emergency use authorization during the ongoing COVID-19 pandemic. HHS’s policy statement does not affect proposed legislation for the regulation of LDTs, which is discussed below. It is also unclear whether the Biden Administration, which assumed control of the executive branch on January 20, 2021, would take the same position as the former administration or seek to revoke or revise the HHS policy announcement from August 2020.

In December 2018, members of Congress released a discussion draft of a possible bill to regulate in vitro clinical tests including LDTs, and provided opportunities for additional stakeholders to also provide input on the proposed reform legislation. On March 5, 2020, U.S. Representatives Diana DeGette (D-CO) and Dr. Larry Bucshon (R-IN) formally introduced the long-awaited legislation, called the Verifying Accurate, Leading-edge IVCT Development, or VALID Act. An identical version of the bill was introduced concurrently in the Senate, demonstrating both bicameral and bipartisan support for the effort to overhaul how the FDA reviews and approves diagnostic tests going forward. The VALID Act would codify into law the term “in vitro clinical test”, or IVCT, to create a new medical product category separate from medical devices that includes products currently regulated as IVDs as well as LDTs. The VALID Act would also create a new system for labs and hospitals to use to submit their tests electronically to the FDA for approval, which is aimed at reducing the amount of time it takes for the agency to approve such tests, and establish a new program to expedite the development of diagnostic tests that can be used to address a current unmet need for patients.

It is unclear whether the VALID Act would be passed by Congress in its current form or signed into law by the President. Until the FDA finalizes its position on regulation of LDTs through formal notice-and-comment rulemaking, or the VALID Act or other federal legislation is passed reforming the government’s regulation of LDTs, or alternatively, if the FDA disagrees with our assessment that our tests fall within the definition of an LDT, we could for the first time be subject to enforcement of regulatory requirements such as registration and listing requirements, medical device reporting requirements and quality control requirements. Any new legislation or formal FDA regulations affecting LDTs may result in increased regulatory burdens on our ability to continue marketing our tests and to develop and introduce new tests in the future. Additionally, if and when the FDA begins to actively enforce its premarket submission regulations with respect to LDTs generally or our tests in particular, whether as a result of new legislative authority or following formal notice-and-comment rulemaking, we may be required to obtain premarket clearance for our tests under Section 510(k) of the FDC Act or approval of a PMA. The process for submitting a 510(k) premarket notification and receiving FDA clearance usually takes from three to 12 months, but it can take significantly longer and clearance is never guaranteed. The process for submitting and obtaining FDA approval of a PMA generally takes from one to three years or even longer and approval is not guaranteed. PMA approval typically requires extensive clinical data and can be significantly longer, more expensive and more uncertain than the 510(k) clearance process. If premarket review is required for some or all of our tests, the FDA could require that we stop selling our products pending clearance or approval and conduct clinical testing prior to making submissions to FDA to obtain premarket clearance or approval. The FDA could also require that we label our tests as investigational or limit the labeling claims we are permitted to make.

Additionally, the FDA previously solicited public input and published two draft guidance documents relating to FDA oversight of NGS-based tests. The two draft guidance documents on NGS-based tests describe the FDA’s current thinking and proposed approach regarding the possible use of FDA-recognized standards to support analytical validity, and public human genetic variant databases to support clinical validity, of these tests. The drafts were published in final form in April 2018. While it appears that the FDA is striving to provide a flexible pathway to device clearance or approval for manufacturers seeking to market NGS-based tests, it is unknown how the FDA may regulate such tests in the future and what testing and data may be required to support such clearance or approval. If premarket review is required for some or all of our tests and the FDA requires more extensive testing such as clinical trials, for example, we could experience significantly increased development costs and delay.

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

Advertising of Laboratory Services or LDTs

Whether regulated by FDA as a Class I or Class II device or not directly subject to FDA’s device requirements as an LDT, our advertising for laboratory services and genetic tests is subject to federal truth-in-advertising laws enforced by the Federal Trade Commission, or FTC, as well as comparable state consumer protection laws. Under the Federal Trade Commission Act, or the FTC Act, the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, injunctions affecting the manner in which we would be able to market services or products in the future, or criminal prosecution.

Reimbursement

CPT Codes

We bill third-party payors, both commercial and government, using Current Procedural Terminology, or CPT, codes, which are published by the American Medical Association, or AMA. CPT codes in their current form are not readily applied to many of the genetic tests we conduct. For example, for many of our multi-gene panels, there may not be an appropriate CPT code for any of the genes in a panel, in which case our test would be billed under a miscellaneous code for an unlisted molecular pathology procedure. Many third-party payors do not have set reimbursement fee rates for this miscellaneous code. Prior to starting a test, we negotiate the reimbursement rate with the payor if the benefits investigation has determined the test to be medically necessary and the payor has issued prior authorization. When the test results are delivered, after we file the claim, we may also need to resubmit documentation or appeal a denial, which can cause delay in the reimbursement of the claim.

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

As required under PAMA, CMS uses the data reported by laboratories to develop Medicare payment rates for laboratory tests equal to the volume-weighted median of the private payor payment rates. For tests furnished on or after January 1, 2019, Medicare payments for CDLTs are based upon reported private payor rates. For a CDLT that is assigned a new or substantially revised CPT code, the initial payment rate is assigned using the gap-fill methodology, as under prior law.

On December 20, 2019, President Trump signed the Further Consolidated Appropriations Act, which included the Laboratory Access for Beneficiaries Act, or LAB Act. The LAB Act delayed by one year the reporting of payment data under PAMA for CDLTs that are not ADLTs until the first quarter of 2021. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which was signed into law on March 27, 2020, delayed the reporting period by an additional year, until the first quarter of 2022. As a result, Medicare payment rates determined by data reported in 2017 will continue through December 31, 2022.

In addition, under PAMA, as amended by the LAB Act, any reduction to a particular payment rate resulting from the new methodology is limited to 10% per test per year in 2020 and to 15% per test per year in each of the years 2021 through 2023. The CARES Act delayed the 15% cut scheduled to take effect on January 1, 2021, for one year.

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

Numerous other federal, state and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of patient health information. In addition, Congress and some states are considering new laws and regulations that further protect the privacy and security of medical records or medical information. With the recent increase in publicity regarding data breaches resulting in improper dissemination of consumer information, all 50 states have passed laws regulating the actions that a business must take if it experiences a data breach, as defined by state law, including prompt disclosure within a specified amount of time to affected individuals. Congress has also been considering similar federal legislation relating to data privacy and data protection. The FTC and states’ Attorneys General have also brought enforcement actions and prosecuted some data breach cases as unfair and/or deceptive acts or practices under the FTC Act and comparable state laws. In addition to data breach notification laws, some states have enacted statutes and rules requiring businesses to reasonably protect certain types of personal information they hold or to otherwise comply with certain specified data security requirements for personal information. We intend to continue to comprehensively protect all personal information and to comply with all applicable laws regarding the protection of such information.

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

If we or our vendors fail to comply with applicable data privacy laws, or if the legal mechanisms we or our vendors rely upon to allow for the transfer of personal data from the European Union to the United States (or other countries not considered by the European Commission to provide an adequate level of data protection) are not considered adequate, we could be subject to government enforcement actions and significant penalties against us, and our business could be adversely impacted if our ability to transfer personal data outside of the European Union is restricted, which could adversely impact our operating results. The GDPR has increased our responsibility and potential liability in relation to European Union personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR. However, our ongoing efforts related to compliance with the GDPR may not be successful and could increase our cost of doing business. In addition, data protection authorities of the different European Union member states may interpret the GDPR differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the European Union. In addition to the GDPR, other countries have enacted data protection legislation which increase the complexity of doing international business and transferring sensitive personal information from those countries to the United States.

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

In addition, in October 2018, the Eliminating Kickbacks in Recovery Act of 2018, or EKRA, was enacted as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act. EKRA is an all-payer anti-kickback law that makes it a criminal offense to pay any remuneration to induce referrals to, or in exchange for, patients using the services of a recovery home, a substance use clinical treatment facility, or laboratory. However, unlike the federal Anti-

Kickback Statute, EKRA is not limited to services covered by federal or state health care programs but applies more broadly to services covered by “health care benefit programs,” including commercial insurers. Although it appears that EKRA was intended to reach patient brokering and similar arrangements to induce patronage of substance use recovery and treatment, the language in EKRA is broadly written. Further, certain of EKRA’s exceptions, such as the exception applicable to relationships with employees that effectively prohibits incentive compensation, are inconsistent with the federal anti-kickback statute and regulations, which permit payment of employee incentive compensation, a practice that is common in the industry. Significantly, EKRA permits the U.S. Department of Justice to issue regulations clarifying EKRA’s exceptions or adding additional exceptions, but such regulations have not yet been issued. Laboratory industry stakeholders are reportedly seeking clarification or correction regarding EKRA’s scope.

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

False Claims Act

Another development affecting the healthcare industry is the increased enforcement of the federal False Claims Act and, in particular, actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions. The False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the federal government. The qui tam provisions of the False Claims Act allow a private individual to bring an action under the False Claims Act on behalf of the federal government and permit such an individual to share in any amounts paid by the entity to the government in fines or settlement. In addition, providers and suppliers must report and return any overpayments received from the Medicare and Medicaid programs within 60 days of identification. Failure to identify and return such overpayments exposes the provider or supplier to False Claims Act liability. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties ranging from $5,500 to $11,000 for each false claim, as set by statute. However, the civil penalty amounts are adjusted annually for inflation. For civil penalties assessed after June 19, 2020, whose associated violations occurred after November 2, 2015, the civil penalty amount ranges between $11,665 and $23,331 per claim.

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

Physician Referral Prohibitions

The U.S. federal law directed at “self-referrals,” commonly known as the “Stark Law,” prohibits a physician from making referrals for certain designated health services, including laboratory services, that are covered by the Medicare program, to an entity with which the physician or an immediate family member has a direct or indirect financial relationship, unless an exception applies. Violation of the Stark Law results in a denial of payment for any services provided pursuant to a prohibited referral. A physician or entity that engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined up to $172,137 (which reflects the annual adjustment for inflation effective as of January 17, 2020) for each such arrangement or scheme. In addition, any person who presents or causes to be presented a claim to the Medicare program in violation of the Stark Law is subject to civil monetary penalties of up to $ 25,820 per service (which reflects the annual inflation adjustment effective as of January 17, 2020), an assessment of up to three times the amount claimed and possible exclusion from participation in federal healthcare programs. The Stark Law is a strict liability statute, meaning that a physician’s financial relationship with a laboratory must meet an exception under the Stark Law or the referrals are prohibited. Thus, unlike the Anti-Kickback Statute’s safe harbors, if a laboratory’s financial relationship with a referring physician does not meet the requirements of a Stark Law exception, then the physician is prohibited from making Medicare and Medicaid referrals to the laboratory and any such referrals will result in overpayments to the laboratory and subject the laboratory to the Stark Law’s penalties. A violation of the Stark Law can serve as a basis of liability under the federal False Claims Act.

Many states, including California, have comparable laws that are not limited to Medicare referrals. The Stark Law also prohibits state receipt of federal Medicaid matching funds for services furnished pursuant to a prohibited referral, but this provision of the Stark Law has not been implemented by regulations.

Physician Sunshine Laws

The Physician Payments Sunshine Act imposes reporting requirements on manufacturers of certain devices, drugs and biologics for certain payments and transfers of value by them (and in some cases their distributors) to physicians, teaching hospitals and certain advanced non-physician health care practitioners, as well as ownership and investment interests held by physicians and their immediate family members. The reporting program (known as the Open Payments program) is administered by CMS. Because we manufacture our own LDTs solely for use by or within our own laboratory, we believe we are exempt from these reporting requirements. We may become subject to such reporting requirements under the terms of current CMS regulations, however, if the VALID Act or other legislation renders our tests regulated by FDA or if FDA engages in notice-and-comment rulemaking to exercise authority over LDTs or otherwise requires us to obtain premarket clearance or approval for our tests.

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

Healthcare Policy Laws

In March 2010, the Affordable Care Act, or ACA, was enacted in the United States. The ACA made a number of substantial changes to the way healthcare is financed both by governmental and private payors. Although the ACA included a medical device tax, the tax never went into effect and was fully repealed by Congress with enactment of the 2019 federal spending package signed into law by President Trump on December 20, 2019.

Since the ACA’s enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Members of the US Congress have indicated that they may continue to seek to modify, repeal or otherwise invalidate all, or certain provisions of, the ACA. During his term in office, President Trump signed Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, at least two bills affecting the implementation of certain taxes under the ACA have been signed into law. For example, the Tax Cuts and Jobs Act of 2017, or TCJA, repealed the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In December 2019, the Fifth Circuit Court of Appeals upheld a district court’s finding that the individual mandate in the ACA is unconstitutional following removal of the penalty provision from the law. However, the Fifth Circuit reversed and remanded the case to the district court to determine if other reforms enacted as part of the ACA but not specifically related to the individual mandate or health insurance could be severed from the rest of the ACA so as not to have the law declared invalid in its entirety. On March 2, 2020, the United States Supreme Court, or the Supreme Court, granted the petitions for writs of certiorari to review this case and allocated one hour for oral arguments, which occurred on November 10, 2020. A decision from the Supreme Court is expected to be issued in spring 2021. It is unclear how this litigation and other efforts to repeal and replace the ACA will affect the implementation of that law and our business. However, the new Democrat-led presidential administration has been taking steps to strengthen the ACA and the 117th Congress is not expected to have the same interest in repealing the law, in part due to the healthcare economic impacts of the ongoing COVID-19 pandemic on many subsets of the U.S. population. Following his inauguration on January 20, 2021, President Biden also took immediate steps to order a regulatory freeze on all pending substantive executive actions taken by the previous administration, in order to permit incoming department and agency heads to review whether questions of fact, policy, and law may be implicated and to determine how to proceed. We continue to evaluate the potential impact of the ACA and its possible repeal or replacement on our business.

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

Employees

We believe growing and retaining a strong team is crucial to our success. As of March 1, 2021, we had 429 full-time employees, engaged in bioinformatics, genetics and COVID-19 testing, software engineering, laboratory management, sales and marketing and corporate and administrative activities. None of our employees are represented by a labor union or covered by collective bargaining agreements and we believe our relationship with our employees is good.

Corporate Information

We were incorporated in Delaware on May 13, 2016. We are the holding company of our subsidiaries, including primarily Fulgent Therapeutics LLC, which was initially formed in June 2011. On September 30, 2016, Fulgent Therapeutics LLC became our wholly owned subsidiary in a transaction we refer to as the Reorganization, in which the holders of all equity interests in Fulgent Therapeutics LLC immediately prior to the Reorganization became all of our stockholders immediately following the Reorganization.

Our initial operations focused on Fulgent Therapeutics LLC’s former pharmaceutical business, or the Pharma Business, and in 2013 we commenced the genetic testing business we are currently pursuing. In October 2015, we recapitalized Fulgent Therapeutics LLC to establish two series of units, with the Class D units having economic rights based on the genetic testing business we are currently pursuing and the Class P units having economic rights based on the Pharma Business. On April 4, 2016, Fulgent Therapeutics LLC separated the Pharma Business from the genetic testing business we are currently pursuing. The operating results of the Pharma Business have been reported as discontinued operations for all periods in our consolidated financial statements included in this report.

Our headquarters and laboratory are located at 4978 Santa Anita Avenue, Temple City, California 91780, and our telephone number is (626) 350-0537. Our website address is www.fulgentgenetics.com. The information contained on or that can be accessed through our website is not part of and is not incorporated into this report by this reference.

We qualify as an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are applicable generally to other public companies. We expect we will remain an emerging growth company until December 31, 2021.

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

Item 1A. Risk Factors.

Summary Risk Factors

The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in “Item 1A. Risk Factors” of this Report and the other reports and documents filed by us with the SEC.

•	Our results of operations may fluctuate significantly from period to period and can be difficult to predict.
•

The expansion of our COVID-19 testing business has resulted in a substantial change in our business that presents important challenges to our ability to manage our rapidly expanding business, and we anticipate that this business will eventually decrease after the development and widespread deployment of an effective vaccine.

•	We have a history of losses, and we may not be able to achieve or sustain profitability.
•

Our industry is subject to rapidly changing technology and new and increasing amounts of scientific data, and if we fail to keep pace with these technological advances, we may be unable to compete effectively and our business and prospects could suffer.

•	If we are not able to grow and diversify our customer base and increase demand for our tests from existing and new customers, our potential for growth could be limited.
•

Failure to comply with government laws and regulations related to submission of claims for our services could result in significant monetary damages and penalties and exclusion from the Medicare and Medicaid programs and corresponding foreign reimbursement programs.

•

We rely on a limited number of suppliers and, in some cases, a sole supplier, for certain of our laboratory substances, equipment and other materials, and any delays or difficulties securing these materials could disrupt our laboratory operations and materially harm our business.

•	Billing and collections processing for our tests is complex and time-consuming, and any delay in transmitting and collecting claims could have an adverse effect on our revenue.
•

We rely on highly skilled personnel in a broad array of disciplines, and if we are unable to hire, retain or motivate these individuals, we may not be able to maintain the quality of our tests or grow our business.

•

We may acquire businesses or assets, form joint ventures, make investments in other companies or technologies or establish other strategic relationships, any of which could harm our operating results, dilute our stockholders’ ownership or cause us to incur debt or significant expense.

•

Any changes in laws, regulations or the enforcement discretion of the FDA with respect to the marketing of diagnostic products, or violations of laws or regulations by us, could adversely affect our business, prospects, results of operations or financial condition.

•	If we fail to comply with applicable federal, state, local and foreign laboratory licensing requirements, we could lose the ability to perform our tests or experience disruptions to our business.
•

We conduct business in a heavily regulated industry. Complying with the numerous statutes and regulations pertaining to our business is expensive and time-consuming, and any failure by us, our consultants or commercial partners to comply could result in substantial penalties.

•	Changes in laws and regulations, or in their application, may adversely affect our business, financial condition and results of operations.
•

Marketing of our COVID-19 tests under the EUA from FDA is subject to certain limitations and we are required to maintain compliance with the terms of the EUA, among other things, and the continuance of our EUA is subject to government discretion.

•	We primarily rely on trade secret protection, non-disclosure agreements and invention assignment agreements to protect our proprietary information, which may not be effective.
•

Litigation or other proceedings or third-party claims of intellectual property infringement or misappropriation could require us to spend significant time and money and prevent us from selling our tests.

•	An active, liquid trading market for our common stock may not be sustained, which could make it difficult for stockholders to sell their shares of our common stock.
•	The price of our common stock may be volatile and you could lose all or part of your investment.

•	Our principal stockholders and management own a significant percentage of our capital stock and are able to exert significant control over matters subject to stockholder approval.

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

Our results of operations have experienced fluctuations from period to period, which we expect may continue in the future. These fluctuations can occur because of a variety of factors, including, among others, the amount and timing of sales of billable tests; the prices we charge for our tests due to changes in product, customer or payor mix, general price degradation for genetic tests or other competitive factors, global health crises and pandemics which may generate demand for our tests, such as the ongoing pandemic related to COVID-19, the disease caused by the novel coronavirus since named SARS-CoV-2, the rate and timing of our billings and collections and the timing and amount of our commitments and other payments, as well as the other risk factors discussed in this report. Our results have been, and may in the future be, impacted by events that may not recur regularly, in the same amounts or at all in the future. In 2020, we developed and began offering a series of COVID-19 tests, but the pricing and margins from these tests continue to evolve. For the year ended December 31, 2020, we experienced substantial revenue growth due primarily to recent sales of, and growing demand, for these COVID-19 tests. While we believe there will be a continued demand for our COVID-19 tests in the near term, the future outcome and circumstances of the COVID-19 pandemic continue to rapidly evolve and remain uncertain. There can be no assurance our COVID-19 related growth or other growth we may experience will continue. This recent growth and other fluctuations in our operating results may render period-to-period comparisons less meaningful, and investors should not rely on the results of any one period as an indicator of future performance. These fluctuations in our operating results could cause our performance in any particular period to fall below the expectations of securities analysts or investors or guidance we have provided to the public, which could negatively affect the price of our common stock. Moreover, our limited operating history may make it difficult to determine if fluctuations in our performance reflect seasonality, pandemic-related demand or other trends or if these fluctuations are the result of other factors or events.

The expansion of our COVID-19 testing business has resulted in a substantial change in our business that presents important challenges to our ability to manage our rapidly expanding business, and we anticipate that this business will eventually decrease after the development and widespread deployment of an effective vaccine.

Since March 2020, we have commercially launched several COVID-19 tests for the detection of SARS-CoV-2, the virus that causes COVID-19, including NGS and RT-PCR-based tests. We have received an EUA from the FDA for our RT-PCR-based tests for the detection of SARS-CoV-2 using upper respiratory specimens (nasal, nasopharyngeal, and oropharyngeal swabs) and for our at-home COVID-19 testing service through Picture Genetics. Our at-home testing service for COVID-19 and RT-PCR-based tests have been granted an EUA by the FDA only for the detection of nucleic acid from SARS-CoV-2, not for any other viruses or pathogens. We are currently accepting patient samples directly to our BSL-2 certified laboratories in Temple City, California and Houston, Texas where we have the capacity to accept and process thousands of samples per day with a typical turn-around time of 24-48 hours from the time the sample was received and accepted. To date, we have processed orders for our COVID-19 tests from a variety of customers, including governmental bodies, municipalities, and large corporations. Due to the significant demand for COVID-19 testing services, our business has expanded rapidly since March 2020. This expansion has necessitated a very significant increase in our total headcount from 154 in March 2020 to 480 in December 2020, and the volume of tests we perform on a daily basis has increased by more than 19,000% in that time.

In addition, while most of our genetics testing business relied upon direct payments from hospitals, medical institutions and other laboratories, the majority of our revenues from our COVID-19 testing business result from reimbursements from third party payors, including private insurance and Medicare. To meet the demand for COVID-19 testing, we have increased the number of shifts at our main laboratory in Temple City, California and established a new laboratory in Houston, Texas. This substantial increase in all of our activities has caused significant changes in our business and a dramatic increase in our revenues and operating results. Each of these developments presents new challenges for our company and management team, and we cannot provide assurance that we will continue to be able to manage those challenges effectively. Our management team has not previously managed a business through such a dramatic acceleration, and the impacts of any failures, mistakes or missed opportunities could be magnified by our current rate of growth. The continued success of this business will depend upon our ability to rapidly deliver accurate results, and any failure, or perceived failure, in meeting these objectives could cause our COVID-19 testing business to decline rapidly. In addition, there are many new entrants to this market, and these competitors may cause price declines or reduced market share for us. The increase of our business with third party payors increases the regulatory scrutiny and risks that we face. While we anticipate that demand for our COVID-19 tests will eventually decrease once effective vaccines are widely deployed, we are continuing to invest in expanding our capacity to meet the increasing demand that we anticipate over the next several years. There can be no assurance that our increased investments in our COVID-19 testing capacity and capabilities will result in desirable returns, and if our operating results decline as a result of decreased demand, whether before or after the deployment of an effective vaccine, our stock price could decline.

We have a history of losses, and we may not be able to achieve or sustain profitability.

We have a history of losses. Although we achieved profitability in the first half of 2017, the second and third quarters of 2019 and the second, third and fourth quarters of 2020, we recorded losses in all other periods since our inception. We may not be able to maintain profitability in future periods. Further, our revenue levels may not grow at historical rates or at all, and we may not be able to achieve additional profitability or sustain profitability. We may incur additional losses in the future, particularly as we focus on investing in and growing our business and operations in response to recent demand for our COVID-19 tests. Our prior losses have had and any future losses will continue to have an adverse effect on our stockholders’ equity and working capital, which could negatively impact our operations and your investment in our company. Any failure to sustain or grow our revenue levels and achieve or maintain profitability would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.

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

The composition and concentration of our customer base can fluctuate from period to period, and in certain prior periods, a small number of customers accounted for a significant portion of our revenue. When customers who, to our knowledge, are under common control or otherwise affiliated with each other are aggregated, two customers, the County of Los Angeles and San Bernardino County, contributed 28% and 10% of our total revenue in the year ended December 31, 2020, respectively. For these customers and for customers generally, tests are purchased on a test-by-test basis and not pursuant to any long-term purchasing arrangements. As a result, any or all of our customers, including affiliated customers or customers under common control who purchase large quantities of billable tests, could decide at any time to decrease, delay or discontinue their orders from us which could adversely affect our revenue. Although we believe some of these fluctuations in customer demand may be attributable, in part, to the nature of our business, in which our customers can experience significant volatility in their genetic testing demand from period to period in the ordinary course of their operations, these demand fluctuations, particularly for any key customers, can have a significant impact on our period-to-period performance regardless of their cause. In addition, the failure of any one of our customers or their payors to pay on a timely basis would negatively impact our results and cash flows. Our ability to maintain or increase sales to our existing customers depends on a variety of factors, including the other risk factors discussed in this report, many of which are beyond our control. Because of these and other factors, sales to any of our customers, including any key, affiliated or commonly controlled customers, may not continue in the amounts or at the rates as they have in the past, and such sales may never reach or exceed historical levels in any future period. The loss of any of our customers, or a reduction in orders or difficulties collecting payments for tests ordered by any of them, could significantly reduce our revenue and adversely affect our operating results.

If we are not able to grow and diversify our customer base and increase demand for our tests from existing and new customers, our potential for growth could be limited. We may incur cost overruns as a result of fixed price contracts which could limit profits or otherwise adversely affect our business results of operations and financial condition.

To achieve our desired revenue growth, we must increase test volume by further penetrating our existing hospital and medical institution customers and by expanding sales of our COVID-19 tests to additional governmental bodies, municipalities and large corporations in need of regular COVID-19 testing for large populations. In addition, we must grow our customer base beyond hospitals, medical institutions and other laboratories and into additional customer groups, such as individual physicians, other practitioners and research institutions. To this end, we are making efforts to diversify our customer market, including building relationships with research institutions and other similar institutional customers, national clinical laboratories, governmental bodies, municipalities and large corporations in need of regular COVID-19 testing for large populations and various other organizations to facilitate access to physicians, practitioners and other new customer groups, including certain U.S. government agencies. We are also pursuing relationships with payors, including Medicare, some state Medicaid programs and commercial payors, in an effort to obtain coverage and reimbursement for our tests to make them accessible to more individual physicians and are pursuing relationships with individual customers through our Picture Genetics platform. These efforts could fail. Even if we successfully develop relationships with new customers in these or any other new customers groups, these relationships may not lead to improve our ability to achieve or sustain profitability.

Generally, when we establish these new customer relationships, we agree with the applicable payor, laboratory or other customer to provide certain of our tests at negotiated rates, but, subject to limited exceptions, most of these relationships do not obligate any party to order our tests at any agreed volume or frequency or at all. Further, any relationships we may develop with any government agencies are subject to unique risks associated with government contracts, including cancellation if adequate appropriations for subsequent performance periods are not made and modification or termination at the government’s convenience and without prior notice. In particular, certain of government contracts are multi-award, indefinite-delivery and indefinite-quantity, or IDIQ, task order-based contracts, which generally provide for fixed price schedules for products and services, have no pre-set delivery schedules, have very low minimum purchase requirements, are typically competed among multiple awardees and force us to carry the burden of any cost overruns. Due to their nature, fixed-priced contracts inherently have more risk than cost reimbursable contracts. If we are unable to control costs or if our initial cost estimates are incorrect, we can lose money on these contracts. In addition, some of our contracts may have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts, we may not realize their full benefits. Low earnings caused by cost overruns and cost controls would have a negative impact on our results of operations. Since the price competition to win both IDIQ and fixed-priced contracts is intense and costs of further contracts performance cannot be predicted with certainty, there can be no assurance as to the profits, if any, that the Company will realize over the term of such contracts.

We may fail to obtain the customer growth needed to grow volumes and revenue levels as desired or anticipated or at all, which could occur for a variety of reasons, including, among others:

•	the genetic testing market generally, and particularly the market for NGS genetic tests and our COVID-19 tests, is relatively new and may not grow as predicted or may decline;

•	our efforts to improve our existing tests and develop and launch new tests may be unsuccessful;
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
•

negative publicity or regulatory investigations into the actions of companies in our industry could raise doubts about the legitimacy of diagnostic technologies generally, and could result in scrutiny of diagnostic activities by the FDA, or other applicable government agencies; and

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

Our sales and marketing strategies also include a continued focus on growing our international sales and customer base, which we plan to pursue through our direct sales team, a number of independent contractor sales representatives, and, if opportunities arise, by engaging distributors or establishing other types of arrangements, such as joint ventures or other relationships, to manage or assist with sales, logistics, education or customer support in certain territories. To this end, we worked with Xi Long USA, Inc. to form a joint venture in the second quarter of 2017, which we refer to as FF Gene Biotech, to offer genetic testing to customers in China. Although we believe this joint venture could result in expanded long-term opportunities to address the genetic testing market in Asia, these expectations could turn out to be wrong and we may never realize the benefits we anticipate from this joint venture. While it may become necessary to identify, qualify and engage other commercial partners or distributors with local industry experience and knowledge in order to effectively market and sell our tests outside the United States, we have established some relationships to cover any non-U.S. territories including this joint venture in China and other distribution relationships. As a result, we may not be successful in finding, attracting and retaining qualified distributors or other commercial partners or we may not be able to enter into arrangements covering desired territories on favorable terms. In addition, sales practices utilized by distributors or other commercial partners that are locally acceptable may not comply with sales practices or standards required under U.S. laws that apply to us, which could subject us to additional compliance risks. If our sales and marketing efforts outside the United States are not successful, we may not achieve significant acceptance for our tests in international markets, which could materially and adversely impact our business operations.

We will need to invest in and expand our infrastructure and hire additional skilled personnel in order to support our desired growth, and our failure to effectively manage any future growth could jeopardize our business.

To continue to increase the volume of tests we offer and deliver, we must make substantial investments in our infrastructure, including our testing capacity, laboratory capacity, information systems, enterprise software systems, customer service, billing and collections systems and processes and internal quality assurance programs. We will also need to invest in our workforce by hiring additional skilled personnel, including biostatisticians, geneticists, software engineers, laboratory directors and specialists, sales and marketing experts and other scientific, technical and managerial personnel to market, process, interpret and validate the quality of results of our genetic tests and otherwise manage our operations. For example, before we deliver a report for any of our tests, including our COVID-19 tests, the results summarized in the report must be reviewed and approved by a licensed and qualified laboratory director. We currently have four laboratory directors with all of the required licenses, including Dr. Han Lin Gao. We may need to hire additional licensed laboratory directors in the future to further scale our business. If we fail to hire additional qualified personnel when needed or otherwise develop our infrastructure sufficiently in advance of demand or if we fail to generate demand commensurate with our level of investment in our infrastructure, our business, prospects, financial condition and results of operations could be adversely affected. We are expanding our existing laboratory space and we may acquire new laboratory space, which would involve significant costs and attention from our management.

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

Since starting our genetic testing business, we have historically focused primarily on providing our tests to hospitals, medical institutions and other laboratories, our traditional genetic testing customer base. Our customer base for our COVID-19 tests is principally comprised of governmental bodies, municipalities, and large corporations who pay us directly or through third-party payors for our COVID-19 tests. In March 2020, the CARES Act was enacted, and it provides for reimbursement to healthcare providers for COVID-19 tests provided to uninsured individuals, subject to continued available funding. In recent months, this reimbursement has accounted for a significant portion of our revenue. Should reimbursement under the CARES Act for COVID-19 testing cease to be available for any reason, our ability to collect payment would be adversely affected. Further, healthcare policy changes that influence the way healthcare is financed or other changes in the market that impact payment rates by institutional or non-institutional customers could also affect our collection rates. If we are unable to convince hospitals, medical institutions and other laboratories of the value and benefit provided by our tests, these customers may slow, or stop altogether, their purchases of our tests. Moreover, our ability to collect payment for our tests in a timely manner or at all from our healthcare provider customers may decline to the extent we expand our business into new healthcare provider customer groups, including individual physicians and other practitioners, from which collection rates are often significantly lower than hospitals, medical institutions and other laboratories and which involve substantial additional risks that are discussed in these risk factors below. Our collection risks also include the potential for default or bankruptcy by the party responsible for payment and other risks associated with payment collection generally. Any inability to maintain our past payment collection levels could cause our revenue and ability to achieve profitability to decline and adversely affect our business, prospects and financial condition.

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

Our existing customer base includes international customers from a variety of geographic markets. In addition, we have established FF Gene Biotech to offer genetic testing to customers in China. As part of our strategy, we aim to increase our volume of direct sales to international customers in a variety of markets by conducting targeted marketing outreach activities and, if opportunities arise, engaging distributors or establishing other types of arrangements, such as joint ventures or other relationships. However, we may never be successful in achieving these objectives, and even if we are successful, these strategies may not result in meaningful or any increases in our customer base, test volumes or revenue.

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

•

risks relating to conversion and repatriation of certain foreign currencies, particularly the RMB, which is subject to legal procedures and restrictions on currency conversion and movement outside China and which could impact our ability to receive the anticipated financial benefits of our FF Gene Biotech joint venture;

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

In addition, we are exposed to a number of additional risks and challenges related to our efforts to access customers in China with the formation of FF Gene Biotech. These risks include, among others, difficulties predicting the market for genetic testing in Asia; competitive factors in this market, including challenges securing market share; local differences in customer demands and preferences and regulatory requirements; our lack of control over FF Gene Biotech due to our non-majority ownership interest; and many of the other risks of doing business internationally that are discussed above. Further, we could experience declines in our direct sales to, and revenue from, customers in Asia if any of these customers choose to order genetic tests from FF Gene Biotech instead of directly from us. As a result of these risks, although we believe FF Gene Biotech could result in expanded long-term opportunities to address the genetic testing market in Asia, this belief could turn out to be wrong and we may never realize these or any other benefits we anticipate from this joint venture. Moreover, FF Gene Biotech or any other joint venture we may seek to establish may never produce sufficient revenue to us to recover our capital and other investments in the joint venture, and we could become subject to liabilities based on our involvement in the joint venture’s operations. The materialization of any of these risks related to FF Gene Biotech could materially harm our performance and prospects.

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

Despite our recent revenue growth and recent demand for our COVID-19 tests, our business could be materially and adversely affected by the effects of the global pandemic of COVID-19 and the related protective public health measures. Our business depends upon the continuous testing services that we provide at our laboratory facilities, and our business faces the same risks as are currently prevalent in most of the United States, including the risks that employees could contract COVID-19 which could result in a disruption in our ability to continue to provide testing services. Although we take what we believe are reasonable precautions to prevent the spread of COVID-19 within our facilities and among our employees, we cannot provide assurance that we will not suffer from an exposure to the SARS-CoV-2 virus that would require a temporary closure of our laboratory facilities, which would materially adversely affect our operations and financial results. In addition, the responses of the federal, international, state and regional governments to the pandemic, including the shelter in place orders and the allocation of healthcare resources to treating those infected with the virus, has caused and may continue to cause a significant decline in sales of our non-COVID-19 tests. Other adverse effects of the pandemic on our business could include disruptions or restrictions on our employees’ ability to travel, as well as temporary closures of the facilities of our suppliers, third party service providers or customers, which could impact our test volume and results of operations. In addition, a significant outbreak of contagious disease in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our tests and impact our results of operations.

We rely on a limited number of suppliers and, in some cases, a sole supplier, for certain of our laboratory substances, equipment and other materials, and any delays or difficulties securing these materials could disrupt our laboratory operations and materially harm our business.

We rely on a limited number of suppliers for certain of our laboratory substances, including reagents, as well as for the sequencers and various other equipment and materials we use in our laboratory operations. In particular, we rely on Illumina, Inc. as the sole supplier of the next generation sequencers and associated reagents we use to perform our genetic tests and as the sole provider of maintenance and repair services for these sequencers. We do not have long-term agreements with most of our suppliers and, as a result, they could cease supplying these materials and equipment to us at any time due to an inability to reach agreement with us on supply terms, disruptions in their operations, a determination to pursue other activities or lines of business or for other reasons, or they could fail to provide us with sufficient quantities of materials that meet our specifications. These suppliers may also themselves be affected by the COVID-19 pandemic or its related effects on the global supply chain. Transitioning to a new supplier or locating a temporary substitute, if any are available, would be time-consuming and expensive, could result in interruptions in or otherwise affect the performance specifications of our laboratory operations or could require that we revalidate our tests. In addition, the use of equipment or materials provided by a replacement supplier could require us to alter our laboratory operations and procedures. Moreover, we believe there are currently only a few manufacturers that are capable of supplying and servicing some of the equipment and other materials necessary for our laboratory operations, including sequencers and various associated reagents. As a result, replacement equipment and materials that meet our quality control and performance requirements may not be available on reasonable terms, in a timely manner or at all. If we encounter delays or difficulties securing, reconfiguring or revalidating the equipment, reagents and other materials we require for our tests, including as a result of the COVID-19 pandemic, our operations could be materially disrupted and our business, financial condition, results of operations and reputation could be adversely affected.

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

In the ordinary course of our business, we generate, collect and store sensitive data, including PHI, personally identifiable information, intellectual property and proprietary and other business-critical information, such as research and development data, commercial data and other business and financial information. We manage and maintain the data we generate, collect and store utilizing a combination of on-site systems and managed data center systems. We also communicate sensitive patient data when we deliver reports summarizing test results to our customers, which we deliver via our online encrypted web portal, encrypted email or fax or overnight courier. We face a number of risks related to protecting this information, including loss of access, unauthorized modification or inappropriate disclosure.

The secure processing, storage, maintenance and transmission of this information is vital to our operations and business strategy, and we devote significant resources to protecting the confidentiality and integrity of this information. Although we have implemented security measures and other controls designed to protect sensitive information from unauthorized access, use or disclosure, our information technology and infrastructure could fail, be inadequate or vulnerable to attacks by hackers or viruses or be breached due to employee error, malfeasance or other disruptions. A breach or interruption could compromise our information systems and the information we store could be accessed by unauthorized parties, manipulated, publicly disclosed, lost, or stolen. Any such unauthorized access, manipulation, disclosure or other loss of information could result in legal claims or proceedings and could result in liability or penalties under federal, state or foreign laws that protect the privacy of personal information, discussed below under “—We are subject to broad legal requirements regarding the information we test and analyze, and any failure to comply with these requirements could result in harsh penalties, damage our reputation and materially harm our business.” Additionally, unauthorized access, manipulation, loss, or dissemination could significantly damage our reputation and disrupt our operations, including our ability to perform our tests, analyze and provide test results, bill customers or other payors, process claims for reimbursement, provide customer service, conduct research and development activities, collect, process, and prepare company financial information, conduct education and outreach activities and manage the administrative aspects of our operations, as described further below under “—We depend on our information technology systems and any failure of these systems, due to hardware or software malfunctions, delays in operation, failures to implement new or enhanced systems or cybersecurity breaches, could harm our business.” The occurrence of any of these risks could materially adversely affect our business.

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

Any inability to obtain additional capital when needed and on acceptable terms may limit our ability to execute our business plans, and our liquidity needs could be materially affected by market fluctuations and general economic conditions.

We expect our capital expenditures and operating expenses to increase over the next several years as we seek to expand our infrastructure, sales and marketing and other commercial operations and research and development activities. As of December 31, 2020, we had cash and cash equivalents of approximately $87.4 million. We maintain our cash, cash equivalents and short-term marketable securities with high quality, accredited financial institutions. However, these accounts may exceed federally insured limits, and, while we believe the Company is not exposed to significant credit risk due to the financial strength of these depository institutions, the failure or collapse of one or more of these depository institutions could materially adversely affect our ability to recover these assets. We may seek to fund future cash needs through securities offerings, credit facilities or other debt financings, asset sales or collaborations or licensing arrangements. Additional funding may not be available to us when needed, on acceptable terms or at all. For example, the COVID-19 pandemic has recently caused extreme disruption and volatility in the global capital markets, which could reduce our ability to access capital and/or adversely affect the stability of the depository institutions maintaining our assets.

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

U.S. federal income tax reform could adversely affect us.

New legislation or regulation which could affect our tax burden could be enacted by any governmental authority. We cannot predict the timing or extent of such tax-related developments which could have a negative impact on our financial results. U.S. federal legislation affecting the tax laws was enacted in December 2017 (the TCJA); and twice in March 2020, first in the Families First Coronavirus Response Act and again in the CARES Act. We cannot estimate how the changes in tax law from this legislation will affect our tax liability in future years.

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

Information technology and telecommunications systems are vulnerable to disruption and damage from a variety of sources, including power outages and other telecommunications or network failures, natural disasters, and the outbreak of war or acts of terrorism. Breaches resulting in the compromise, disruption, degradation, manipulation, loss, theft, destruction, or unauthorized disclosure of sensitive information, can occur in a variety of ways, including but not limited to, negligent or wrongful conduct by employees or former employees or others with permitted access to our information technology systems and information, or wrongful conduct by hackers, competitors, or certain governments. Our third-party vendors and business partners face similar risks. Moreover, despite network security and back-up measures, our servers and other electronic systems are potentially vulnerable to cybersecurity breaches, such as physical or electronic break-ins, computer viruses, ransomware attacks, phishing schemes, and similar disruptive events. Despite the precautionary measures we have taken to detect and prevent or solve problems that could affect our information technology and telecommunications systems, there may be significant downtime or failures of these systems or those used by our third-party service providers. There can be no assurance that we will promptly detect and/or intercept any such disruption or security breach, if at all. Any such downtime or failure could prevent us from conducting tests, preparing and providing reports to customers, billing payors, responding to customer inquiries, conducting research and development activities, maintaining our financial and disclosure controls and other reporting functions and managing the administrative aspects of our business. Moreover, any such downtime or failure could force us to transfer data collection operations to an alternate provider of server-hosting services, which could involve significant costs and result in further delays in our ability to conduct tests, deliver reports to our customers and otherwise manage our operations. Further, although we carry property, business interruption and cyber lability insurance, the coverage may not be adequate to compensate for all losses that may occur in the event of system downtime or failure. Any such disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have a material adverse effect on our business and our reputation.

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

We are required to maintain internal control over financial reporting and report any material weaknesses in these internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and annually provide a management report on these internal controls. Although we have implemented systems, processes and controls and performed this evaluation as of the end of 2020, we will need to maintain and enhance these controls if and as we grow, and we may need to hire additional personnel and devote more resources to our financial reporting function in order to do so.

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

We are an emerging growth company, as defined in the JOBS Act, and we will remain an emerging growth company until December 31, 2021. In addition, we are a smaller reporting company, as defined in applicable SEC rules, and we will remain a smaller reporting company until the market value of our common stock held by non-affiliates, or public float, equals or exceeds $250 million. When and if our public float exceeds $250 million, we may still qualify to report as a smaller reporting company provided our public float is less than $700 million and our annual revenues are less than $100 million for the year preceding the date of determination. As an emerging growth company and smaller reporting company, we are eligible for exemptions from certain reporting requirements applicable to other public companies, including, reduced financial statement and other financial disclosure requirements in registration statements and periodic reports we file, reduced disclosure obligations regarding executive compensation and, so long as we remain an emerging growth company, an exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, exemption from the requirements to hold non-binding advisory votes on executive compensation and exemption from the requirements to obtain stockholder approval for any golden parachute payments not previously approved. We have relied on many of these exemptions in periodic reports to date, and investors may find our common stock less attractive if we choose to continue to rely on these exemptions, in which case there may be a less active trading market for our common stock and our stock price may be more volatile.

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

The laws and regulations governing the marketing of diagnostic products are evolving, extremely complex and in many instances, there are no significant regulatory or judicial interpretations of these laws and regulations. Pursuant to its authority under the federal FDC Act, the FDA has jurisdiction over medical devices, including in vitro diagnostics and, therefore, potentially our clinical laboratory tests. Among other things, pursuant to the FDC Act and its implementing regulations, the FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, premarket clearance or approval, marketing and promotion, and sales and distribution of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In addition, the FDA regulates the import and export of medical devices.

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

On August 19, 2020, the HHS, published a policy announcement that FDA must go through the formal notice-and-comment rulemaking process before requiring pre-market review of LDTs rather than making such changes through guidance documents, compliance manuals, or other informal policy statements. However, laboratories may still voluntarily submit LDTs to the FDA for pre-market review. Although the ultimate impact of HHS’s policy statement on FDA’s plans for regulating LDTs and its current thinking relating to such testing products is unclear, the announcement appears to confirm that laboratories may commercialize LDTs for clinical use without submitting such tests for FDA review and marketing authorization, including EUA. HHS’s policy statement does not affect proposed legislation for the regulation of LDTs, which is discussed below. It is also unclear whether the Biden Administration, which assumed control of the executive branch on January 20, 2021, would take the same position as the former administration or seek to revoke or revise the HHS policy announcement from August 2020.

In December 2018, members of Congress released a discussion draft of a possible bill to regulate in vitro clinical tests including LDTs, and provided opportunities for additional stakeholders to also provide input on the proposed reform legislation. On March 5, 2020, U.S. Representatives Diana DeGette (D-CO) and Dr. Larry Bucshon (R-IN) formally introduced the long-awaited legislation, called the VALID Act. An identical version of the bill was also introduced in the Senate and is sponsored by U.S. Senators Michael Bennet (D-CO) and Richard Burr (R-NC), demonstrating both bicameral and bipartisan support for the effort to overhaul how the FDA reviews and approves diagnostic tests going forward. The VALID Act would codify into law the term “in vitro clinical test” to create a new medical product category separate from medical devices that includes products currently regulated as in vitro diagnostics, or IVDs, as well as LDTs. The VALID Act would also create a new system for labs and hospitals to use to submit their tests electronically to the FDA for approval, which is aimed at reducing the amount of time it takes for the agency to approve such tests, and establish a new program to expedite the development of diagnostic tests that can be used to address a current unmet need for patients.

It is unclear whether the VALID Act would be passed by Congress in its current form or signed into law by President Trump. Until the FDA promulgates binding regulations through notice-and-comment rulemaking regarding LDTs, or the VALID Act or other legislation is passed reforming the federal government’s regulation of LDTs, it is unknown how the FDA may regulate our tests in the future and what testing and data may be required to support any required clearance or approval.

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

In addition, while we qualify all materials used in our products in accordance with the regulations and guidelines of CLIA, the FDA could promulgate regulations or guidance documents impacting our ability to purchase materials necessary for the performance of our tests. If any of the reagents we obtain from suppliers and use in our tests are affected by future regulatory actions, our business could be adversely affected, including by increasing the cost of testing or delaying, limiting or prohibiting the purchase of reagents necessary to perform testing with our products.

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

We are subject to CLIA, a federal law that establishes quality standards for all laboratory testing and is intended to ensure the accuracy, reliability and timeliness of patient results. CLIA requires that we hold a certificate specific to the laboratory examinations we perform and that we comply with various standards with respect to personnel qualifications, facility administration, proficiency testing, quality control, quality assurance and inspections. CLIA certification is required in order for us to be eligible to bill federal and state health care programs, as well as many private third-party payors, for our tests. We have obtained CLIA certification to conduct our tests at our laboratories in Temple City, California and in Houston, Texas. To renew this certification, we are subject to survey and inspection every two years and we may be subject to additional unannounced inspections.

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

Our business is subject to federal and state laws that protect the privacy and security of personal information, including HIPAA, HITECH, and similar state laws, as well as numerous other federal, state and foreign laws, including consumer protection laws and regulations, that govern the collection, dissemination, use, access to, confidentiality and security of patient health information. In addition, new laws and regulations that further protect the privacy and security of medical records or medical information are regularly considered by federal and state governments. Further, with the recent increase in publicity regarding data breaches resulting in improper dissemination of consumer information, federal and state governments have passed or are considering laws regulating the actions that a business must take if it experiences a data breach, such as prompt disclosure to affected customers. The FTC and states’ Attorneys General have also brought enforcement actions and prosecuted some data breach cases as unfair and/or deceptive acts or practices under the FTC Act and comparable state laws. In addition to data breach notification laws, some states have enacted statutes and rules requiring businesses to reasonably protect certain types of personal information they hold or to otherwise comply with certain specified data security requirements for personal information. We intend to continue to comprehensively protect all personal information and to comply with all applicable laws regarding the protection of such information.

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

The European Union formally adopted the GDPR, in 2016, which applies to all European Union member states from May 25, 2018 and replaced the European Data Protection Directive. The GDPR introduced stringent new data protection and operational requirements in the European Union for companies that receive or process personal data of European residents, as well as substantial fines for breaches of the data protection rules. It has increased our responsibility and liability in relation to personal data that we process and we are required to maintain additional mechanisms ensuring compliance with the GDPR. The GDPR is a complex law and the regulatory guidance is still evolving, including with respect to how the GDPR should be applied in the context of clinical studies and the collection, processing, and storage of sensitive personal data, including genetic information and testing. Furthermore, many of the countries within the European Union are still in the process of drafting supplementary data protection legislation in key fields where the GDPR allows for national variation, including the fields of clinical study and other health-related information. These variations in the law may raise our costs of compliance and result in greater legal risks. On July 16, 2020, the Court of Justice of the European Union or the CJEU, issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18), called Schrems II. This decision calls into question certain data transfer mechanisms as between the European Union member states and the US. The CJEU is the highest court in Europe and the Schrems II decision heightens the burden on data importers to assess U.S. national security laws on their business, and future actions of European Union data protection authorities are difficult to predict at this early date. Consequently, there is some risk of any such data transfers from the European Union being halted by one or more European Union member states. Any contractual arrangements requiring the transfer of personal data from the European Union to us in the United States will require greater scrutiny and assessments as required under Schrems II and may have an adverse impact on cross-border transfers of personal data, or increase costs of compliance.

In addition, many states, such as California (where one of our clinical laboratories is located), have implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of patient health information and other personal information. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. In addition to the California Confidentiality of Medical Information Act, California also recently enacted the CCPA, which became effective on January 1, 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the GDPR. The CCPA establishes a new privacy framework for covered businesses in the State of California by creating an expanded definition of personal information, establishing new data privacy rights for California residents, imposing special rules on the collection of personal data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. On November 3, 2020, California voters passed the California Privacy Rights Act, or CPRA, which expands the CCPA. The CPRA will be fully effective in January of 2023 and, among other things, establishes the California Privacy Protection Agency, or CPPA, a new regulatory authority charged with administering and enforcing the CRPA and privacy rights in California. The CPPA will have the power to levy fines and bring other enforcement actions. The CPRA could impact our operations or that of our collaborators and business partners and impose new regulatory requirements and increase costs of compliance. Other states are considering expanded privacy legislation similar to the GDPR and CPRA, and several federal privacy proposals are under consideration in the current session of Congress.

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

Our industry and our operations are heavily regulated by various federal, state, local and foreign laws and regulations, and the regulatory environment in which we operate could change significantly and adversely in the future. These laws and regulations currently include, among others:

•	the HHS policy decision from August 2020 establishing that FDA does not presently have authority to oversee LDTs;
•	CLIA’s and CAP’s regulation of our laboratory activities;
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

•	the FCPA, and applicable foreign anti-bribery laws;
•	federal, state and local regulations relating to the handling and disposal of regulated medical waste, hazardous waste and biohazardous waste and workplace safety for healthcare employees;
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

The genetic testing industry is currently under a high degree of government scrutiny. The Office of Inspector General for the Department of Health and Human Services and a variety of states’ Attorneys General have issued fraud alerts regarding a variety of cancer genetic testing fraud schemes, and the Department of Justice has announced indictments in such fraud schemes involving a variety of individuals and entities, including genetic testing and other laboratories, physicians who order genetic testing for a large volume of patients without treating them, and third parties who arranged for the genetic testing by approaching patients through telemarketing calls, booths at public events, health fairs, and door-to-door visits. These individuals then shared the proceeds received from Medicare, TRICARE, and other third-party payors. This increased regulatory scrutiny could decrease demand for our testing services or increase our costs of regulatory compliance, either of which could have a material adverse effect on our business.

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

The ACA made a number of substantial changes to the way healthcare is financed both by governmental and private payors. The ACA also introduced mechanisms to reduce the per capita rate of growth in Medicare spending if expenditures exceed certain targets. Any such reductions could affect reimbursement payments for our tests. The ACA also contains a number of other provisions, including provisions governing enrollment in federal and state healthcare programs, reimbursement matters and fraud and abuse, which we expect will impact our industry and our operations in ways that we cannot currently predict.

In April 2014, Congress passed PAMA, which included substantial changes to the way in which clinical laboratory services will be paid under Medicare. Under PAMA, certain clinical laboratories are required to periodically report to CMS private payor payment rates and volumes for their tests. Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. Further, effective January 1, 2018, under PAMA, Medicare reimbursement for diagnostic tests will be based on the weighted-median of the payments made by private payors for these tests, rendering private payor payment levels even more significant. As a result, future Medicare payments may fluctuate more often and become subject to the willingness of private payors to recognize the value of diagnostic tests generally and any given test individually. The impact of this new payment system on rates for our tests, including any current or future tests we may develop, is uncertain.

On December 20, 2019, President Trump signed the Further Consolidated Appropriations Act, which included the LAB Act. The LAB Act delayed by one year the reporting of payment data under PAMA for CDLTs that are not ADLTs until the first quarter of 2021. The CARES Act, which was signed into law on March 27, 2020, delayed the reporting period by an additional year, until the first quarter of 2022. As a result, Medicare payment rates determined by data reported in 2017 will continue through December 31, 2022.

In addition, under PAMA, as amended by the LAB Act, any reduction to a particular payment rate resulting from the new methodology is limited to 10% per test per year in 2020 and to 15% per test per year in each of the years 2021 through 2023. The CARES Act delayed the 15% cut scheduled to take effect on January 1, 2021, for one year.

We cannot predict whether or when these or other recently enacted healthcare initiatives will be implemented at the federal or state level or how any such legislation or regulation may affect us. For instance, the payment reductions imposed by the ACA and the changes to reimbursement amounts paid by Medicare for tests such as ours based on the procedure set forth in PAMA, could limit the prices we will be able to charge or the amount of available reimbursement for our tests, which would reduce our revenue. Additionally, these healthcare policy changes could be amended or additional healthcare initiatives could be implemented in the future. For instance, there is uncertainty regarding the continued effect of the ACA in its current form and in light of the policies of the certain members of Congress, who have threatened to repeal, replace or change the ACA. During his term in office, President Trump signed Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Although Congress has not passed comprehensive repeal legislation, at least two bills affecting the implementation of certain taxes under the ACA have been signed into law. For example, the Tax Cuts and Jobs Act of 2017 repealed the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In December 2019, the Fifth Circuit Court of Appeals upheld a district court’s finding that the individual mandate in the ACA is unconstitutional following removal of the penalty provision from the law. However, the Fifth Circuit reversed and remanded the case to the district court to determine if other reforms enacted as part of the ACA but not specifically related to the individual mandate or health insurance could be severed from the rest of the ACA so as not to have the law declared invalid in its entirety. On March 2, 2020, the Supreme Court granted the petitions for writs of certiorari to review this case and allocated one hour for oral arguments, which occurred on November 10, 2020. A decision from the Supreme Court is expected to be issued in spring 2021. It is unclear how this litigation and other efforts to repeal and replace the ACA will affect the implementation of that law and our business. However, the new Democrat-led presidential administration has been taking steps to strengthen the ACA and the 117th Congress is not expected to have the same interest in repealing the law, in part due to the healthcare economic impacts of the ongoing COVID-19 pandemic on many subsets of the U.S. population. Following his inauguration on January 20, 2021, President Biden also took immediate steps to order a regulatory freeze on all pending substantive executive actions taken by the previous administration, in order to permit incoming department and agency heads to review whether questions of fact, policy, and law may be implicated and to determine how to proceed.

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

Furthermore, the genetic testing industry as a whole is a growing industry and regulatory agencies such as HHS or FDA may apply heightened scrutiny to new developments in the field, or the U.S. Congress may do so. Since 2017, Congress has been working on legislation to create an LDT and IVD regulatory framework that would be separate and distinct from the existing medical device regulatory framework. On March 5, 2020, U.S. Representatives Diana DeGette (D-CO) and Dr. Larry Bucshon (R-IN) formally introduced the VALID Act in the House and an identical version of the bill was introduced in the U.S. Senate by Senators Michael Bennet (D-CO) and Richard Burr (R-NC). As anticipated from a discussion draft of the legislation released for stakeholder comment in December 2018, the VALID Act would codify into law the term “in vitro clinical test” to create a new medical product category separate from medical devices, and bring all such products within the scope of FDA’s oversight. It is unclear whether the VALID Act would be passed by Congress in its current form or signed into law by President Trump.

In addition, there has been a recent trend of increased U.S. federal and state regulation, scrutiny and enforcement relating to payments made to referral sources, which are governed by laws and regulations including the Stark law, the federal Anti-Kickback Statute, the federal False Claims Act, as well as state equivalents of such laws. For example, EKRA, was passed in October 2018 as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act. Similar to the federal Anti-Kickback Statute, EKRA imposes criminal penalties for knowing or willful payment or offer, or solicitation or receipt, of any remuneration, whether directly or indirectly, overtly or covertly, in cash or in kind, in exchange for the referral or inducement of laboratory testing (among other health care services) unless a specific exception applies. However, unlike the federal Anti-Kickback Statute, EKRA is not limited to services covered by federal or state health care programs but applies more broadly to services covered by “health care benefit programs,” including commercial insurers. Additionally, because EKRA’s exceptions are not identical to the federal Anti-Kickback Statute’s safe harbors, compliance with a federal Anti-Kickback Statute safe harbor does not guarantee protection under EKRA. As currently drafted, EKRA potentially expands the universe of arrangements that could be subject to government enforcement under federal fraud and abuse laws. Because EKRA is a new law, there is no agency guidance or court precedent to indicate how and to what extent it will be applied and enforced. We cannot assure you that our relationships with physicians, sales representatives, hospitals, customers, or any other party will not be subject to scrutiny or will survive regulatory challenge under such laws. If imposed for any reason, sanctions under the EKRA could have a negative effect on our business.

Marketing of our COVID-19 tests under the EUA from FDA is subject to certain limitations and we are required to maintain compliance with the terms of the EUA, among other things, and the continuance of our EUA is subject to government discretion.

Since March 2020, we have commercially launched several molecular tests for the detection of SARS-CoV-2, the virus that causes COVID-19, including NGS and RT-PCR-based tests as well as related antibody testing options. In May 2020, we were granted an EUA for our RT-PCR-based test for the detection of SARS-CoV-2 using upper and lower respiratory specimens (nasal, nasopharyngeal, and oropharyngeal swabs). In June 2020, we received an amendment to the EUA to add our at-home testing solution for COVID-19 through Picture Genetics.

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

However, on August 19, 2020, HHS published a policy announcement that FDA must go through the formal notice-and-comment rulemaking process before requiring pre-market review (including emergency use authorization) of LDTs rather than making such changes through guidance documents, compliance manuals, or other informal policy statements. Based on HHS’s policy announcement, which specifically states that LDT developers are not required to obtain an EUA or other marketing authorization from FDA prior to commercialization, we believe we may continue to market our COVID-19 tests even if our EUA is terminated or revoked. FDA may seek to establish a new regulation through notice-and-comment rulemaking requiring pre-market review and authorization of LDTs, and if that were to occur and if our EUA is either terminated or revoked, then in order to continue marketing our COVID-19 tests, we could be required to obtain the necessary regulatory clearances or approvals and be subject to the full and usual regulatory obligations. It is currently unclear whether the Biden Administration, which assumed control of the executive branch on January 20, 2021, would take the same position as the former administration or seek to revoke or revise the HHS policy announcement from August 2020.

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

If we were deemed to be an investment company under the Investment Company Act of 1940, as amended, or the 1940 Act, applicable restrictions could make it impractical for us to continue our business as currently conducted and could have a material adverse effect on our business, financial condition and results of operations.

Under the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act, and we intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as it is currently being conducted and could have a material adverse effect on our business, financial condition and results of operations.

Our partnerships in China subject us to risks and uncertainties relating to the laws and regulations of China and the changes in relations between the United States and China.

Under its current leadership, the government of China has been pursuing economic reform policies, including by encouraging foreign trade and investment. However, there is no assurance that the Chinese government will continue to pursue such policies, that such policies will be successfully implemented, that such policies will not be significantly altered, or that such policies will be beneficial to our partnerships in China. China’s system of laws can be unpredictable, especially with respect to foreign investment and foreign trade. The United States government has called for substantial changes to foreign trade policy with China and has raised, and has proposed to further raise in the future, tariffs on several Chinese goods. China has retaliated with increased tariffs on United States goods. Moreover, China’s legislature has recently adopted a national security law to substantially change the way Hong Kong has been governed since the territory was handed over by the United Kingdom to China in 1997. This law increases the power of the central government in Beijing over Hong Kong, limits the civil liberties of residents of Hong Kong and could restrict the ability of businesses in Hong Kong to continue to conduct business or to continue to with business as previously conducted. The U.S. State Department has indicated that the United States no longer considers Hong Kong to have significant autonomy from China. The U.S. State Department has recently enacted sanctions related to China’s governing of Hong Kong. Any further changes in United States trade policy could trigger retaliatory actions by affected countries, including China, resulting in trade wars. Any regulatory changes and changes in United States and China relations may have a material adverse effect on our partnerships in China which could materially harm our business and financial condition.

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

We could be adversely affected by alleged violations of the FTC Act or other truth-in-advertising and consumer protection laws.

Our advertising for laboratory services and tests is subject to federal truth-in-advertising laws enforced by the FTC, as well as comparable state consumer protection laws. Under the FTC Act, the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, injunctions affecting the manner in which we would be able to market services or products in the future, or criminal prosecution. In conjunction with the recent launch of our Picture Genetics line of at-home genetic test offerings that are initiated consumers, we plan to increase our advertising activities that would be subject to these federal and state truth-in-advertising laws. Any actual or perceived non-compliance with those laws could lead to an investigation by the FTC or a comparable state agency, or could lead to allegations of misleading advertising by private plaintiffs. Any such action against us would disrupt our business operations, cause damage to our reputation, and result in a material adverse effects on our business.

Intellectual Property Risks

We primarily rely on trade secret protection, non-disclosure agreements and invention assignment agreements to protect our proprietary information, which may not be effective.

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

From time to time, the Supreme Court, other federal courts, the U.S. Congress or the U.S. Patent and Trademark Office, or USPTO, may change the standards of patentability, and any such changes could have a negative impact on our business.

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

An active trading market for our common stock may not be sustained. Further, Mr. Hsieh, our founder, Chief Executive Officer and Chairman of our board of directors, beneficially owns 28% of our outstanding voting equity as of December 31, 2020. As a result, fewer shares are actively traded in the public market, which reduces the liquidity of our common stock. The lack of an active trading market could impair our stockholders’ ability to sell their shares at the desired time or at a price considered reasonable. Further, an inactive trading market may impair our ability to raise capital by selling shares of our common stock in the future, and may impair our ability to enter into strategic relationships or acquire companies or technologies using shares of our common stock as consideration.

Our common stock is listed on the Nasdaq Global Market, or Nasdaq, under the symbol “FLGT.” If we fail to satisfy the continued listing standards of Nasdaq, however, we could be de-listed, which would negatively impact the price and liquidity of our common stock.

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

Our executive officers, directors, beneficial owners of 5% or more of our outstanding voting equity and their respective affiliates collectively beneficially owns approximately 32% of our outstanding voting equity as of December 31, 2020, and of this, Mr. Hsieh, our founder, Chief Executive Officer and Chairman of our board of directors, by himself beneficially owns 28% of our outstanding voting equity as of December 31, 2020. As a result, these stockholders have the ability to control matters submitted to our stockholders for approval, including elections of directors, amendments to our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers to acquire our common stock that some of our stockholders feel are in their best interests, as the interests of these stockholders may not coincide with the interests of our other stockholders and they may act in a manner that advances their best interests and not necessarily those of all of our stockholders. Further, this concentration of ownership could adversely affect the prevailing market price for our common stock.

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

To raise capital or for other strategic purposes, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. In addition, in November 2020 we entered into an Equity Distribution Agreement, or the November 2020 Equity Distribution Agreement, with Piper Sandler & Co. (f/k/a Piper Jaffray & Co.), or Piper, Oppenheimer & Co. Inc., and BTIG LLC, as sales agents, pursuant to which we may, from time to time, sell through Piper as our sales agent shares of our common stock with an aggregate purchase price of up to $175.0 million. During the year ended December 31, 2020, we sold an aggregate of 2.0 million shares of our common stock pursuant to the November 2020 Equity Distribution Agreement at a weighted-average net selling price of $48.70 per share. We also may issue common stock or grant other equity awards for compensatory purposes under our equity incentive plan. If we issue common stock, convertible securities or other equity securities, including shares pursuant to the November 2020 Equity Distribution Agreement or equity awards under our equity incentive plan, our then-existing stockholders could be materially diluted by such issuances and, if we otherwise issue preferred stock, new investors could gain rights, preferences and privileges senior to the holders of our common stock, any of which could cause the price of our common stock to decline.

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

Our certificate of incorporation and bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that our stockholders may deem advantageous. These provisions, among other things:

•	authorize our board of directors to issue, without further action by our stockholders, up to 1.0 million shares of undesignated or “blank check” preferred stock;
•	prohibit stockholder action by written consent, thus requiring all stockholder actions to be taken at a duly noticed and held meeting of our stockholders;

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

Pursuant to our certificate of incorporation, our board of directors is authorized to issue up to 1.0 million shares of preferred stock without any action by our stockholders. Our board of directors also has the power, without stockholder approval, to set the terms of any series of preferred stock that may be issued, among others, including voting rights, dividend rights and preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up. If we issue preferred stock in the future that has preferences over our common stock with respect to payment of dividends or upon a liquidation, dissolution or winding up, or if we issue preferred stock that is convertible into our common stock at greater than a one-to-one ratio, the voting and other rights of the holders of our common stock and the market price of our common stock could be adversely affected.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters and laboratory operations are located in Temple City, California, where we lease and occupy approximately 12,000 square feet of office and laboratory space under leases that will expire in January 2023. We use these facilities for laboratory testing and management activities and certain research and development, administrative and other functions.

We have another CLIA-certified laboratory located in Houston, Texas, where we lease and occupy approximately 12,000 square feet under a lease that will expire in November 2023. We use these facilities for laboratory testing and certain administrative and other functions.

In 2020, the Company purchased a real property located at 4399-4401 Santa Anita Avenue, El Monte, California, or the Property, from 4401 Santa Anita Corporation, a California corporation, or the Seller. The Company paid an aggregate of $15.4 million in exchange for the Property which consists of approximately 61,612 total square feet of building situated on 2.6 acres of land. We believe our existing facilities are adequate for our current and expected near-term needs and additional space would be available on commercially reasonable terms if required.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On September 29, 2016, our common stock was listed for trading on Nasdaq under the symbol “FLGT.” There was no public market for our common stock prior to September 29, 2016.

Holders of Common Stock

As of March 1, 2021, there were 9 holders of record of our common stock, plus an indeterminate number of additional stockholders whose shares of our common stock are held on their behalf by brokerage firms or other agents.

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

Use of Proceeds from Registered Securities

On October 4, 2016, we completed the initial public offering of our common stock, or the IPO, pursuant to an Underwriting Agreement with Credit Suisse Securities (USA) LLC and Piper, as the representatives of the several underwriters, in which we issued and sold an aggregate of 4.8 million shares of common stock (including 630,000 shares issued and sold on October 7, 2016 pursuant to the underwriters’ exercise in full of their option to purchase additional shares) at a public offering price of $9.00 per share. We received net proceeds of approximately $36.0 million, after deducting underwriting discounts and commissions and offering expenses paid or payable by us of approximately $4.4 million. The shares issued and sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-213469), as amended, and the final prospectus dated September 28, 2016 included in such registration statement, or the Prospectus.

To date, we have used $28.8 million of the net proceeds from the IPO, of which, $4.5 million was used for contributions to our joint venture, FF Gene Biotech in partial satisfaction of our contribution obligations under the joint venture cooperation agreement, and $24.3 million was used to fund the Company’s operation. All other net proceeds from the IPO are invested in investment-grade, interest-bearing securities, such as money market accounts, certificates of deposit, commercial paper and guaranteed obligations of the U.S. government. There has been no material change in the planned use of proceeds from the IPO from that described in the Prospectus.

On August 30, 2019, we entered into an Equity Distribution Agreement, or the 2019 Equity Distribution Agreement, with Piper as sales agent, which was amended on August 4, 2020. During the year ended December 31, 2019, we sold an aggregate of 104,000 shares of our common stock pursuant to the 2019 Equity Distribution Agreement at a weighted-average net selling price of $9.37 per share, which resulted in $979,000 of net proceeds to the Company. During the year ended December 31, 2020, we sold an aggregate of 1.1 million shares of our common stock pursuant to the 2019 Equity Distribution Agreement at a weighted-average net selling price of $38.50 per share, which resulted in $42.7 million of net proceeds to the Company. Shares sold under the Equity Distribution Agreement were offered and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-233227) filed with the SEC on August 12, 2019 and declared effective on August 23, 2019, and prospectus supplements and accompanying base prospectus filed with the SEC on August 30, 2019, May 6, 2020 and August 5, 2020. There has been no material change in the planned use of proceeds as described in the prospectus supplements and accompanying base prospectus.

On November 13, 2019, we entered into a purchase agreement with Piper, as representative of the several underwriters, pursuant to which we sold 2,673,750 shares of our common stock at a price of $10.51875 per share, with a public offering price of $11.25 per share. We received net proceeds of approximately $27.6 million, after deducting underwriting discounts and commissions and offering expenses paid or payable by us of approximately $2.4 million. The shares issued and sold in the underwritten offering were registered under the Securities Act and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-233227), and a prospectus supplement and accompanying base prospectus filed with the SEC on November 13, 2019. There has been no material change in the planned use of proceeds as described in the prospectus supplement and accompanying base prospectus.

On September 25, 2020, we entered into an Equity Distribution Agreement, or the September 2020 Equity Distribution Agreement, with Piper as sales agent, pursuant to which we sold 2.8 million shares of our common stock pursuant to the 2020 Equity Distribution Agreement at a weighted-average net selling price of $42.90 per share, which resulted in $122.1 million of net proceeds to the Company. Shares sold under the September 2020 Equity Distribution Agreement were offered and sold pursuant to the Company’s registration statement on Form S-3 (File No. 333-239964) filed with the SEC on July 21, 2020, as amended on August 5, 2020, and declared effective on August 12, 2020, and a prospectus supplement and accompanying base prospectus filed with the SEC on September 25, 2020. There has been no material change in the planned use of proceeds as described in the prospectus supplement and accompanying base prospectus.

On November 20, 2020, we entered into the November 2020 Equity Distribution Agreement, with Piper, Oppenheimer & Co. Inc., and BTIG LLC, as sales agents, pursuant to which we may offer and sell, from time to time through Piper, shares of our common stock having an aggregate offering price of up to $175.0 million. Piper may receive a commission of up to 3% of the gross proceeds received by the Company for sales pursuant to the November 2020 Equity Distribution Agreement. During the year ended December 31, 2020, the Company sold an aggregate of 2.0 million shares of our common stock pursuant to the November 2020 Equity Distribution Agreement at a weighted-average net selling price of $48.70 per share, which resulted in $99.1 million of net proceeds to the Company. Shares sold under the November 2020 Equity Distribution Agreement were offered and sold pursuant to the Company’s registration statement on Form S-3 (File No. 333-239964) filed with the SEC on July 21, 2020, as amended on August 5, 2020, and declared effective on August 12, 2020, and a prospectus supplement and accompanying base prospectus filed with the SEC on November 20, 2020. There has been no material change in the planned use of proceeds as described in the prospectus supplement and accompanying base prospectus.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in this report.

Forward-Looking Statements

The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Forward-looking statements are statements other than historical facts and relate to future events or circumstances or our future performance, and they are based on our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. The forward-looking statements in this discussion and analysis include statements about, among other things, our future financial and operating performance, our future cash flows and liquidity and our growth strategies, as well as anticipated trends in our business and industry. These forward-looking statements are subject to a number of risks and uncertainties, including, among others, those described under “Item 1A. Risk Factors” in Part I of this report. Moreover, we operate in a competitive and rapidly evolving industry and new risks emerge from time to time. It is not possible for us to predict all of the risks we may face, nor can we assess the impact of all factors on our business or the extent to which any factor or combination of factors could cause actual results to differ from our expectations. In light of these risks and uncertainties, the forward-looking events and circumstances described in this discussion and analysis may not occur, and actual results could differ materially and adversely from those described in or implied by any forward-looking statements we make. Although we have based our forward-looking statements on assumptions and expectations we believe are reasonable, we cannot guarantee future results, levels of activity, performance or achievements or other future events. As a result, forward-looking statements should not be relied on or viewed as predictions of future events, and this discussion and analysis should be read with the understanding that actual future results, levels of activity, performance and achievements may be materially different than our current expectations. The forward-looking statements in this discussion and analysis speak only as of the date of this report, and except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

Overview

Fulgent is a technology company offering comprehensive genetic testing and providing physicians with clinically actionable diagnostic information they can use to improve the quality of patient care. We have developed a proprietary technology platform that allows us to offer a broad and flexible test menu and continually expand and improve our proprietary genetic reference library, while maintaining accessible pricing, high accuracy and competitive turnaround times. Combining NGS with our technology platform, we perform full-gene sequencing with deletion/duplication analysis in single-gene tests; pre-established, multi-gene, disease-specific panels; and customized panels that can be tailored to meet specific customer needs. We believe our test menu offers more genes for testing than our competitors in today’s market, which enables us to provide expansive options for test customization and clinically actionable results. After launching our first commercial genetic tests in 2013, we have expanded our test menu to include more than 18,000 single-gene tests and more than 900 panels that collectively test for more than 5,700 genetic conditions, including various cancers, cardiovascular diseases, neurological disorders and pediatric conditions. A cornerstone of our business is our ability to provide expansive options and flexibility for all clients’ unique genetic testing needs.

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

Since March 2020, we have also commercially launched several tests for the detection of SARS-CoV-2, the virus that causes COVID-19, including NGS and RT-PCR-based tests. To date, we have processed orders for our COVID-19 tests from a variety of customers, including governmental bodies, municipalities, and large corporations.

We have experienced rapid volume growth since our commercial launch, with 4.4 million billable tests delivered in 2020, compared to 59,000 billable tests delivered in 2019, and an aggregate of over 4.5 million billable tests delivered to over 1,300 customers from inception through December 31, 2020.

We offer tests at competitive prices, averaging approximately $96 per billable test delivered in 2020, and at a lower cost to us than many of our competitors, averaging approximately $20 per billable test delivered in 2020. Our volume has grown rapidly since our commercial launch, with 4.4 million billable tests delivered in 2020, 59,000 billable tests delivered in 2019, and an aggregate of over 4.5 million billable tests delivered to over 1,300 customers from inception through December 31, 2020. We have experienced compound quarterly growth of 137.2% in the number of billable tests delivered in our last eight completed fiscal quarters. We recorded revenue and income from operations of $421.7 million and $214.3 million, respectively, in 2020, compared to revenue and loss from operations of $32.5 million and $411,000, respectively, in 2019. We achieved profitability in the first quarter of 2017, and in the second and the third quarter of 2019, and the second, third and fourth quarters of 2020, but we have recorded losses in all other periods since our inception.

2020 Developments

Launch of COVID-19 Tests

Since March 2020, we have commercially launched several COVID-19 tests, for the detection of SARS-CoV-2, the virus that causes COVID-19, including NGS and RT-PCR-based tests. We have received an EUA from the FDA for the RT-PCR-based tests for the detection of SARS-CoV-2 using upper respiratory specimens (nasal, nasopharyngeal, and oropharyngeal swabs) and for our at-home COVID-19 testing service through Picture Genetics. Our at-home testing service for COVID-19 and RT-PCR-based tests have been granted an EUA by the FDA only for the detection of nucleic acid from SARS-CoV-2, not for any other viruses or pathogens. We are currently accepting patient samples directly to our BSL-2 certified laboratories in Temple City, California and Houston, Texas where we have the capacity to accept and process thousands of samples per day with a typical turn-around time of 24-48 hours from the time the sample was received and accepted. To date, we have processed orders for our COVID-19 tests from a variety of customers, including governmental bodies, municipalities, and large corporations.

2019 Developments

Partnered with Parkinson’s Foundation on Launch of Genetic Testing Initiative for People with Parkinson’s Disease

In 2019, we partnered with the Parkinson’s Foundation on a new genetic testing initiative for individuals living with Parkinson’s Disease. The nation-wide initiative, called PD GENEration: Mapping the Future of Parkinson’s Disease, provides genetic testing for clinically relevant Parkinson’s-related genes for eligible individuals. The initiative is offered through the Parkinson’s Foundation Centers of Excellence network and Parkinson Study Group sites, and it leverages our next generation genetic testing technology. As part of the collaboration agreement, we are compensated for processing, sequencing, and storing each DNA sample for patients participating in the initiative. Also supporting this initiative are Indiana University School of Medicine, providing genetic counseling for tested individuals; University of Florida CTSI Data Coordinating Center, assisting with secure data storage; and University of Rochester’s Clinical Trials Coordination Center. In collaboration with these partners, we have leveraged the flexibility of our broad testing catalog to select and develop a targeted list of seven genes relevant to Parkinson’s patients and clinicians: GBA, LRRK2, SNCA, PRKN, PARK7, VPS35, and PINK1. We analyze and generate clinical reports for these target genes, and the findings are made available to the treating physicians and future researchers

Genetic testing can help determine whether an individual’s genetic makeup indicates a potential genetic cause for Parkinson’s disease. This knowledge can assist patients and physicians in better understanding each case and can help to identify whether a patient qualifies for enrollment in certain clinical trials. Participants will also be able to better understand their genetic test results through free genetic counseling provided by Indiana University and on-site clinicians. Raw data accumulated through the initiative will be captured for future research by scientists to develop improved treatments and precision medicine options for Parkinson’s Disease.

Launched Picture Genetics, a Patient-Initiated Genetic Testing Offering

In 2019, we launched our first patient-initiated genetic testing offering, a new line of at-home screening tests that combines our advanced NGS solutions with actionable results and genetic counseling options for patients. Patients order test kits online, complete a sample collection at home and return the kits for our processing and analysis. Patients receive results that have been reviewed by an independent external physician, as well as genetic counseling support to help them better understand their screening results. We have partnered with PWNHealth, an independent provider network, for physician review and genetic counseling. Picture Genetics offers three distinct at-home test options: Picture Parenting, Picture Newborn, and Picture Wellness. Picture Parenting is a carrier screening test that gives prospective parents better insight into their status as carriers of variants in 30 different genes which could affect their children. Picture Newborn and Picture Wellness offer insight into health risks based on genetic markers. All three tests are completed at home without the need for a doctor visit or insurance.

Expanded Reproductive Testing Options Including Preimplantation Genetic Testing, or PGT

In 2019, we expanded our reproductive testing options, including Preimplantation Genetic Testing, or PGT. PGT is appropriate for anyone undergoing IVF treatment, and is especially helpful for women over 35, women who have previously experienced miscarriages, women who want to reduce the likelihood of having multiples, couples experiencing infertility (male or female), and those who have experienced IVF failure in the past. The information gained from these tests will allow for purposeful selection of chromosomally normal embryos for implantation which will expand the prospects of a successful IVF treatment and a healthy pregnancy.

COVID-19 Considerations

The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. We are closely monitoring the impact of COVID-19 on all aspects of our business, including its impact on our customers, suppliers, third-party service providers, and our employees. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and its variants, the actions taken to contain it or treat it and the economic impact on local, regional, national and international markets and supply chains.

During the year ended December 31, 2020, and for the entirety of the COVID-19 pandemic to such point, we continued to operate as an essential business in response to COVID-19. In year ended December 31, 2020, the COVID-19 pandemic did not have a negative impact on our consolidated operating results. Since the outbreak of the current COVID-19 pandemic there has been strong demand for accurate COVID-19 testing with rapid turn-around times as private businesses, municipalities and healthcare providers began to increasingly rely on diagnostic testing to continue operations and as a tool to aide containment efforts, and as result we have recognized significant revenue growth in connection with sales of our COVID-19 tests. While the duration of the ongoing COVID-19 pandemic and continuing market for COVID-19 diagnostic tests remains subject to a number of uncertainties, including uncertainties regarding the effectiveness of disease containment efforts, speed and effectiveness of global COVID-19 vaccine distributions, newly emerging viral variants, continuing government actions in response to the pandemic and regulatory requirements or preferences that may emerge following the pandemic, a robust market for COVID-19 diagnostic testing persists to present day. However, the responses of the federal, international, state and regional governments to the pandemic, including any shelter in place orders and the allocation of healthcare resources to treating those infected with the virus, previously caused a significant decline in the number of our traditional genetic tests ordered, which may impact our future revenues for these tests. Even after the COVID-19 outbreak has subsided, we may experience materially adverse impacts on our financial condition and results of operations. Our ability to continue to operate as currently planned, including our ability to continue to offer our COVID‑19 tests with accurate results and competitive turn-around times without any significant negative operational impact from the COVID-19 pandemic will depend in part on our, and any of our third‑party service providers’ and suppliers’ ability to protect our respective employees and supply chains. We have endeavored to follow the recommended actions of government and health authorities to protect our employees. We intend to continue to adhere to our employee safety measures to ensure that any disruptions to our operations remain minimal during the pandemic. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our, or our third-party service providers’ and suppliers’, workforce and supply chain.

The COVID-19 pandemic has not negatively impacted the Company’s liquidity position as of December 31, 2020. We have not incurred any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic as of December 31, 2020.

For additional information on risk factors related to the COVID-19 pandemic or other risks that could impact our results, please refer to “Item 1A. Risk Factors” in Part I of this Form 10-K.

Factors Affecting Our Performance

Market and Industry Trends

Genetic testing has experienced significant growth in recent years. If this growth trend continues, we believe genetic testing could become a more accepted part of standard medical care and the knowledge of a person’s unique genetic makeup could begin to play a more important role in the practice of medicine. The advent of NGS technology, a relatively new genetic testing technique that enables millions of DNA fragments to be sequenced in parallel, has dramatically lowered the cost and improved the quality of genetic testing, contributing to increased adoption generally and increased volumes for our tests.

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

Launch of 2020 COVID-19 Testing Services

We have experienced rapid volume growth since our commercial launch, with 4.4 million billable tests delivered in 2020, compared to 59,000 billable tests delivered in 2019, and an aggregate of over 4.5 million billable tests delivered to over 1,300 customers from inception through December 31, 2020. Most of the growth in our testing volume has resulted from COVID-19 tests that we conduct for certain counties and states including the County of Los Angeles and San Bernardino County. The expansion of our COVID-19 testing business has resulted in a substantial change in our business that presents important challenges to our ability to manage our rapidly expanding business, and we anticipate that this business will eventually decrease after the development and widespread deployment of an effective vaccine.

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

Mix of Customers

Through December 31, 2020, we have sold our tests to over 1,300 total customers. We consider each single billing and paying unit to be an individual customer, even though a unit may represent multiple physicians and healthcare providers ordering tests. The composition and concentration of our customer base can fluctuate from period to period, and in certain prior periods, a small number of customers has accounted for a significant portion of our revenue. Generally, we do not have long-term purchase agreements with any of our customers, including these key customers, and, as result, any or all of them could decide at any time to increase, accelerate, decrease, delay or discontinue their orders from us. Although we believe some of these fluctuations in customer demand may be attributable in part to the nature of our business, in which our customers can experience significant volatility in their testing demand from period to period in the ordinary course of their operations, these demand fluctuations, particularly for our key customers, can have a significant impact on our period-to-period performance regardless of their cause.

We currently classify our customers into three payor types: (i) Insurance, (ii) Institutional, including hospitals, medical institutions, other laboratories, governmental bodies, municipalities and large corporations or (iii) Patients who pay directly. Typically, we bill our Institutional customers for our tests and they are responsible for paying us directly and billing their patients separately or obtaining reimbursement from third-party payors in connection with a patient’s DRG. A small percentage of our customers are patients, who elect to pay for tests themselves with out-of-pocket payments after their physicians have ordered our tests.

We are making efforts to diversify our customer market, including building relationships with research institutions and other similar institutional customers, national clinical laboratories, governmental bodies, municipalities and large corporations in need of regular COVID-19 testing for large populations and various other organizations to facilitate access to physicians, practitioners and other new customer groups, including certain U.S. government agencies. We are also pursuing relationships with payors, including Medicare, some state Medicaid programs and commercial payors, in an effort to obtain coverage and reimbursement for our tests to make them accessible to more individual physicians. Generally, when we establish these new customer relationships, we agree with the applicable payor, laboratory or other customer to provide certain of our tests at negotiated rates, but, subject to limited exceptions, most of these relationships do not obligate any party to order our tests at any agreed volume or frequency or at all. Further, any relationships we may develop with any government agencies are subject to unique risks associated with government contracts, including cancellation if adequate appropriations for subsequent performance periods are not made and modification or termination at the government’s convenience without prior notice. Our efforts to pursue individual consumers under our Picture Genetics platform, new payor or institutional customers, new COVID-19 testing customers or other new customer markets could fail, and even if we are able to develop relationships with new customers in these or any other new customer groups, these relationships may not lead to meaningful or any increases in our customer base, the number of billable tests we deliver or our revenue, and may not improve our ability to achieve or sustain profitability.

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

Foreign Currency Exchange Rate Fluctuations

Some of our business to date has been from non-U.S. customers, and we may record increasing revenue levels from non-U.S. sources as we focus on growing our international customer base. These revenue sources expose us to fluctuations in our results associated with changes in foreign currency exchange rates depending on the value of the U.S. dollar compared to the foreign currencies in which we record revenue. During all periods covered by this report, we consider the estimated effect on our revenue of foreign currency exchange rate fluctuations to be immaterial; however, the impact of foreign currency exchange rate fluctuations may increase in future periods as we pursue continued international expansion.

Business Risks and Uncertainties

Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Item 1A. Risk Factors” in this report.

Financial Overview

Revenue

We generate revenue from sales of our COVID-19 tests and genetic tests. We recognize revenue upon delivery of a report to the ordering physician or other customer based on the established billing rate, less contractual and other adjustments, to arrive at the amount we expect to collect. We currently classify our customers into three payor types: (i) Insurance; (ii) Institutional, including hospitals, medical institutions, other laboratories, governmental bodies, municipalities and large corporations; and (iii) Patients who pay directly.

Cost of Revenue

Cost of revenue reflects the aggregate costs incurred in delivering test results, including sequencing as a service tests, and consists of: costs of laboratory supplies, including collection kits, personnel costs, including salaries, employee benefit costs, bonuses and equity-based compensation expenses; depreciation of laboratory equipment; amortization of leasehold improvements; and allocated overhead expenses, including rent and utilities. Costs associated with performing tests are recorded as tests are processed. We expect cost of revenue to generally increase as we increase the number of billable tests we deliver.

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

General and Administrative Expenses

General and administrative expenses include executive, finance, accounting, legal and human resources functions. These expenses consist of personnel costs, audit and legal expenses, consulting costs and allocated overhead expenses, including rent and utilities. We expense all general and administrative costs as incurred. We expect our general and administrative expenses will continue to increase in absolute dollars as we seek to continue to scale our operations. We also expect to continue to incur increased general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, and the Nasdaq Stock Market, additional insurance expenses, investor relations activities and other administrative and professional services.

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

The factors that most significantly impact our effective tax rate include the levels of net earnings and certain deductions, including those related to equity-based compensation, the effect of state income taxes, return to provision adjustments, and foreign tax rate differential. We expect that these factors could cause our consolidated effective tax rate to differ significantly from the U.S. federal income tax rate in future periods.

Results of Operations

The table below summarizes the results of our continuing operations for each of the periods presented. Historical results are not indicative of the results to be expected in the current period or any future period.

	Year Ended December 31,		$	%
	2020	2019	Change	Change
Statement of Operations Data:	(dollars and billable tests in thousands, except per billable test data)
Revenue	$421,712	$32,528	$389,184	1196%
Cost of revenue	89,807	14,107	75,700	537%
Gross profit	331,905	18,421	313,484	1702%
Operating expenses:
Research and development	11,580	6,537	5,043	77%
Selling and marketing	14,952	5,898	9,054	154%
General and administrative	15,215	6,414	8,801	137%
Total operating expenses	41,747	18,849	22,898	121%
Operating income (loss)	290,158	(428)	290,586	67894%
Interest and other income, net	1,526	837	689	82%
Income before income taxes and equity loss in investee and impairment loss	291,684	409	291,275	71216%
Provision for income taxes	72,532	43	72,489	168579%
Income before equity loss in investee and impairment loss	219,152	366	218,786	59778%
Equity loss in investee	(488)	(777)	289	37%
Impairment loss in equity-method investment	(4,354)	—	(4,354)	*
Net income (loss)	$214,310	$(411)	$214,721	52244%

Other Operating Data:
Billable tests delivered(1)	4,409	59	4,350	7373%
Average price per billable test delivered(2)	$96	$555	$(459)	(83)%
Cost per billable test delivered(3)	$20	$241	$(221)	(92)%

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

Revenue

Revenue increased $389.2 million, or 1196%, from $32.5 million in 2019 to $421.7 million in 2020. The increase in revenue between periods was primarily due to an increase in the number of billable tests delivered, primarily related to the increased orders for our COVID-19 tests, offset by a substantial decline in the average selling price per test.

The average price of the billable tests we delivered decreased $459, or 83%, from $555 in 2019 to $96 in 2020. The decrease was due to (i) lower price-points for the mix of tests we delivered in 2020, including our COVID-19 tests launched in 2020, (ii) the mix of customers ordering tests in this period, who may order tests at different rates depending on the arrangements we have negotiated with them, and (iii) our reduction of prices for certain of our tests due to general price degradation for genetic tests and other competitive factors during 2020.

Revenue from non-U.S. sources decreased $1.1 million, or 15%, from $7.5 million in 2019 to $6.4 million in 2020. The decrease in revenue from non-U.S. sources between periods were primarily due to decreased sales of our traditional genetic testing services to customers in other countries adversely affected by the COVID-19 pandemic, which decreased by $616,000 and specifically decreased sales to customers in Canada, which decreased by $520,000 in 2020.

The number of billable tests we delivered increased approximately 4.4 million, from 59,000 in 2019 to 4.4 million in 2020. The increase was primarily attributable to the expansion of our test menu, including our COVID-19 tests launched in 2020, and increases in sales to certain of our existing and new customers.

Aggregating customers that are under common control or are affiliates, two customers, the County of Los Angeles and San Bernardino County, contributed 28% and 10% of our revenue in 2020, respectively, and one customer contributed 28% of our revenue in 2019.

Cost of Revenue

Cost of revenue increased $75.7 million, or 537%, from $14.1 million in 2019 to $89.8 million in 2020. The increase was primarily due to increases of $49.9 million in reagent and supply expenses related to increased billable tests delivered, $10.6 million in consulting and outside labor expense related to increase of outside labor for production 2020, $8.1 million in personnel costs and equity-based compensation related to increased headcount and the market price of the Company’s stock, and $3.5 million in software expense related to usage of COVID-19 tests software.

Cost per billable test delivered decreased $221, or 92% from $241 in 2019 to $20 in 2020 as the increase in the number of billable tests we delivered was greater than the increase in our cost of revenue due to economies of scale related to the increased number of billable tests for the period. The greater increase in the number of billable tests we delivered was primarily attributable to new customers and our expanded test menu, including our launch of COVID-19 tests in 2020. Our cost per billable test decreased in part due to our efforts to leverage our technology, such as engineered chemistry and competitive analytics powered by artificial intelligence and machine learning.

Our gross profit increased $313.5 million, or 1702%, from $18.4 million in 2019 to $331.9 million in 2020. The increase in gross profit was primarily due to an increase in revenue between periods that exceeded the increase in cost of revenue over the same period. Our gross profit as a percentage of revenue, or gross margin, increased from 56.6% to 78.7% between periods due in part to the increase in revenue and decreases in our cost per billable test and cost of revenue described above.

Research and Development

Research and development expenses increased $5.0 million, or 77%, from $6.5 million in 2019 to $11.6 million in 2020. The increase was primarily due to increases of $3.9 million in personnel costs and equity-based compensation related to increased headcount and the market price of the Company’s stock and $758,000 in reagent and supply expenses related to increased reagent usage for COVID-19 research.

Selling and Marketing

Selling and marketing expenses increased $9.1 million, or 154%, from $5.9 million in 2019 to $15.0 million in 2020. The increase was primarily due to increases of $4.4 million in personnel costs and equity-based compensation related to increased commission expense and stock award granted to sales representative, $2.6 million in marketing supplies and shipping to potential customers including kits related to the increased number of COVID-19 tests, and $1.7 million in consulting and outside labor expense related to COVID-19 marketing projects in 2020.

General and Administrative

General and administrative expenses increased $8.8 million, or 137%, from $6.4 million in 2019 to $15.2 million in 2020. The increase was primarily due to increases of $2.6 million in personnel costs and equity-based compensation related to increased headcount and the market price of the Company’s stock, $2.8 million in software and licensing related to the increased number COVID-19 tests, $981,000 in bad debt expenses related to additional reserve for doubtful accounts in the current period, $879,000 in accounting fees, and $580,000 in other state tax.

Interest and Other Income, Net

Interest income, net was $1.5 million and $871,000 for 2020 and 2019, respectively. This income mainly related to interest received on various investments in marketable securities.

Other income (expense) was not significant for 2020 or 2019. The primary components of other income (expense) for 2020 and 2019 were rental income net of rental expenses and foreign currency valuation gains (losses).

Provision for Income Taxes

We recorded income tax of $72.5 million and $43,000 for 2020 and 2019, respectively. Our effective income tax rate was 24.9% and 10.5% of income before income taxes for 2020 and 2019, respectively. The increase in effective tax rates for 2020 relative to 2019 was primarily attributable to a significant increase in income for the year ended December 31, 2020, partially offset by a reduction in the valuation allowance on deferred tax assets and increased windfall tax deductions related to stock-based compensation. The decrease in the 2020 tax rate related to the reduction in the valuation allowance is due to management’s conclusion that, as of December 31, 2020, the allowance is generally no longer appropriate given the Company’s increase in current and forecasted future earnings, as well as other positive evidence.

See Note 11, Income Taxes, to our consolidated financial statements included in this report for more information regarding our income taxes.

Equity Loss in Investee

Equity loss in investee was $488,000 and $777,000 in 2020 and 2019, respectively, and relates to our 30% ownership interest in FF Gene Biotech.

Impairment Loss in Equity Method Investments

Impairment loss in equity-method investments was $4.4 million in the year ended December 31, 2020. Impairment loss in equity relates to our 30% ownership interest in FF Gene Biotech and 25% ownership interest in BostonMolecules.

Liquidity and Capital Resources

Liquidity and Sources of Cash

We had $87.4 million and $12.0 million in cash and cash equivalents as of December 31, 2020 and 2019, respectively. We had $344.4 million in marketable securities, primarily consisting of equity securities and corporate bonds, as of December 31, 2020 and $58.3 million in marketable securities, primarily consist of corporate bonds, as of December 31, 2019.

Initially after commencing operations in May 2012, our operations were financed primarily by our founder, Chief Executive Officer and Chairman of our board of directors, Ming Hsieh, and in more recent periods, by cash from our operations and equity financings.

Our primary uses of cash are to fund our operations as we continue to invest in and seek to grow our business. Cash used to fund operating expenses is impacted by the timing of our expense payments, as reflected in the changes in our outstanding accounts payable and accrued expenses. In addition, in April 2017, in connection with the establishment of FF Gene Biotech, we became obligated to contribute to FF Gene Biotech genetic sequencing and other equipment with a total cost of 60.0 million renminbi, or RMB, over a five-year period, previously three-year per original agreement and amended in April 2019. To date, we have purchased and contributed to FF Gene Biotech equipment with an aggregate fair value of $4.5 million pursuant to these contribution obligations, of which $1.4 million and $137,000 were contributed in 2020 and 2019, respectively. Depending on the performance of FF Gene Biotech, this joint venture may never produce sufficient revenue to us to recover these capital and other investments and could cause our revenue to decrease if any of our direct customers in Asia choose to order genetic tests from FF Gene Biotech instead of from us, any of which could negatively affect our liquidity and cash flow. In addition, although we have in the past made cash distributions for tax and other purposes to the equity holders of our predecessor, we do not expect to use our cash to make these or any other types of distributions or dividends in the foreseeable future.

On August 30, 2019, we entered into an Equity Distribution Agreement, or the 2019 Equity Distribution Agreement, with Piper, as sales agent, which was subsequently amended on August 4, 2020. Pursuant to the 2019 Equity Distribution Agreement, we offered and sold an aggregate of 104,000 shares of our common stock at a weighted-average net selling price of $9.37 per share, which resulted in $979,000 of net proceeds to the Company during the year ended December 31, 2019, and we sold an aggregate of 1.1 million shares of our common stock at a weighted-average net selling price of $38.50 per share, which resulted in $42.7 million of net proceeds to the Company during the year ended December 31, 2020. Shares sold under the 2019 Equity Distribution Agreement are offered and sold pursuant to the Company’s registration statement on Form S-3 (File No. 333-233227) filed with the SEC on August 12, 2019 and declared effective on August 23, 2019, and prospectus supplements and accompanying base prospectus filed with the SEC on August 30, 2019, May 6, 2020 and August 5, 2020.

On November 13, 2019, we entered into a purchase agreement with Piper, as representative of the several underwriters, pursuant to which we sold 2,673,750 shares of our common stock at a price of $10.52 per share, with a public offering price of $11.25 per share. We received net proceeds of approximately $27.6 million, after deducting underwriting discounts and commissions and offering expenses paid or payable by us of approximately $2.4 million. The shares issued and sold in the underwritten offering were sold pursuant to the Company’s registration statement on Form S-3 (File No. 333-233227), and a prospectus supplement and accompanying base prospectus filed with the SEC on November 13, 2019.

On September 25, 2020, we entered into the September 2020 Equity Distribution Agreement, with Piper as sales agent, pursuant to which we offered and sold an aggregate of 2.8 million shares of our common stock at a weighted-average net selling price of $42.90 per share, which resulted in $122.1 million of net proceeds to the Company. Shares sold under the September 2020 Equity Distribution Agreement were offered and sold pursuant to the Company’s registration statement on Form S-3 (File No. 333-239964) filed with the SEC on July 21, 2020, as amended on August 5, 2020, and declared effective on August 12, 2020, and a prospectus supplement and accompanying base prospectus filed with the SEC on September 25, 2020.

On November 20, 2020, we entered into the November 2020 Equity Distribution Agreement, with Piper, Oppenheimer & Co. Inc., and BTIG LLC, as sales agents, pursuant to which we may offer and sell, from time to time through Piper, shares of our common stock having an aggregate offering price of up to $175.0 million. Piper may receive a commission of up to 3% of the gross proceeds received by the Company for sales pursuant to the November 2020 Equity Distribution Agreement. During the year ended December 31, 2020, the Company sold an aggregate of 2.0 million shares of our common stock pursuant to the November 2020 Equity Distribution Agreement at a weighted-average net selling price of $48.70 per share, which resulted in $99.1 million of net proceeds to the Company. Shares sold under the November 2020 Equity Distribution Agreement were offered and sold pursuant to the Company’s registration statement on Form S-3 (File No. 333-239964) filed with the SEC on July 21, 2020, as amended on August 5, 2020, and declared effective on August 12, 2020, and a prospectus supplement and accompanying base prospectus filed with the SEC on November 20, 2020.

We believe our existing cash, cash equivalent, short-term marketable securities, along with cash from operations and proceeds from our equity financings, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Much of the losses we have incurred in certain prior periods were attributable to a variety of non-cash charges, including equity-based compensation expenses. As a result, in spite of the losses we recorded during these periods, cash provided by continuing operations has been mostly positive since 2015 and has significantly contributed to our ability to meet our liquidity needs, including paying for capital expenditures. Additionally, if our business continues to grow and we are able to achieve increased efficiencies and economies of scale in line with this growth, we expect increased revenue levels would increase our ability to rely on cash from our operations to support our business in future periods, even if our expenses also increase as a result of the growth of our business. Based on these factors, we anticipate that cash from our operations will continue to play a meaningful role in our ability to meet our liquidity requirements and pursue our business plans and strategies in the next 12 months and in the longer term.

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

Cash Flows

The following table summarizes cash flows from continuing operations for each of the periods presented:

	Year Ended December 31,
	2020	2019
	(in thousands)
Net cash provided by operations	$140,628	$5,517
Net cash used in investing activities	$(326,438)	$(29,046)
Net cash provided by financing activities	$261,251	$28,775

Operating Activities

Cash provided by operating activities in 2020 was $140.6 million. The difference between net income and cash provided by operating activities for the period was primarily due to the effect of $8.2 million in equity-based compensation expenses, $4.4 million in impairment loss from equity-method investments and $3.0 million in the depreciation of assets. Cash provided by operating activities decreased between periods primarily due to the negative effect of increases of $178.5 million in accounts receivable mainly due to the timing of collections from customers and $21.1 million in other current assets related to purchases of an increased amount of reagents and supplies, partially offset by increases of $53.3 million in income tax payable due to a significant increase in income, $32.7 million in accrued and other liabilities related to contract liabilities, and $22.6 million in accounts payable mainly due to timing of payments.

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

Investing Activities

Cash used in investing activities in 2020 was $326.4 million, which primarily related to $324.4 million in purchases of marketable securities, $35.1 million in purchases of fixed assets consisting mainly of medical laboratory equipment, real property located in El Monte, California, a 2008 Cessna Citation Sovereign aircraft, computer hardware and building and land improvements, $2.6 million in investment in BostonMolecules and direct costs associates with the investment, and purchase equipment with an aggregate fair value of $1.4 million contributed to FF Gene Biotech, partially offset by maturities of $19.9 million of marketable debt securities and proceeds of $17.1 million from sales of marketable securities.

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

Financing Activities

Cash provided by financing activities in 2020 was $261.3 million, which primarily represents net proceeds from sales of shares of our common stock made pursuant to various equity distribution agreements with Piper and $15.0 million borrowed from a margin loan collateralized by marketable debt securities held by the Company, to purchase real property located in El Monte, California.

Cash provided by financing activities in 2019 was $28.8 million, which primarily represents net proceeds from sales of shares of our common stock pursuant to 2019 Equity Distribution Agreements with Piper and our underwritten offering in November 2019.

Material Cash Requirements and Contractual Obligations as of December 31, 2020

As of December 31, 2020, we have an outstanding balance of $15.0 million in our margin account.

The following summarizes our contractual obligations as of December 31, 2020:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease liabilities(1)	$835	$267	$542	$25	$1
Purchase obligations(2)	27,634	26,934	700	—	—
Total contractual obligations	$28,469	$27,201	$1,242	$25	$1
(1)	Represents non-cancelable operating leases. For further information, refer to Note 9 to the Consolidated Financial Statements.
(2)	Represents non-cancelable purchase obligations for medical lab equipment, reagents and other supplies.

Critical Accounting Policies and Use of Estimates

This discussion and analysis is based on our consolidated financial statements included in this report, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP. The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates, judgments and assumptions and decisions that affect the reported amounts and related disclosures, including the selection of appropriate accounting principles and the assumptions on which to base accounting estimates. In making these estimates and assumptions and reaching these decisions, we apply judgment based on our understanding and analysis of the relevant circumstances, including historical data and experience available at the date of the consolidated financial statements, as well as various other factors management believes to be reasonable under the circumstances, including but not limited to the potential impacts arising from the recent global pandemic related to COVID-19. As the extent and duration of the impacts from COVID-19 remain unclear, our estimates and assumptions may evolve as conditions change. Actual results could differ from our estimates. We are committed to incorporating accounting principles, assumptions and estimates that promote the representational faithfulness, verifiability, neutrality and transparency of the accounting information included in our consolidated financial statements.

While our significant accounting policies are described in more detail in the notes to the consolidated financial statements included in this report, we believe the accounting policies discussed below used in the preparation of our consolidated financial statements require the most significant estimates, judgments, assumptions and decisions.

Revenue Recognition

We generate revenue from sales of our COVID-19 tests and genetic tests. We currently receive payments from: hospitals, medical institutions, municipalities, governmental bodies, large corporations and other laboratories with which we have direct-bill relationships; research institutions; individual patients and third-party payors.

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

Our test results are primarily delivered electronically. We bill certain customers for shipping and handling fees incurred by us associated with COVID-19 tests, and shipping and handling fees billed to customers are included in revenue, and shipping and handling fees incurred are included in cost of revenue in the accompanying Consolidated Statements of Operations.

While the transaction price is typically stated within the contract, we may accept payments from third-party payors that are less than the contractually stated price and is therefore variable consideration, and revenue is recognized based on an estimate of the consideration to which we will be entitled at an amount for which it is probable that a reversal of cumulative consideration will not occur. In developing the estimate of variable consideration, we utilize the expected value method under a portfolio approach. Our estimate requires significant judgment and is developed using known reimbursement rates and historical reimbursement data from payors and patients. As these contracts typically have a single performance obligation, no allocation of the transaction price is required. Control over COVID-19 and genetic testing services is transferred to our ordering physicians at a point in time. Specifically, we determined the customer obtains control of the promised service upon delivery of the test results. These judgments are reviewed each reporting period and updated as necessary.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in this report for information about recent accounting pronouncements.

The JOBS Act

We qualify as an “emerging growth company” as defined in the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable to public companies that are not emerging growth companies, including an extended transition period to comply with new or revised accounting standards applicable to public companies. We have chosen to “opt out” of this extended transition period and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable. We will remain an emerging growth company until December 31, 2021, unless our gross revenue exceeds $1.07 billion in any fiscal year before that date, we issue more than $1.0 billion of non-convertible debt in any three-year period before that date or the market value of our common stock held by non-affiliates exceeds $700.0 million as of the last business day of the second fiscal quarter of any fiscal year before that date.

Off-Balance Sheet Arrangements

We did not have, and do not currently have, any off-balance sheet arrangements during the periods presented, as defined in the rules and regulations of the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company, as this term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

This report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting, in accordance with applicable SEC rules that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

On March 8, 2021, we entered into an Executive Employment Agreement and Severance Agreement with our Chief Operations Officer, Jian Xie. Pursuant to the Employment Agreement, Mr. Xie will receive an annual base salary of $300,000 which may be adjusted in the sole discretion of the Company and will be eligible to receive cash bonuses and equity awards under our equity incentive plans at any time at the discretion of our board of directors or compensation committee. The Severance Agreement provides that, subject to Mr. Xie’s execution and absence of revocation of a release in favor of us, Mr. Xie is entitled to one year of continuation of his then-current annual base salary following a termination of his employment with us for any reason within one year after a change in control of the Company or Fulgent Therapeutics LLC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2021 annual meeting of stockholders or an amendment to this report, in either case to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2021 annual meeting of stockholders or an amendment to this report, in either case to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2021 annual meeting of stockholders or an amendment to this report, in either case to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2021 annual meeting of stockholders or an amendment to this report, in either case to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2021 annual meeting of stockholders or an amendment to this report, in either case to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020.

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

Item 16. Form 10-K Summary.

We have elected not to provide summary information.

EXHIBIT INDEX

Exhibit Number	Description	Form	File Number	Incorporated by Reference Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated September 16, 2016, by and among the registrant, Fulgent MergerSub, LLC and Fulgent Therapeutics LLC.	S-1/A	333-213469	2.1	9/19/2016
3.1	Certificate of Incorporation of the registrant, dated May 13, 2016.	10-Q	001-37894	3.1	8/14/2017
3.1.1	Certificate of Amendment to Certificate of Incorporation of the registrant, dated August 2, 2016 .	10-Q	001-37894	3.1.1	8/14/2017
3.1.2	Certificate of Amendment to Certificate of Incorporation of the registrant, dated May 17, 2017.	10-Q	001-37894	3.1.2	8/14/2017
3.2	Bylaws of the registrant.	S-1/A	333-213469	3.2	9/26/2016
4.1	Form of Certificate of Common Stock of the registrant .	S-1/A	333-213469	4.1	9/19/2016
4.2	Investor’s Rights Agreement, dated May 17, 2016, by and between Fulgent Therapeutics LLC and Xi Long USA, Inc..	S-1	333-213469	4.2	9/2/2016
4.3	Description of the registrant’s securities.	10-K	001-37894	4.3	3/13/2020
10.1#	Form of Indemnification Agreement between the registrant and each of its officers and directors.	S-1	333-213469	10.1	9/2/2016
10.2#	Amended and Restated 2015 Equity Incentive Plan of Fulgent Therapeutics LLC.	S-1	333-213469	10.2	9/2/2016
10.3#	Form of Notice of Option Grant and Option Agreement under the Amended and Restated 2015 Equity Incentive Plan of Fulgent Therapeutics LLC.	S-1	333-213469	10.3	9/2/2016
10.4#	Form of Notice of Profits Interest Grant and Profits Interest Agreement under the Amended and Restated 2015 Equity Incentive Plan of Fulgent Therapeutics LLC.	S-1	333-213469	10.4	9/2/2016
10.5#	Form of Notice of Restricted Share Unit Grant and Restricted Share Unit Agreement under the Amended and Restated 2015 Equity Incentive Plan of Fulgent Therapeutics LLC.	S-1	333-213469	10.5	9/2/2016
10.6#	2016 Omnibus Incentive Plan of the registrant.	S-1/A	333-213469	10.6	9/26/2016
10.7#	Form of Notice of Stock Option Award and Stock Option Award Agreement under the 2016 Omnibus Incentive Plan of the registrant.	S-1	333-213469	10.7	9/2/2016
10.8#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under the 2016 Omnibus Incentive Plan of the registrant.	10-K	001-37894	10.8	3/17/2017
10.9#	Form of Option Substitution Award under the 2016 Omnibus Incentive Plan of the registrant.	S-1	333-213469	10.9	9/2/2016

Exhibit Number	Description	Form	File Number	Incorporated by Reference Exhibit	Filing Date	Filed Herewith
10.10#	Form of Notice of Restricted Stock Unit Substitution Award and Restricted Stock Unit Agreement under the 2016 Omnibus Incentive Plan of the registrant Form of Notice of Restricted Stock Unit Substitution Award and Restricted Stock Unit Agreement under the 2016 Omnibus Incentive Plan of the registrant.	S-1	333-213469	10.10	9/2/2016
10.11#	Employment Agreement, dated May 25, 2016, by and among Fulgent Therapeutics LLC, the registrant and Ming Hsieh.	S-1	333-213469	10.11	9/2/2016
10.12#	Employment Agreement, dated May 25, 2016, by and among Fulgent Therapeutics LLC, the registrant and Paul Kim.	S-1	333-213469	10.12	9/2/2016
10.13#	Amended and Restated Employment Agreement, dated May 25, 2016, by and among Fulgent Therapeutics LLC, the registrant and Han Lin Gao.	S-1	333-213469	10.13	9/2/2016
10.14#	Severance Agreement, dated July 7, 2016, by and among Fulgent Therapeutics LLC, the registrant and Ming Hsieh.	S-1	333-213469	10.14	9/2/2016
10.15#	Severance Agreement, dated July 7, 2016, by and among Fulgent Therapeutics LLC, the registrant and Paul Kim.	S-1	333-213469	10.15	9/2/2016
10.16#	Severance Agreement, dated July 7, 2016, by and among Fulgent Therapeutics LLC, the registrant and Han Lin Gao.	S-1	333-213469	10.16	9/2/2016
10.17	Contribution and Allocation Agreement, dated May 19, 2016, by and among Fulgent Therapeutics LLC, Fulgent Pharma LLC and Ming Hsieh.	S-1	333-213469	10.17	9/2/2016
10.18	Form of Fourth Amended and Restated Operating Agreement of Fulgent Therapeutics LLC, to be in effect upon completion of the Reorganization.	S-1/A	333-213469	2.1	9/19/2016
10.19	Commercial Leases, dated April 14, 2015, April 28, 2016, March 24, 2016 and August 1, 2016, by and between E & E Plaza LLC and Fulgent Therapeutics LLC.	S-1	333-213469	10.19	9/2/2016
10.20	Director Compensation Program of the registrant, effective as of September 28, 2016 and amended November 2, 2017.	10-K	001-37894	10.20	3/20/2018
10.21§	Cooperation Agreement on the Establishment of Fujian Fujun Gene Biotech Co., Ltd., dated April 25, 2017, by and among Shenzhen Fujin Gene Science & Technology Co., Ltd., Xilong Scientific Co., Ltd. and Fuzhou Jinqiang Investment Partnership (LP).	10-Q	001-37894	10.1	8/14/2017
10.22§	Supplemental Agreement to Cooperation Agreement, dated April 10, 2019, by and among Fulgent Genetics, Inc., Shenzhen Fujin Gene Technology Co., Ltd., Xilong Science Co., Ltd. and Fuzhou Jinqiang Investment Partnership (Limited).	10-Q	001-37894	10.1	8/12/2019

Exhibit Number	Description	Form	File Number	Incorporated by Reference Exhibit	Filing Date	Filed Herewith
10.23	Commercial Lease, dated January 31, 2019, by and between E & E Plaza LLC and Fulgent Therapeutics LLC.	10-K	001-37894	10.23	3/22/2020
10.24	Commercial Lease, dated April 1, 2019, by and between 4401 Santa Anita Corporation and Fulgent Genetics, Inc.	10-K	001-37894	10.24	3/22/2020
10.25	Equity Distribution Agreement, dated August 30, 2019, by and between Fulgent Genetics, Inc. and Piper Jaffray & Co.	8-K	001-37894	1.1	8/30/2019
10.26	Purchase Agreement, dated as of November 13, 2019, by and between Fulgent Genetics, Inc. and Piper Jaffray & Co.	8-K	001-37894	1.1	11/14/2019
10.27	Amendment No. 1 to Equity Distribution Agreement, dated August 4, 2020, by and between Fulgent Genetics, Inc. and Piper Sandler & Co.	8-K	001-37894	1.1	8/5/2020
10.28	Equity Distribution Agreement, dated as of September 24, 2020, by and between Fulgent Genetics, Inc. and Piper Sandler & Co.	8-K	001-37894	1.1	9/25/2020
10.29	Equity Distribution Agreement, dated as of November 20, 2020, by and between Fulgent Genetics, Inc. and Piper Sandler & Co., BTIG, LLC, and Oppenheimer & Co. Inc.	8-K	001-37894	1.1	11/20/2020
10.30	Fulgent Genetics, Inc. Amended and Restated 2016 Omnibus Incentive Plan	8-K	001-37894	10.1	5/21/2018
10.31	Fulgent Genetics, Inc. Amended and Restated 2016 Omnibus Incentive Plan	8-K	001-37894	10.1	9/18/2020
10.32^	Agreement for Purchase and Sale of Property, dated July 23, 2020	8-K	001-37894	2.1	10/21/2020
10.33^	Aircraft Purchase Agreement, dated August 18, 2020, by and between ServiceMaster Acceptance Corporation and the Company	10-Q	001-37894	10.2	11/9/2020
10.34

Commercial Sublease Agreement, dated July 1st, 2020, between Medscan Laboratories Inc. and Fulgent Genetics, Inc.; Commercial Lease Agreement, dated June 17, 2020, by and between Medscan Laboratories Inc. and Ten-Voss Ltd.

						X
10.35	Commercial Lease, dated January 11, 2021 by and between Ten-Voss Ltd., Medscan Laboratories, Inc. and Fulgent Genetics, Inc.					X
10.36	Commercial Lease Addendum, dated February 1, 2021, by and between E & E Plaza LLC and Fulgent Genetics, Inc.					X
10.37#	Employment Agreement, dated March 8, 2021, by and among Fulgent Therapeutics, LLC, Fulgent Genetics, Inc. and Jian Xie.					X
10.38#	Severance Agreement, dated March 8, 2021, by and among Fulgent Therapeutics LLC, Fulgent Genetics, Inc. and Jian Xie.					X
21.1	Subsidiaries of the registrant.	10-K	001-37894	21.1	3/22/2020

Exhibit Number	Description	Form	File Number	Incorporated by Reference Exhibit	Filing Date	Filed Herewith
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm, relating to the financial statements of the registrant.					X
24.1	Power of Attorney (included on the signature page hereto)					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

FULGENT GENETICS, INC.

Date: March 8, 2021	By:	/s/ Ming Hsieh
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

Name and Signature	Title	Date

/s/ Ming Hsieh	President, Chief Executive Officer and Chairman of the Board	March 8, 2021
Ming Hsieh	(principal executive officer)

/s/ Paul Kim	Chief Financial Officer	March 8, 2021
Paul Kim	(principal financial and accounting officer)

/s/ John Bolger	Director	March 8, 2021
John Bolger

/s/ Yun Yen	Director	March 8, 2021
Yun Yen

/s/ Linda Marsh	Director	March 8, 2021
Linda Marsh

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Fulgent Genetics, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fulgent Genetics, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

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

March 8, 2021

We have served as the Company's auditor since 2016.

CONSOLIDATED FINANCIAL STATEMENTS

FULGENT GENETICS, INC.

Consolidated Balance Sheets

(in thousands, except par value data)

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$87,426	$11,965
Marketable securities	211,941	16,304
Trade accounts receivable, net of allowance for doubtful accounts of $1,898 and $751, as of December 31, 2020 and 2019, respectively	183,857	6,555
Other current assets	40,392	2,255
Total current assets	523,616	37,079
Marketable securities, long-term	132,502	41,947
Equity method investments	—	872
Fixed assets, net	40,199	5,974
Operating lease right-of-use asset	828	2,633
Other long-term assets	3,316	251
Total assets	$700,461	$88,756
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$26,488	$1,581
Accrued liabilities	8,446	1,333
Income tax payable	53,319	24
Contract liabilities	26,576	365
Investment margin loan	15,019	—
Operating lease liabilities, short-term	267	420
Total current liabilities	130,115	3,723
Operating lease liabilities, long-term	568	2,256
Unrecognized tax benefits	377	—
Other long-term liabilities	14	—
Total liabilities	131,074	5,979
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value per share, 50,000 shares authorized, 28,178 and 21,483 shares issued and outstanding at December 31, 2020 and 2019, respectively	3	2
Preferred stock, $0.0001 par value per share, 1,000 shares authorized, no shares issued or outstanding at December 31, 2020 and 2019	—	—
Additional paid-in capital	418,065	146,058
Accumulated other comprehensive income	438	146
Retained earnings (accumulated deficit)	150,881	(63,429)
Total stockholders’ equity	569,387	82,777
Total liabilities and stockholders’ equity	$700,461	$88,756

The accompanying notes are an integral part of these consolidated financial statements.

FULGENT GENETICS, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2020	2019
Revenue	$421,712	$32,528
Cost of revenue	89,807	14,107
Gross profit	331,905	18,421
Operating expenses:
Research and development	11,580	6,537
Selling and marketing	14,952	5,898
General and administrative	15,215	6,414
Total operating expenses	41,747	18,849
Operating income (loss)	290,158	(428)
Interest and other income, net	1,526	837
Income before income taxes, equity loss in investee and impairment loss	291,684	409
Provision for income taxes	72,532	43
Income before equity loss in investee and impairment loss	219,152	366
Equity loss in investee	(488)	(777)
Impairment loss in equity-method investments	(4,354)	—
Net income (loss)	$214,310	$(411)

Net income (loss) per common share:
Basic	$9.44	$(0.02)
Diluted	$8.91	$(0.02)

Weighted-average common shares:
Basic	22,694	18,709
Diluted	24,056	18,709

The accompanying notes are an integral part of these consolidated financial statements.

FULGENT GENETICS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2020	2019
Net income (loss)	$214,310	$(411)
Other comprehensive income (loss)
Foreign currency translation gain (loss)	20	(17)
Net unrealized gain on marketable debt securities, net of tax	272	198
Comprehensive income (loss)	$214,602	$(230)

The accompanying notes are an integral part of these consolidated financial statements.

FULGENT GENETICS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Stockholders' Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Equity
Balance at December 31, 2018	18,172	$2	$114,203	$(35)	$(63,018)	$51,152
Equity-based compensation	—	—	3,209	—	—	3,209
Exercise of common stock options	100	—	38	—	—	38
Restricted stock awards	434	—	—	—	—	—
Issuance of common stock at an average of $9.37 per share, net	104	—	979	—	—	979
Issuance of common stock at an average of $10.34 per share, net	2,674	—	27,650	—	—	27,650
Repurchases of capital stock	(1)	—	(21)	—	—	(21)
Other comprehensive gain, net	—	—	—	181	—	181
Net loss	—	—	—	—	(411)	(411)
Balance at December 31, 2019	21,483	2	146,058	146	(63,429)	82,777
Equity-based compensation	—	—	8,157	—	—	8,157
Exercise of common stock options	56	—	104	—	—	104
Restricted stock awards	655	—	—	—	—	—
Issuance of common stock at an average of $38.50 per share, net	1,108	—	42,655	—	—	42,655
Issuance of common stock at an average of $42.90 per share, net	2,846	1	122,102	—	—	122,103
Issuance of common stock at an average of $48.70 per share, net	2,034	—	99,051	—	—	99,051
Repurchases of capital stock	(4)	—	(62)	—	—	(62)
Other comprehensive gain, net	—	—	—	292	—	292
Net income	—	—	—	—	214,310	214,310
Balance at December 31, 2020	28,178	$3	$418,065	$438	$150,881	$569,387

The accompanying notes are an integral part of these consolidated financial statements.

FULGENT GENETICS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019
Cash flow from operating activities:
Net income (loss)	$214,310	$(411)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity-based compensation	8,157	3,209
Depreciation	2,962	2,107
Noncash lease expense	409	413
Loss on disposal of fixed asset	672	11
Amortization of premium of marketable securities	857	106
Provision for bad debt	1,170	189
Deferred taxes	(1,775)	(21)
Unrecognized tax benefits	377	—
Holding loss on equity securities	90	—
Equity loss in investee	488	777
Impairment loss in equity method investments	4,354	—
Other	8	52
Changes in operating assets and liabilities:
Accounts receivable	(178,480)	(839)
Other current and long-term assets	(21,149)	374
Accounts payable	22,617	(329)
Accrued liabilities and other liabilities	32,655	264
Income tax payable	53,295	24
Operating lease liabilities	(389)	(409)
Net cash provided by operations	140,628	5,517
Cash flow from investing activities:
Purchases of fixed assets	(35,130)	(1,182)
Proceeds from sale of fixed assets	8	—
Purchase of marketable securities	(324,359)	(52,077)
Maturities of marketable securities	19,919	24,350
Purchase of equipment contributed to equity-method investee	(1,380)	(137)
Proceeds from sale of marketable securities	17,095	—
Investment in equity method investee	(2,591)	—
Net cash used in investing activities	(326,438)	(29,046)
Cash flow from financing activities:
Proceeds from public offerings of common stock, net of issuance costs	246,190	28,758
Proceeds from exercise of stock options	104	38
Repurchases of capital stock	(62)	(21)
Borrowing under margin account	15,019	—
Net cash provided by financing activities	261,251	28,775
Effect of exchange rate changes on cash and cash equivalents	20	(17)
Net increase in cash and cash equivalents	75,461	5,229
Cash and cash equivalents at beginning of period	11,965	6,736
Cash and cash equivalents at end of period	$87,426	$11,965
Supplemental disclosures of cash flow information:
Income taxes paid	$20,612	$20
Supplemental disclosures of non-cash investing and financing activities:
Purchases of fixed assets in accounts payable	$3,402	$557
Operating lease right-of-use assets obtained in exchange for lease liabilities	$402	$110
Operating lease liabilities removed due to purchasing of underlying assets	$1,853	$—
Public offerings proceeds in other receivable included in other current assets	$17,799	$—
Public offerings costs included in accounts payable	$359	$129

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

Nature of the Business

Fulgent Genetics, Inc., together with its subsidiaries, collectively referred to as the Company, unless otherwise noted or the context otherwise requires, is a technology company offering comprehensive genetic testing providing physicians with clinically actionable diagnostic information they can use to improve the quality of patient care. The Company has developed a proprietary technology platform that allows it to offer a broad and flexible test menu and continually expand and improve its proprietary genetic reference library, while maintaining accessible pricing, high accuracy and competitive turnaround times. Combining next generation sequencing, or NGS, with its technology platform, the Company performs full-gene sequencing with deletion/duplication analysis in single-gene tests; pre-established, multi-gene, disease-specific panels; and customized panels that can be tailored to meet specific customer needs. In 2019, the Company launched its first patient-initiated product, Picture Genetics, a new line of at-home screening tests that combines the Company’s advanced NGS solutions with actionable results and genetic counseling options for individuals. Since March 2020, the Company has commercially launched several tests for the detection of SARS-CoV-2, the virus that causes the novel coronavirus, or COVID-19, including NGS and reverse transcription polymerase chain reaction – based, or RT-PCR-based, tests. The Company has received an Emergency Use Authorization, or EUA, from the U.S. Food and Drug Administration, or the FDA, for the RT-PCR-based tests for the detection of SARS-CoV-2 using upper respiratory specimens (nasal, nasopharyngeal, and oropharyngeal swabs) and for the at-home testing service through Picture Genetics. The Company’s at-home testing service for COVID-19 and RT-PCR-based test have been granted an EUA by the FDA only for the detection of nucleic acid from SARS-CoV-2, not for any other viruses or pathogens. The Company believes its test menu offers more genes for testing than its competitors in today’s market, which enables it to provide expansive options for test customization and clinically actionable results. A cornerstone of the Company’s business is its ability to provide expansive options and flexibility for all clients’ unique testing needs.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting periods. These estimates, judgments and assumptions are based on historical data and experience available at the date of the accompanying consolidated financial statements, as well as various other factors management believes to be reasonable under the circumstances, including but not limited to the potential impacts arising from the recent global pandemic related to COVID-19. As the extent and duration of the impacts from COVID-19 remain unclear, the Company’s estimates and assumptions may evolve as conditions change. Actual results could differ significantly from these estimates.

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

A roll-forward of the activity in the Company’s allowance for doubtful accounts is as follows:

	December 31,
	2020	2019
	(in thousands)
Allowance for doubtful accounts at beginning of year	$751	$590
Bad debt expense	1,170	189
Write-offs	(23)	(28)
Allowance for doubtful accounts at end of year	$1,898	$751

Marketable Securities

All marketable debt securities, which consist of corporate debt securities, U.S. government agency debt securities, and Yankee debt securities issued by foreign governments or entities and denominated in U.S. dollars, have been classified as “available for sale” and are carried at fair value. Unrealized gains and losses, net of any related tax effects, are excluded from earnings and are included in other comprehensive income (loss) and reported as a separate component of stockholders’ equity until realized. Realized gains and losses and declines in value judged to be other than temporary, if any, on marketable debt securities are included in interest and other income, net, in the accompanying Consolidated Statements of Operations. The cost of any marketable debt securities sold is based on the specific-identification method. The amortized cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest on marketable debt securities is included in interest and other income, net. In accordance with the Company’s investment policy, management invests to diversify credit risk and only invests in securities with high credit quality, including U.S. government securities, and the maximum final maturity from the date of purchase is three years.

The Company’s investments in marketable equity securities are measured at fair value with the related gains and losses, realized and unrealized, recognized in interest and other income, net, in the accompanying Consolidated Statements of Operations. The cost of any marketable equity securities sold is based on the specific-identification method.

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

Fair Value of Financial Instruments

The Company's financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and investment margin loan. The carrying amounts of certain of these financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and investment margin loan, approximate fair value due to their short maturities. Fair value of marketable securities is disclosed in Note 4, Fair Value Measurements, to the accompanying consolidated financial statements.

Concentrations of Credit Risk, Customers and Suppliers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and marketable securities, which consist of debt securities and equity securities. As of December 31, 2020, substantially all of the Company’s cash and cash equivalents were deposited in accounts at financial institutions, and amounts may exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial strength of the depository institutions in which its cash and cash equivalents are held.

In certain periods, a small number of customers has accounted for a significant portion of the Company’s revenue. Aggregating customers that are under common control or are affiliates, two customers comprised 28% and 10% of total revenue in the year ended December 31, 2020, and one customer comprised 28% of total revenue in the year ended December 31, 2019. No customer comprised at least 10% of total accounts receivable as of December 31, 2020 and 2019.

Revenue from the U.S. government was less than 10% of total revenue in each of the years ended December 31, 2020 and 2019.

The Company relies on a limited number of suppliers for its test collection kits and certain laboratory substances used in the chemical reactions incorporated into its processes, referred to as reagents, as well as for the sequencers and various other equipment and materials it uses in its laboratory operations. In particular, the Company relies on a sole supplier for the next generation sequencers and associated reagents it uses to perform its genetic tests and as the sole provider of maintenance and repair services for these sequencers. The Company’s laboratory operations would be interrupted if it encountered delays or difficulties securing these test collection kits, reagents, sequencers, other equipment or materials or maintenance and repair services, which could occur for a variety of reasons, including if the Company needs a replacement or temporary substitute for any of its limited or sole suppliers and is not able to locate and make arrangements with an acceptable replacement or temporary substitute. The Company believes there are currently only a few other manufacturers that are capable of supplying and servicing some of the equipment and other materials necessary for its laboratory operations, including collection kits, sequencers and various associated reagents.

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

The Company leases out space in buildings it owns in El Monte, California, to third-party tenants under noncancelable operating leases and has leased out such space since the Company purchased such buildings. The Company determines whether a lease exists at inception. The Company recognizes lease payments as income over the lease terms on a straight-line basis and recognizes variable lease payments as income in the period in which the changes in facts and circumstances on which the variable lease payment are based occur. The net rental income is included in the interest and other income, net, in the accompanying Consolidated Statement of Operations.

Fixed Assets

Fixed assets are recorded at cost, net of accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which is generally between three and thirty-nine years. Leasehold improvements are capitalized and amortized over the shorter of their expected lives or the applicable lease term, including renewal options, if available. Major replacements and improvements are capitalized, while general repairs and maintenance are expensed as incurred.

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

Revenue Recognition

The Company generates revenue from sales of its COVID-19 and genetic tests. The Company currently receives payments from primarily three different customer types: insurance customers, institutional customers, including hospitals, medical institutions, other laboratories, governmental bodies, municipalities and large corporations, and patients who pay directly.

The Company’s test results are primarily delivered electronically. The Company bills certain customers for shipping and handling fees incurred by the Company associated with COVID-19 tests, and shipping and handlings fees billed to customers are included in revenue, and shipping and handling fees incurred are included in cost of revenue in the accompanying Consolidated Statements of Operations.

Performance Obligations

COVID-19 and Genetic Testing Services

Institutional and Patient Direct Pay

The Company’s institutional contracts for COVID-19 and genetic testing services typically have a single performance obligation to deliver COVID-19 or genetic testing services to the ordering facility or patient. Some arrangements involve the delivery of genetic testing services to research institutions, which the Company refers to as “sequencing as a service.” In arrangements with institutions, including hospitals, medical institutions, other laboratories, governmental bodies, municipalities and large corporations, and patients who pay directly, the transaction price is stated within the contract and is therefore fixed consideration. For most of the Company’s testing volume, the Company identified the institutions, including hospitals, medical institutions, other laboratories, governmental bodies, municipalities and large corporations, and patients as the customer in Step 1 of the model and have determined a contract exists with those customers in Step 1. As these contracts typically have a single performance obligation, no allocation of the transaction price is required in Step 4 of the model. Control over COVID-19 or genetic testing services is transferred to the

Company’s ordering facility at a point in time. Specifically, the Company determined the customer obtains control of the promised service upon delivery of test results.

Insurance

The Company’s insurance contracts for COVID-19 and genetic testing services typically have a single performance obligation to deliver COVID-19 or genetic testing services to the ordering facility or patient. For most of the Company’s insurance volume, the Company identified the patient as the customer in Step 1 of the model and have determined a contract exists with the patient in Step 1. In arrangements with insurance patients, the transaction price is typically stated within the contract, however, the Company may accept payments from third-party payors that are less than the contractually stated price and is therefore variable consideration. In developing the estimate of variable consideration, the Company utilizes the expected value method under a portfolio approach. The Company’s estimate requires significant judgment and is developed using known reimbursement rates and historical reimbursement data from payors and patients. As these contracts typically have a single performance obligation, no allocation of the transaction price is required in Step 4 of the model. Control over COVID-19 and genetic testing services is transferred to the Company’s ordering physicians at a point in time. Specifically, the Company determined the customer obtains control of the promised service upon delivery of the test results.

Certain incremental costs pertaining to both insurance and institutional, such as commissions, are incurred in obtaining contracts. Historically contract costs have not been significant to the financial statements.

Significant Judgments and Contract Estimates

COVID-19 and Genetic Testing Services

Accounting for insurance contracts includes estimation of the transaction price, defined as the amount the Company expects to be entitled to receive in exchange for providing the services under the contract. Due to the Company’s out-of-network status with the majority of payors, estimation of the transaction price represents variable consideration. In order to estimate variable consideration, the Company utilizes a portfolio approach in which payors with similar reimbursement experience are grouped into portfolios. The Company’s estimates of variable consideration are based primarily on historical reimbursement data. Certain assumptions will also be adjusted based on known and anticipated factors not reflected in the historical reimbursement data. The Company monitors these accrual estimates at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Both the initial accrual estimate and any subsequent revision to the estimate contain uncertainty and require the use of judgment in the estimation of the transaction price and application of the constraint for variable consideration. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect revenue and earnings in the period such variances become known.

Contract Liabilities

Contract liabilities are recorded when the Company receives payment or bills prior to completing its obligation to transfer goods or services to a customer, and the Company subsequently recognizes contract liabilities as revenue in the period in which the applicable revenue recognition criteria, as described above, are met.

Overhead Expenses

The Company allocates overhead expenses, such as rent and utilities, to cost of revenue and operating expense categories based on headcount. As a result, an overhead expense allocation is reflected in cost of revenue and each operating expense category.

Cost of Revenue

Cost of revenue reflects the aggregate costs incurred in delivering test results and consists of: personnel costs, including salaries, employee benefit costs, bonuses and equity-based compensation expenses; costs of laboratory supplies; depreciation of laboratory equipment; amortization of leasehold and building improvements and allocated overhead. Costs associated with performing tests are recorded as tests are processed.

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

Equity-Based Compensation

The Company grants various types of equity-based awards to its employees, consultants and non-employee directors. Equity-based compensation costs are reflected in the accompanying Consolidated Statements of Operations based upon each award recipient’s role with the Company. The Company primarily grants to its employees restricted stock unit, or RSU, awards that generally vest over a specified period of time upon the satisfaction of service-based conditions. The Company measures compensation expense for equity-based awards granted to employees based on the fair value of the award on the grant date of the award. Compensation expense for employee RSU awards with a service-based vesting condition is recognized ratably over the vesting period of the award.

Foreign Currency Translation and Foreign Currency Transactions

The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Expenses for these subsidiaries are translated using average rates in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in other comprehensive income (loss) as a component in the accompanying Consolidated Statements of Stockholders’ Equity. The Company’s subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property and nonmonetary assets and liabilities at historical rates. Gains and losses resulting from the remeasurements are included in interest and other income, net in the accompanying Consolidated Statements of Operations. Gains and losses from these remeasurements were not significant in the year ended December 31, 2020.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gain or loss on marketable debt securities and foreign currency translation adjustments from its subsidiaries not using the U.S. dollar as their functional currency. The Company did not have reclassifications from other comprehensive income (loss) to net loss during the year ended December 31, 2020. The tax effects related to unrealized holding gains on marketable debt securities were $147,000 in 2020. The tax effects related to unrealized gain was insignificant in 2019 due to valuation allowance.

Basic and Diluted Net Income or Loss per Share

Basic net income or loss per common share is computed by dividing the net income or loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income or loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period.

Emerging Growth Company

Pursuant to the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, a company constituting an “emerging growth company” is, among other things, entitled to rely upon certain reduced reporting requirements. The Company is an emerging growth company, but has irrevocably elected not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. As a result, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies that are not emerging growth companies.

Disaggregation of Revenue

The Company classifies its customers into three payor types: (i) Insurance, (ii) Institutional, including hospitals, medical institutions, other laboratories, governmental bodies, municipalities and large corporations, or (iii) Patients who pay directly, as the Company believes this best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. The following table summarizes revenue from contracts with customers by payor type for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019
	(in thousands)
Testing Services by payor
Insurance	$257,587	$705
Institutional	163,083	31,284
Patient	1,042	539
Total Revenue	$421,712	$32,528

There was no material variable consideration recognized in the current period that relates to performance obligations that were completed in the prior period.

Contract Balances

Receivables from contracts with customers - As of December 31, 2020 and 2019, receivables from contracts with customers were approximately $183.9 million and $6.6 million, respectively, and are included within Trade accounts receivable on the Consolidated Balance Sheets.

Contracts assets and liabilities - As of December 31, 2020 and 2019, contract assets from contracts with customers were $1.4 million and $150,000, respectively, associated with contract execution and certain costs to fulfill a contract, which is included in other current assets in the accompanying Consolidated Balance Sheets. Contract liabilities are recorded when the Company receives payment prior to completing its obligation to transfer goods or services to a customer. The Company had $26.6 million and $365,000 of contract liabilities as of December 31, 2020 and 2019, respectively. Revenues of $257,000 and $59,000 for the years ended December 31, 2020 and 2019, respectively, related to contract liabilities at the beginning of the respective periods were recognized.

Transaction Price Allocated to Future Performance Obligations

The Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers, issued by the Financial Accounting Standards Board, or FASB, requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as December 31, 2020. ASC 606 provides certain practical expedients that limit the requirement to disclose the aggregate amount of transaction price allocated to unsatisfied performance obligations.

The Company applied the practical expedient to not disclose the amount of transaction price allocated to unsatisfied performance obligations when the performance obligation is part of a contract that has an original expected duration of one year or less. The Company does not have material future obligations associated with COVID 19 or genetic testing Services that extend beyond one year.

Recent Accounting Pronouncements

The Company evaluates all Accounting Standards Updates, or ASUs, issued by FASB for consideration of their applicability. ASUs not included in the Company’s disclosures were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

ASU No. 2016-13

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those reporting periods for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application of the amendments is permitted. The Company does not expect the adoption of the new guidance under the standard to materially affect its financial position or results of operations and plans to adopt during fiscal year 2021.

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

ASU No. 2019-12

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which is intended to reduce the complexity of accounting standards while maintaining or enhancing the helpfulness of information provided to financial statement users. The amendment in this update simplifies the accounting for income taxes by removing some exceptions including the incremental approach for intraperiod tax allocation, the requirement to recognize a deferred tax liability for equity method investments, the ability not to recognize a deferred tax liability for a foreign subsidiary, and the general methodology for calculating income taxes in an interim period. Other changes include requiring entities to recognize franchise tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, evaluate tax basis step-up in goodwill obtained in a transaction that is not a business combination, and reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date, making minor codification improvements for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method, and specifying that an entity is not required to allocate the consolidated current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements. This amendment is effective for public business entities beginning after December 15, 2020 with early adoption permitted. The Company does not expect the adoption of the new guidance under the standard to materially affect its financial position or results of operations and plans to adopt during fiscal year 2021.

Note 3. Marketable Securities

The Company’s marketable securities consisted of the following:

	December 31, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Marketable securities:
Short-term
Equity securities
Bond fund	$153,269	$67	$(151)	$153,185
Exchange traded funds	17,614	—	(5)	17,609
Available-for-sale debt securities
Money market accounts	47,461	—	—	47,461
Corporate debt securities	41,061	101	(15)	41,147
Less: Cash equivalents	(47,461)	—	—	(47,461)
Total short-term marketable securities	211,944	168	(171)	211,941
Long-term
Corporate debt securities	124,989	580	(117)	125,452
U.S. government agency debt securities	1,000	2	—	1,002
Yankee debt securities	6,054	4	(10)	6,048
Total long-term marketable securities	132,043	586	(127)	132,502
Total marketable securities	$343,987	$754	$(298)	$344,443

	December 31, 2019
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Marketable securities:
Short-term
Money market accounts	$4,700	$—	$—	$4,700
Corporate debt securities	17,962	43	(2)	18,003
Less: Cash equivalents	(6,399)	—	—	(6,399)
Total short-term marketable securities	16,263	43	(2)	16,304
Long-term
Corporate debt securities	41,861	116	(30)	41,947
Total long-term marketable securities	41,861	116	(30)	41,947
Total marketable securities	$58,124	$159	$(32)	$58,251

Management determined that the gross unrealized losses of $298,000 on the Company’s marketable securities as of December 31, 2020 were temporary in nature. Gross unrealized losses on the Company’s marketable securities were $32,000 as of December 31, 2019. The Company currently does not intend to sell the debt securities prior to maturity and does not consider these investments to be other-than-temporarily impaired as of December 31, 2020.

The proceeds and gross realized gains from sale of available-for-sale securities for the year ended December 31, 2020 were $8.1 million and $131,000, respectively. The proceeds and gross realized gains from sale of equity securities for the year ended December 31, 2020 were $9.0 million and $24,000, respectively. The Company did not sell any marketable securities in 2019. The net unrealized loss related to equity securities still held at December 31, 2020 was $89,000. The Company did not hold any equity securities in 2019.

The Company’s available-for-sale debt securities of $221.1 million are used as collateral for an outstanding margin account borrowing. As of December 31, 2020, the Company had an outstanding borrowing of $15.0 million under its margin account. Margin account borrowings were used for the purchase of real property located in El Monte, California.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the three-tier fair value hierarchy:

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Marketable securities and cash equivalents:
Bond Fund	$153,185	$153,185	$—	$—
Exchange traded funds	17,609	17,609	—	—
Corporate debt securities	166,599	—	166,599	—
U.S. government agency debt securities	1,002	—	1,002	—
Yankee debt securities	6,048	—	6,048	—
Money market accounts	47,461	47,461	—	—
Total marketable securities and cash equivalents	$391,904	$218,255	$173,649	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Marketable securities and cash equivalents:
Corporate debt securities	$59,950	$—	$59,950	$—
Money market accounts	4,700	4,700	—	—
Total marketable securities and cash equivalents	$64,650	$4,700	$59,950	$—

The Company’s Level 1 assets include marketable equity securities and money market instruments and are valued based upon observable market prices. Level 2 assets consist of U.S. government agency debt securities, corporate debt securities and Yankee debt securities. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. As of December 31, 2020 and 2019, the Company had no investments that were measured using unobservable (Level 3) inputs.

There were no transfers between fair value measurement levels during the years ended December 31, 2020 and 2019.

There were no gross unrealized losses for cash equivalents as of December 31, 2020, and gross unrealized losses for marketable securities as of December 31, 2020 were not material. There were no unrealized losses for securities in an unrealized loss position for more than 12 months. During the years ended December 31, 2020 and 2019, the Company did not recognize other-than-temporary impairment losses related to its marketable securities.

Note 5. Fixed Assets

Major classes of fixed assets consisted of the following:

		December 31,
	Useful Lives	2020	2019
		(in thousands)
Medical lab equipment	5 Years	$20,849	$10,493
Building	39 Years	6,731	—
Aircraft	7 Years	6,503	—
Computer hardware	3 Years	3,699	1,705
Leasehold improvements	Shorter of lease term or estimated useful life	1,580	876
Building improvements	6 months to 5 Years	707	—
Computer software	3 Years	541	541
Furniture and fixtures	5 Years	454	235
Land improvements	5 to 15 Years	403	—
Automobile	5 Years	53	—
General equipment	5 Years	44	—
Land		7,500	—
Assets not yet placed in service		2,055	114
Total		51,119	13,964
Less: Accumulated depreciation		(10,920)	(7,990)
Property and equipment, net		$40,199	$5,974

Depreciation expense on fixed assets totaled $3.0 million and $2.1 million for the years ended December 31, 2020 and 2019, respectively.

Note 6. Other Current Assets

Other current assets consisted of the following:

	December 31,
	2020	2019
	(in thousands)
Other receivable	$17,810	$16
Reagents and supplies	16,491	277
Prepaid expenses	3,682	1,288
Contract assets	1,379	150
Marketable securities interest receivable	1,016	478
Prepaid income taxes	14	46
Total	$40,392	$2,255

Reagents and supplies include reagents and consumables used for DNA sequencing applications in the Company’s DNA sequencing equipment and collection kits for COVID-19 tests. Other receivable primarily consists of proceeds to be received from public offerings of the Company’s common stock.

Note 7. Reporting Segment and Geographic Information

The Company views its operations and manages its business in one reporting segment. All long-lived assets were located in the United States as of December 31, 2020 and 2019 with an insignificant amount located in Canada. Revenue by region for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Revenue:
United States	$415,334	$25,014
Foreign:
Canada	1,725	2,245
Other Countries	4,653	5,269
Total	$421,712	$32,528

Note 8. Debt, Commitments and Contingencies

Debt

In 2020, the Company purchased a real property located at 4399 - 4401 Santa Anita Avenue, El Monte, California, or the Property, from 4401 Santa Anita Corporation, a California corporation, or the Seller. The Company paid an aggregate of $15.4 million in exchange for the Property, or the Property Purchase Agreement, which consists of approximately 61,612 total square feet of building situated on 2.6 acres of land. In connection with the signing of the Property Purchase Agreement, the Company provided a refundable $350,000 deposit to the Seller. In connection with the closing of escrow, the Company paid the remaining amount owed pursuant to the Property Purchase Agreement of approximately $15.0 million to the Seller. The $15.0 million paid in connection with the close of escrow was financed using a margin loan with the custodian of the Company’s marketable debt security investment account. The marketable securities in the brokerage account were used as collateral for the margin loan. The custodian can issue a margin call at any time. The interest rate on the margin loan was the effective federal funds rate, or EFFR, plus a spread, and the EFFR and/or the spread can be changed by Bank of New York at any time. The interest was 1% at the time of withdrawal of $15.0 million from the margin account, and the interest rate at December 31, 2020 was 0.78%. The Company did not make any other withdrawals from the margin account, and the outstanding balance of $15.0 million is included in the accompanying Consolidated Balance Sheets. The related interest expenses for the year ended December 31, 2020 was $20,000.

Operating Leases

See Note 9, Leases, for further information.

Gene Biotech

See Note 15, Equity Method Investments, for a description of the Company’s commitments related to its joint venture, FF Gene Biotech, as defined in Note 15.

Purchase Obligations

As of December 31, 2020, the Company had non-cancelable purchase obligations of $27.6 million, of which, $23.6 million for reagents and other supplies and $3.3 million for medical lab equipment are payable within twelve months, and $700,000 for medical lab equipment is payable within the next twenty-four months.

Contingencies

From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business. Management does not believe that the outcome of any of these matters will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 9. Leases

Lessee

The Company has various non-cancelable operating leases with varying terms through October 2025 primarily for office space and equipment. The Company has options to renew some of these leases for three years after their expiration. The Company considers these options, which may be elected at the Company’s sole discretion, in determining the lease term on a lease-by-lease basis. The Company does not have any finance leases or leases with variable lease payments.

The determination of whether an arrangement contains a lease is made at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset.

The Company’s headquarters is located in Temple City, California, which is comprised of various corporate offices and a laboratory certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, accredited by the College of American Pathologists and licensed by the State of California Department of Public Health. Additional offices are located in El Monte, California, and in 2020, the Company purchased the real property from the landlord. The Company paid an aggregate of $15.4 million in exchange for the real property which consists of approximately 61,612 total square feet of building situated on 2.6 acres of land. Additional offices are located in Atlanta, Georgia and are used for certain report generation functions. During the year ended December 31, 2020, the Company opened another CLIA-certified laboratory in Houston, Texas to expand its capacity.

The Company adopted new accounting standard ASC 842, Leases, on January 1, 2019, including the practical expedient on not separating lease components from nonlease components for all operating leases. Upon adoption, the Company recorded ROU assets of $3.0 million and short-term and long-term lease liabilities of $384,000 and $2.6 million, respectively. The difference between the ROU asset and liability is due to the existing balance of deferred rent at the date of adoption. There was no impact to retained earnings upon adoption. The Company entered into three operating leases with an existing landlord during the year. Upon entering into the leases, the Company recorded ROU assets of $393,000 and short-term and long-term lease liabilities of $58,000 and $335,000, respectively. These three leases along with other leases for the office spaces in El Monte were terminated due to the Company’s purchase of the buildings from the landlord. The difference between the carrying amount of ROU assets and lease liabilities immediately before the purchase was recorded as an adjustment to the carrying amount of the buildings. The Company entered an operating lease for a copier during the year. Upon entering into the lease, the Company recorded ROU assets of $9,000 and short-term and long-term lease liabilities of $1,000 and $8,000, respectively. The Company also entered into fifteen short-term leases during the year ended December 31, 2020 and elected short-term lease recognition exemption for such leases.

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

The following was operating lease expense:

	Year Ended December 31,
	2020	2019
	(in thousands)
Operating lease cost	$566	$587
Short-term lease cost	142	—
Total lease cost	$708	$587

Supplemental cash flow information related to leases was the following:

	Year Ended December 31,
	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$801	$535
Noncash lease expense	$409	$413
Right-of-assets obtained in exchange for new operating lease liabilities	$402	$110

Supplemental information related to leases was the following:

December 31, 2020
Weighted average remaining lease term - operating leases	3.0 years
Weighted average discount rate - operating leases	6.22%

The following is a maturity analysis of operating lease liabilities using undiscounted cash flows on an annual basis with renewal periods included:

Operating Leases
(in thousands)
Year Ending December 31,
2021	$311
2022	309
2023	270
2024	24
2025	2
Thereafter	1
Total lease payments	917
Less imputed interest	(82)
Total	$835

Lessor

The Company leases out space in buildings it owns to third-party tenants under noncancelable operating leases and has leased out such space since the Company purchased such buildings in October 2020. The Company determines whether a lease exists at inception. The remaining terms left after purchasing the buildings are from 2 months to 4 years including renewal options and may include rent escalation clauses. Lease income primarily represents fixed lease payments from tenants recognized on a straight-line basis over the application lease term. Variable lease income represents tenant payments for real estate taxes, insurance and maintenance.

The lease income was $145,000 for 2020, which was included in interest and other income, net, in the accompanying Consolidated Statements of Operations. There was no lease income in 2019. Total lease income for 2020 was as follows:

Year Ended
December 31, 2020
(in thousands)
Lease income	$144
Variable lease income	1
Total lease income	$145

Future fixed lease payments from tenants for all noncancelable operating leases as of December 31, 2020 are as follows:

Lease Payments
from Tenants
(in thousands)
Year Ending December 31,
2021	$335
2022	190
2023	95
2024	61
Total	$681

Note 10. Equity-Based Compensation

The Company has included equity-based compensation expense as part of cost of revenue and operating expenses in the accompanying Consolidated Statements of Operations as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Cost of revenue	$1,452	$676
Research and development	2,693	1,024
Selling and marketing	2,092	845
General and administrative	1,920	664
Total	$8,157	$3,209

Award Activity

Option Awards

The following table summarizes activity for options to acquire shares of the Company’s common stock in the years ended December 31, 2020 and 2019:

	Number of Shares Subject to Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balance at December 31, 2018	417	$0.64		7.1	$1,116
Granted	30	$6.98	$4.58
Exercised	(100)	$0.38	$5.36
Canceled	(6)	$0.38	$7.10
Balance at December 31, 2019	341	$1.27		6.4	$3,960
Granted	10	$15.82	$11.45
Exercised	(56)	$1.86	$5.04
Canceled	(8)	$4.18	$4.68
Balance at December 31, 2020	287	$1.59		5.5	$14,484
Exercisable as of December 31, 2020	258	$0.65		5.1	$13,274

(1)	Aggregate intrinsic value is calculated as the difference between (i) the exercise price of options and (ii) the market value of the Company’s common stock as of the applicable date.

The total fair value of options that vested during the years ended December 31, 2020 and 2019 was $223,000 and $549,000, respectively. As of December 31, 2020, the remaining unrecognized compensation expense related to all outstanding option awards was $178,000 and is expected to be recognized over a weighted-average period of 3.0 year.

RSU Awards

RSUs are awards that entitle the holder to receive shares of the Company’s common stock upon satisfaction of vesting conditions. Each RSU represents the contingent right to receive one share of the Company’s common stock upon vesting and settlement.

The following table summarizes activity for RSUs relating to shares of the Company’s common stock in the years ended December 31, 2020 and 2019:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
Balance at December 31, 2018	1,086	$5.94
Granted	982	$7.00
Vested and settled	(434)	$6.39
Forfeited	(123)	$5.38
Balance at December 31, 2019	1,511	$6.54
Granted	1,389	$24.86
Vested and settled	(655)	$7.97
Forfeited	(160)	$11.17
Balance at December 31, 2020	2,085	$17.93

The RSU awards granted in the years ended December 31, 2020 and 2019 will result in aggregate equity-based compensation expense of $34.5 million and $6.9 million, respectively, to be recognized over the vesting periods from the grant date of each award granted in the period. As of December 31, 2020, the remaining unrecognized compensation expense related to all outstanding RSU awards was $33.5 million and is expected to be recognized over a weighted-average period of 3.4 years. As of December 31, 2019, the remaining unrecognized compensation expense related to all outstanding RSU awards was $8.7 million and was expected to be recognized over a weighted-average period of 2.9 years.

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

Awards to Employees

The table below sets forth the weighted-average assumptions used in the Black-Scholes option-pricing model to estimate the fair value of options to acquire shares of the Company’s common stock granted to employees during the year ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019
Expected term (in years)	6.1	6.1
Risk-free interest rates	0.4%	1.8%
Dividend yield	—	—
Expected volatility	87.5%	73.6%

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

The following table summarizes income (loss) before income taxes, equity loss in investee and impairment loss in equity-method investments:

	Year Ended December 31,
	2020	2019
	(in thousands)
U.S. income before income taxes, equity loss in investee and impairment loss	$291,739	$679
Foreign loss before income taxes and equity loss in investee	(55)	(270)
Income before income taxes, equity loss in investee and impairment loss	$291,684	$409

Income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2020	2019
	(in thousands)
Current:
Federal	$53,794	$5
State	20,513	38
Total Current	74,307	43
Deferred:
Federal	(248)	(249)
State	(14)	(280)
Change in valuation allowance	(1,513)	529
Total Deferred	(1,775)	—
Total income tax expense	$72,532	$43

Reconciliation of the difference between the federal statutory income tax rate and the effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019
Tax provision at federal statutory rate	21.00%	21.00%
State taxes	5.68%	-46.76%
Foreign tax rate differential	0.00%	13.83%
Uncertain Tax Positions	0.13%	0.00%
Stock based compensation	-0.92%	-53.53%
Return to provision	-0.11%	-57.11%
Other permanent differences	0.02%	3.87%
Other	-0.41%	0.01%
Change in valuation allowance	-0.52%	129.22%
Tax provision	24.87%	10.53%

The following table summarizes the elements of the deferred tax assets (liabilities):

	Year Ended December 31,
	2020	2019
	(in thousands)
Deferred tax assets
Accrued vacation and other accrued expenses	$166	$97
Provision for bad debts	513	180
Net operating losses	206	445
Stock based compensation	1,424	609
State income taxes	4,306	8
Foreign	1,220	545
Credits	—	680
Lease liability	226	643
Equity loss in investment	700	—
Other	89	—
Gross deferred tax assets	8,850	3,207
Less: Valuation allowance	(2,021)	(2,125)
Net deferred tax assets	6,829	1,082
Deferred tax liabilities
Depreciation	4,830	419
Right of use asset	224	633
Other	147	30
Total deferred tax liabilities	5,201	1,082
Net deferred tax assets	$1,628	$—

As of December 31, 2020, the Company has no estimated federal net operating loss, or NOL, carryforwards and estimated state NOL carryforwards of $1.9 million. The Company’s state NOLs are scheduled to expire from 2022 through 2042. The Company also has foreign NOL carryforwards of $405,000 which are scheduled to expire from 2021 through 2025.

FASB ASC 740 requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred income tax assets will not be realized. The Company has evaluated the realizability of its deferred tax assets and has concluded that it is more likely than not that the Company may not realize the benefit of certain deferred tax assets.  These deferred tax assets consist primarily of equity losses in joint ventures and foreign net operating loss carryforwards; accordingly, a valuation allowance of $2.0 million has been recorded on these deferred tax assets as of December 31, 2020.  At December 31, 2019, the Company concluded that it was more likely than not that the Company may not realize the benefit of its deferred tax assets, primarily as a result of operating losses in recent years and, accordingly, provided a full valuation allowance of $2.1 million. The decrease in the valuation allowance of $104,000 for the year ended December 31, 2020 was primarily due to current and expected future operating profits.

During 2020 and 2019 the Company recorded deferred tax assets related to its equity method investment in FF Gene Biotech.  When realized, the asset will generate a capital loss which may only be used to offset capital gain income. The Company does not currently have any capital gain income and has therefore recorded a full valuation allowance against this asset.  During 2020, the Company recorded a deferred tax asset related to the impairment of its investment in BostonMolecules, Inc. When realized, the asset will generate a capital loss which may only be used to offset capital gain income; therefore, the Company has recorded a full valuation allowance against this asset. The net deferred assets are included in other long-term assets in the accompanying Consolidated Balance Sheets.

Uncertain Tax Positions

The Company is subject to income taxation by the United States government and certain states in which the Company's activities give rise to an income tax filing requirement. The Company does not have any significant income tax filing requirements in any foreign jurisdiction. As of December 31, 2020, there were no pending tax audits in any jurisdiction. The tax returns are subject to statutes of limitations that vary by jurisdiction. At December 31, 2020, the Company remains subject to income tax examinations in the U.S. and various states for tax years 2017 through 2020. However, due to the Company’s NOL carryforwards in various jurisdictions, tax authorities have the ability to adjust carryforwards related to closed years until the statute expires on the year(s) in which the NOL carryforwards are utilized.

A reconciliation of the Company’s gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Balance at beginning of year	$—	$—
Increases to prior positions	141	—
Increases for current year positions	236	—
Balance at end of year	$377	$—

As of December 31, 2020, the Company has $377,000 of gross unrecognized tax benefits, related to research and experimental tax credits.  The Company has $377,000 of unrecognized tax benefits as of December 31, 2020, which, if recognized, would affect the annual effective tax rate.  The Company has no accrual for interest or penalties at December 31, 2020 or 2019, and has not recognized interest or penalties during the years ended December 31, 2020 and 2019. Although it is possible that the amount of unrecognized benefits with respect to our uncertain tax positions will increase or decrease in the next twelve months, the Company does not expect material changes.

While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company's accrued positions. Accordingly, additional provisions on federal, state and foreign tax-related matters could be recorded in future periods as revised estimates are settled or otherwise resolved.

Note 12. Income (Loss) per Share

The following is a reconciliation of the basic and diluted income (loss) per share computations:

	Year Ended December 31,
	2020	2019
	(in thousands, except per share data)
Net income (loss)	$214,310	$(411)
Weighted-average common shares - outstanding, basic	22,694	18,709
Weighted-average common shares - outstanding, diluted	24,056	18,709
Net income (loss) per common share, basic	$9.44	$(0.02)
Net income (loss) per common share, diluted	$8.91	$(0.02)

The following securities have been excluded from the calculation of diluted loss per share for all periods presented because their effect would have been anti-dilutive:

	Year Ended December 31,
	2020	2019
	(in thousands)
Options	10	36
RSUs	347	161

The anti-dilutive shares described above were calculated using the treasury stock method. During the year ended December 31, 2019, the Company had outstanding options and RSUs that were excluded from the weighted-average share calculation for continuing operations due to the Company’s net loss positions.

Note 13. Retirement Plans

The Company offers a 401(k) retirement savings plan, or the 401 (k) Plan, for its employees, including its executive officers, who satisfy certain eligibility requirements. The Internal Revenue Code of 1986, as amended, allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) Plan. The Company matches contributions to the 401(k) Plan based on the amount of salary deferral contributions the participant makes to the 401(k) Plan. The Company will match up to 3% of an employee’s compensation that the employee contributes to his or her 401(k) Plan account. Total Company matching contributions to the 401(k) Plan were $422,000 and $237,000 in the years ended December 31, 2020 and 2019, respectively.

Note 14. Related Party

Linda Marsh, who is a member of the Company’s board of directors, is currently the Senior Executive Vice President of AHMC Healthcare Inc., or AHMC. The Company performs genetic testing and other testing services, on an arms-length basis, for AHMC, and the Company recognized $3.1 million in revenue in the year ended December 31, 2020. As of December 31, 2020, $1.8 million was owed to the Company by AHMC, which is included in trade accounts receivable, net, in the accompanying Consolidated Balance Sheets, in connection with this relationship.

The Spouse of the Company’s founder, Chief Executive Officer and Chairman of the Company’s board of directors, Ming Hsieh, is the owner of JEM Enterprise, or JEM. In the year ended December 31, 2020, the Company purchased $200,000 of office furniture and supplies from JEM. The Company believed $200,000 was a fair market price for the furniture purchased. As of December 31, 2020, zero was owed to JEM by the Company in connection with this relationship.

The Chief Executive Officer and Chairman of the Company’s board of directors, Ming Hsieh, is the owner of PTJ Associates Inc., or PTJ. PTJ provides flight services to the Company on an arms-length basis. In the year ended December 31, 2020, the Company incurred $343,000 in expenses for flights between California and Texas to transport employees and supplies. As of December 31, 2020, $94,000 was owed to PTJ by the Company, which is included in accounts payable in the accompanying Consolidated Balance Sheets, in connection with this relationship.

As more fully described in Note 15, Equity Method Investments, in April 2017, the Company, through an affiliated company formed for the purpose of the relationship, entered into a cooperation agreement, or JV Agreement, with Xilong Scientific Co., Ltd., or Xilong Scientific, and Fuzhou Jinqiang Investment Partnership (LP), or FJIP, to form a joint venture under the laws of the People’s Republic of China, or China, called Fujian Fujun Gene Biotech Co., Ltd., or FF Gene Biotech. Xilong Scientific is an affiliate of Xi Long USA, Inc., a company which at one point owned greater than 10% of the Company’s common stock. XiLong USA, Inc. has since reported beneficial ownership of 4.92% of the Company’s common stock in a Schedule 13G filed with the SEC on June 12, 2020. FJIP is owned by key management of FF Gene Biotech, including Dr. Han Lin Gao, the Chief Scientific Officer and a large stockholder of the Company and the owner of approximately 25% of FJIP.

The Company and Fulgent Pharma LLC, the Company’s former subsidiary, are party to shared services arrangements where research and development and administrative services and office space and equipment are provided between the companies, on an arms-length basis. Ming Hsieh is the Manager and a member of Fulgent Pharma LLC. During the year ended December 31, 2020, the research development service rendered by Fulgent Pharma LLC was $427,000 and costs allocated to Fulgent Pharma, LLC were $52,000. Costs allocated to Fulgent Pharma LLC were not significant during the year ended December 31, 2019. As of December 31, 2020, $409,000 was owed to Fulgent Pharma LLC by the Company, which is included in accrued liabilities in the accompanying Consolidated Balance Sheets, and as of December 31, 2019, $26,000 was owed to the Company by Fulgent Pharma, which is recorded in other receivable in other current assets in the accompanying Consolidated Balance Sheet, in connection with these relationships.

Note 15. Equity Method Investments

In April 2017, the Company, through an affiliated company formed for the purpose of the relationship, entered into the JV Agreement with Xilong Scientific and FJIP to form FF Gene Biotech, a joint venture formed under the laws of China to offer genetic testing services to customers in China. Pursuant to the terms of the JV Agreement, the Company has agreed to contribute to FF Gene Biotech genetic sequencing and other equipment with a total cost of 60.0 million renminbi, or RMB, over a five-year period for a 30% ownership interest in FF Gene Biotech, previously three-year per original agreement and amended in April 2019. Xilong Scientific has agreed to contribute to FF Gene Biotech 102.0 million RMB over a five-year period for a 51% ownership interest in the FF Gene Biotech, previously three-year per original agreement and amended in April 2019. FJIP has agreed to contribute to FF Gene Biotech 19.0 million RMB over a ten-year period for a 19% ownership interest in FF Gene Biotech, previously five-year per original agreement and amended in April 2019. The Company’s maximum exposure to fund losses of FF Gene Biotech as a result of its minority ownership of this entity is equal to its contribution obligation under the JV Agreement as described above. As of December 31, 2020, 29.7 million RMB (or approximately $4.5 million U.S. dollars) remained to be contributed to FF Gene Biotech by the

Company under the terms of the JV Agreement, and the Company has purchased and contributed equipment with an aggregate fair value of $4.5 million pursuant to its contribution commitment under the JV Agreement, of which, $1.4 million and $137,000 were contributed in the year ended December 31, 2020 and 2019, respectively. The Company accounted for this contribution in accordance with ASC 845, Nonmonetary Transactions, and recorded an investment based on the fair value of the contributed equipment, which is the same as carryover basis. In the year ended December 31, 2020, the Company recorded an impairment loss of $1.8 million from the investment on FF Gene Biotech as the decline in the fair value of the investment compared to the pro forma carrying value is more than the current carrying value, and the Company believes the decline is other-than-temporary.

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

The Company accounts for its 30% interest in FF Gene Biotech using the equity method of accounting. The Company recorded its proportionate share of the losses of FF Gene Biotech for the year ended December 31, 2020 and 2019 in the accompanying Consolidated Statements of Operations, and recorded its contribution during the period, net of its proportionate share in the accumulated losses and impairment loss of FF Gene Biotech, in the accompanying Consolidated Balance Sheet as of December 31, 2020 and 2019. FF Gene Biotech provided curation services, on an arms-length basis, for the Company, the cost of such services was insignificant for the year ended December 31, 2020 and 2019.

Summary Financial Information

In the year ended December 31, 2020, FF Gene did not constitute 10 percent or more of the Company’s consolidated assets, equity or income from continuing operation, thus the results of operations of FF Gene were not significant to the Company. Summarized financial information for FF Gene Biotech for 2019 is as follows.

December 31,
2019
Consolidated Balance Sheet Data:	(in thousands)
Current assets	$3,007
Non-current assets	$4,457
Current liabilities	$3,748
Non-current liabilities	$889
Minority interest	$(426)
Stockholders' equity	$3,253

Year Ended December 31,
2019
Consolidated Statement of Operations Data:	(in thousands)
Net sales	$4,055
Gross profit	$1,354
Net loss	$(3,009)

Share of loss from investments accounted for using the equity method	$(777)

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

The Company initially accounted for its 25% interest in BostonMolecules using the equity method of accounting. The primary purpose of the investment was to gain access to certain technologies and products BostonMolecules was developing, however, after the investment was made, similar products became available in the market, and the development of BostonMolecules’ products was delayed. Since the current expected performance of BostonMolecules is significantly worse than anticipated when the investment was initially made and recoverability of the Company's investment is not expected, the Company determined its investment has been fully impaired. Total investment and direct costs associated with the investment were $2.6 million for the year ended December 31, 2020. The Company recorded the impairment loss using the equity method in the accompanying Consolidated Statements of Operations.

The Company also entered into a distribution agreement with BostonMolecules in June 2020, or the Distribution Agreement, and upon the closing of the aforementioned investment, the Distribution Agreement was amended and restated, as amended and restated, the Amended Distribution Agreement. Pursuant to the Amended Distribution Agreement, the Company will purchase, use and distribute COVID-19 test kits from BostonMolecules and offer a testing service using these test kits for its customers within the United States and Canada. Pursuant to the Amended Distribution Agreement, the Company may purchase the COVID-19 test kits from BostonMolecules at a price that is no less favorable than the lowest price charged by BostonMolecules to any third party in the United States and Canada for these test kits or their substantial equivalent during the same calendar year. The Company did not purchase any test kits from BostonMolecules in the year ended December 31, 2020.

Equity method investments as of December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020		2019
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
	(in thousands)		(in thousands)
FF Gene Biotech	$—	30%	$872	30%
BostonMolecules	—	25%	—	0%
Total equity method investments	$—		$872

Note 16. Equity Distribution Agreements

In August 2019, the Company entered into an Equity Distribution Agreement, or the 2019 Equity Distribution Agreement, with Piper Jaffray & Co., or Piper, as sales agent, which was amended on August 4, 2020. During the year ended December 31, 2019, the Company sold an aggregate of 104,000 shares of its common stock pursuant to the 2019 Equity Distribution Agreement at a weighted-average net selling price of $9.37 per share, which resulted in $979,000 of net proceeds to the Company. During the year ended December 31, 2020, the Company sold an aggregate of 1.1 million shares of its common stock pursuant to the 2019 Equity Distribution Agreement at a weighted-average net selling price of $38.50 per share, which resulted in $42.7 million of net proceeds to the Company. Shares sold under the 2019 Equity Distribution Agreement were offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-233227) filed with the SEC on August 12, 2019 and declared effective on August 23, 2019, and prospectus supplements and accompanying base prospectus filed with the SEC on August 30, 2019, May 6, 2020 and August 5, 2020.

In September 2020, the Company entered into an Equity Distribution Agreement, or the September 2020 Equity Distribution Agreement, with Piper as sales agent, pursuant to which the Company sold an aggregate of 2.8 million shares of its common stock at a weighted-average net selling price of $42.90 per share, which resulted in $122.1 million of net proceeds to the Company. Shares sold under the September 2020 Equity Distribution Agreement were offered and sold pursuant to the Company’s registration statement on Form S-3 (File No. 333-239964) filed with the SEC on July 21, 2020, as amended on August 5, 2020, and declared effective on August 12, 2020, and a prospectus supplement and accompanying base prospectus filed with the SEC on September 25, 2020.

In November 2020, the Company entered into an Equity Distribution Agreement, or the November 2020 Equity Distribution Agreement, with Piper, Oppenheimer & Co. Inc., and BTIG LLC, as sales agents, pursuant to which the Company may offer and sell, from time to time through Piper, shares of its common stock having an aggregate offering price of up to $175.0 million. Piper may receive a commission of up to 3% of the gross proceeds received by the Company for sales pursuant to the November 2020 Equity Distribution Agreement. During the year ended December 31, 2020, the Company sold an aggregate of 2.0 million shares of its common stock pursuant to the November 2020 Equity Distribution Agreement at a weighted-average net selling price of $48.70 per share, which resulted in $99.1 million of net proceeds to the Company. Shares sold under the November 2020 Equity Distribution Agreement were offered and sold pursuant to the Company’s registration statement on Form S-3 (File No. 333-239964) filed with the SEC on July 21, 2020, as amended on August 5, 2020, and declared effective on August 12, 2020, and a prospectus supplement and accompanying base prospectus filed with the SEC on November 20, 2020.

Note 17. Underwriting Agreement

On November 13, 2019, the Company entered into a purchase agreement with Piper as representative of the several underwriters, pursuant to which the Company sold 2,673,750 shares of its common stock at a price of $10.51875 per share, with a public offering price of $11.25 per share. The Company received net proceeds of approximately $27.6 million, after deducting underwriting discounts and commissions and offering expenses paid or payable by us of approximately $2.4 million. The shares issued and sold in the underwritten offering were sold pursuant to a shelf registration statement registered under the Securities Act on a registration statement on Form S-3 (File No. 333-233227), as amended, and a prospectus supplement and accompanying base prospectus filed with the SEC on November 13, 2019.

Note 18. Subsequent Event

Subsequent to December 31, 2020, the Company sold an aggregate of 582,650 shares of its common stock pursuant to the November 2020 Equity Distribution Agreement at a weighted-average selling price of $53.15 per share, which resulted in approximately $31.0 million of gross proceeds to the Company. Shares sold under the November 2020 Equity Distribution Agreement were offered and sold pursuant to the Company’s registration statement on Form S-3 (File No. 333-239964) filed with the SEC on July 21, 2020, as amended on August 5, 2020, and declared effective on August 12, 2020, and a prospectus supplement and accompanying base prospectus filed with the SEC on November 20, 2020.

Note 19. Selected Quarterly Financial Data (Unaudited)

The tables below set forth the Company’s quarterly Consolidated Statements of Operations data for the eight quarters ended December 31, 2020. In the opinion of management, this quarterly data has been prepared on the same basis as the accompanying consolidated financial statements and includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the report in which these consolidated financial statements are included for descriptions of the effects of any extraordinary, unusual or infrequently occurring items recognized in any of the periods covered by this data. The results for any one quarter are not indicative of the results to be expected in the current period or any future period.

	Three Months Ended
	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenue	$294,978	$101,716	$17,265	$7,753	$8,387	$10,347	$8,424	$5,370
Cost of revenue	51,772	26,261	7,717	4,057	3,634	3,885	3,620	2,968
Gross profit	243,206	75,455	9,548	3,696	4,753	6,462	4,804	2,402
Operating expenses:
Research and development	4,576	3,177	1,849	1,978	1,795	1,744	1,574	1,424
Selling and marketing	5,081	5,014	3,260	1,597	1,635	1,687	1,304	1,272
General and administrative	7,640	3,741	1,799	2,035	1,732	1,522	1,631	1,529
Total operating expenses	17,297	11,932	6,908	5,610	5,162	4,953	4,509	4,225
Operating income (loss)	225,909	63,523	2,640	(1,914)	(409)	1,509	295	(1,823)
Interest and other income, net	589	421	275	241	249	189	192	207
Income (loss) before income taxes, equity earnings (loss) in investee and impairment loss	226,498	63,944	2,915	(1,673)	(160)	1,698	487	(1,616)
Provision for (benefit from) income taxes	58,571	14,526	(599)	34	(38)	61	7	13
Income (loss) before equity earnings (loss) in investee and impairment loss	167,927	49,418	3,514	(1,707)	(122)	1,637	480	(1,629)
Equity earnings (loss) in investee	143	(189)	(193)	(249)	(174)	(175)	(149)	(279)
Impairment loss in equity-method investment	(1,763)	(2,591)	—	—	—	—	—	—
Net income (loss)	$166,307	$46,638	$3,321	$(1,956)	$(296)	$1,462	$331	$(1,908)

Net income (loss) per common share:
Basic	$6.55	$2.11	$0.15	$(0.09)	$(0.01)	$0.08	$0.02	$(0.10)
Diluted	$6.16	$1.98	$0.14	$(0.09)	$(0.01)	$0.08	$0.02	$(0.10)