Form 10-Q
period 2021-03-31
Fulgent Genetics, Inc.
filed 2021-05-07
CIK 1674930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 1, 2021, there were 29,005,206 outstanding shares of the registrant’s common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FULGENT GENETICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value data)

(unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$151,461	$87,426
Marketable securities	258,317	211,941
Trade accounts receivable, net of allowance for credit losses of $3,850 and $1,898 as of March 31, 2021 and December 31, 2020, respectively	216,509	183,857
Other current assets	32,853	40,392
Total current assets	659,140	523,616
Marketable securities, long-term	287,626	132,502
Fixed assets, net	46,987	40,199
Other long-term assets	5,330	4,144
Total assets	$999,083	$700,461
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$17,440	$26,488
Income tax payable	120,522	53,319
Contract liabilities	13,960	26,576
Customer deposit	17,001	185
Investment margin loan	15,048	15,019
Other current liabilities	12,559	8,528
Total current liabilities	196,530	130,115
Unrecognized tax benefits	474	377
Other long-term liabilities	513	582
Total liabilities	197,517	131,074
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value per share, 50,000 shares authorized, 28,989 and 28,178 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	3	3
Preferred stock, $0.0001 par value per share, 1,000 shares authorized, no shares issued or outstanding at March 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	450,855	418,065
Accumulated other comprehensive income (loss)	(216)	438
Retained earnings	350,924	150,881
Total stockholders’ equity	801,566	569,387
Total liabilities and stockholders’ equity	$999,083	$700,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$359,429	$7,753
Cost of revenue	74,075	4,057
Gross profit	285,354	3,696
Operating expenses:
Research and development	5,422	1,978
Selling and marketing	5,008	1,597
General and administrative	8,002	2,035
Total operating expenses	18,432	5,610
Operating income (loss)	266,922	(1,914)
Interest and other income, net	282	241
Income (loss) before income taxes and equity loss in investee	267,204	(1,673)
Provision for income taxes	66,513	34
Income (loss) before equity loss in investee	200,691	(1,707)
Equity loss in investee	—	(249)
Net income (loss)	$200,691	$(1,956)

Net income (loss) per common share:
Basic	$6.96	$(0.09)
Diluted	$6.52	$(0.09)

Weighted-average common shares:
Basic	28,831	21,566
Diluted	30,770	21,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$200,691	$(1,956)
Other comprehensive loss:
Foreign currency translation loss	—	(3)
Net unrealized loss on marketable securities, net of tax	(654)	(336)
Comprehensive income (loss)	$200,037	$(2,295)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Stockholders' Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
Balance at December 31, 2020	28,178	$3	$418,065	$438	$150,881	$569,387
Equity-based compensation	—	—	2,962	—	—	2,962
Exercise of common stock options	45	—	44	—	—	44
Restricted stock awards	187	—	—	—	—	—
Common stock withholding for employee tax obligations	(4)	—	(513)	—	—	(513)
Issuance of common stock at an average of $52.00 per share, net	583	—	30,297	—	—	30,297
Other comprehensive gain (loss)	—	—	—	(654)	—	(654)
Cumulative effect of accounting change	—	—	—	—	(887)	(887)
Cumulative tax effect of accounting change	—	—	—	—	239	239
Net income	—	—	—	—	200,691	200,691
Balance at March 31, 2021	28,989	$3	$450,855	$(216)	$350,924	$801,566

	Stockholders' Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
Balance at December 31, 2019	21,483	$2	$146,058	$146	$(63,429)	$82,777
Equity-based compensation	—	—	924	—	—	924
Exercise of common stock options	33	—	12	—	—	12
Restricted stock awards	159	—	—	—	—	—
Repurchases of capital stock	(3)	—	(46)	—	—	(46)
Other comprehensive gain (loss)	—	—	—	(339)	—	(339)
Net loss	—	—	—	—	(1,956)	(1,956)
Balance at March 31, 2020	21,672	$2	$146,948	$(193)	$(65,385)	$81,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flow from operating activities:
Net income (loss)	$200,691	$(1,956)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity-based compensation	2,962	924
Depreciation	1,922	569
Noncash lease expense	82	108
Loss on disposal of fixed asset	223	—
Amortization of premium of marketable securities	1,303	105
Provision for credit losses	1,064	121
Deferred taxes	(786)	—
Unrecognized tax benefits	96	—
Holding loss on equity securities	345	—
Equity loss in investee	—	249
Other	(8)	(42)
Changes in operating assets and liabilities:
Trade accounts receivable	(34,595)	104
Other current and long-term assets	(9,109)	(924)
Accounts payable	(6,256)	1,907
Income tax payable	67,203	34
Other current liabilities	3,924	268
Contract liabilities	(12,616)	—
Customer deposit	16,816	—
Operating lease liabilities	(82)	(101)
Net cash provided by operating activities	233,179	1,366
Cash flow from investing activities:
Purchases of fixed assets	(11,492)	(796)
Proceeds from sale of fixed assets	13	—
Purchase of marketable securities	(219,470)	(7,992)
Maturities of marketable securities	14,458	4,926
Net cash used in investing activities	(216,491)	(3,862)
Cash flow from financing activities:
Proceeds from (payment for) public offerings of common stock, net of issuance costs	47,787	(130)
Proceeds from exercise of stock options	44	12
Repurchases of capital stock	(513)	(46)
Borrowing under margin account	29	—
Net cash provided by (used in) financing activities	47,347	(164)
Effect of exchange rate changes on cash and cash equivalents	—	(3)
Net increase (decrease) in cash and cash equivalents	64,035	(2,663)
Cash and cash equivalents at beginning of period	87,426	11,965
Cash and cash equivalents at end of period	$151,461	$9,302
Supplemental disclosures of cash flow information:
Income taxes paid	$33	$—
Supplemental disclosures of non-cash investing and financing activities:
Purchases of fixed assets in accounts payable	$801	$43
Operating lease right-of-use assets obtained in exchange for lease liabilities	$368	$—
Operating lease right-of-use assets reduced due to lease modification	$185	$—
Purchase of marketable securities in other current liabilities	$—	$500
Public offerings costs included in accounts payable	$50	$1

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

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements as of and for the fiscal year ended December 31, 2020, which are included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 8, 2021, or 2020 Annual Report, and, in the opinion of management, include all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the Company’s financial position and results of operations. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or any other period. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2020 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the disclosures required by U.S. GAAP. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements included in the 2020 Annual Report, including the notes thereto.

Note 2. Summary of Significant Accounting Policies

See the summary of the Company’s significant accounting policies set forth in the notes to its consolidated financial statements included in the 2020 Annual Report.

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

On an on-going basis, management evaluates its estimates, primarily those related to: (i) revenue recognition criteria, (ii) trade accounts receivable and allowances for credit losses, (iii) the useful lives of fixed assets, (iv) estimates of tax liabilities and (v) the valuation of equity method investments.

Foreign Currency Translation and Foreign Currency Transactions

The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive income (loss) in the accompanying Condensed Consolidated Statements of Stockholders’ Equity. Gains and losses from these translations were not significant in the first quarters of 2021 and 2020. The Company and its subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property and nonmonetary assets and liabilities at historical rates. Losses from these remeasurements were not significant for the first quarter of 2021. Losses from these remeasurements were $85,000 in the first quarter of 2020.

Leases

The Company determines if an arrangement is a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset. Operating lease right-of-use, or ROU, asset, short-term lease liabilities, and long-term lease liabilities were included in other long-term assets, other current liabilities, and other long-term liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheets.

Lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term, including options to extend the lease when it is reasonably certain that the Company will exercise that option. The Company uses its incremental borrowing rate based on the information available at the commencement date, including inquiries with its bank, in determining the present value of lease payments since its leases do not provide an implicit rate. The lease ROU asset includes any base rent payments made and excludes lease incentives and variable operating expenses. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company leases out space in buildings it owns in El Monte, California, to third-party tenants under noncancelable operating leases and has leased out such space since the Company purchased such buildings. The Company determines whether a lease exists at inception. The Company recognizes lease payments as income over the lease terms on a straight-line basis and recognizes variable lease payments as income in the period in which the changes in facts and circumstances on which the variable lease payment are based occur. The net rental income is included in the interest and other income, net, in the accompanying Condensed Consolidated Statement of Operations.

Concentration of Customers

In certain periods, a small number of customers have accounted for a significant portion of the Company’s revenue. In the first quarter of 2021, after aggregating customers that are under common control or are affiliates, one customer contributed 25% of the Company’s revenue. In the first quarter of 2020, after aggregating customers that are under common control or are affiliates, no customer contributed 10% or more of the Company’s revenue. No customer comprised 10% or more of total trade accounts receivable as of March 31, 2021 and December 31, 2020. Revenue from the U.S. government was less than 10% of total revenue in the first quarters of 2021 and 2020.

Revenue from Contracts with Customers

Disaggregation of Revenue

The Company classifies its customers into three payor types: (i) Insurance, (ii) Institutional, including hospitals, medical institutions, other laboratories, governmental bodies, municipalities and large corporations, or (iii) Patients who pay directly, as the Company believes this best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. The following table summarizes revenue from contracts with customers by payor type for the first quarters of 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Testing Services by payor
Insurance	$207,558	$134
Institutional	151,569	7,478
Patient	302	141
Total Revenue	$359,429	$7,753

Contract Balances

Receivables from contracts with customers - As of March 31, 2021 and December 31, 2020, receivables from contracts with customers were approximately $216.5 million and $183.9 million, respectively, and are included within trade accounts receivable on the Condensed Consolidated Balance Sheets.

Contracts assets and liabilities - As of March 31, 2021 and December 31, 2020, contract assets from contracts with customers were $506,000 and $1.4 million, respectively, associated with contract execution and certain costs to fulfill a contract, which is included in other current assets in the accompanying Condensed Consolidated Balance Sheets. Contract liabilities are recorded when the Company receives payment or bills prior to completing its obligation to transfer goods or services to a customer. The Company had $14.0 million and $26.6 million of contract liabilities as of March 31, 2021 and December 31, 2020, respectively. Revenues of $18.8 million and $242,000 for the first quarters of 2021 and 2020, respectively, related to contract liabilities at the beginning of the respective periods were recognized.

Transaction Price Allocated to Future Performance Obligations

The Company does not have material future obligations associated with testing services that extend beyond one year.

Reagents and Supplies

The Company maintains reagents and other consumables primarily used in sample collections and testing which are valued at the lower of cost or net realizable value. Cost is determined using actual costs on a first-in, first-out basis. The reagents and supplies was $25.7 million and $16.5 million as of March 31, 2021 and December 31, 2020, respectively, and was included in other current assets in the accompanying Condensed Consolidated Balance Sheets.  While the Company has not experienced significant disruption in its supply chain and the Company does not yet know the full impact COVID-19 will have on its supply chain, the Company has increased its reagents and supplies on hand to respond to potential future disruptions that may occur.

Customer Deposit

Customer deposit in the accompanying Condensed Consolidated Balance Sheets consists primarily of payments received from customers in excess of their outstanding trade accounts receivable balances.

Trade Accounts Receivable and Allowance for Credit Losses

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains an allowance for credit losses for expected uncollectible trade accounts receivable, which is recorded as an offset to trade accounts receivable and changes in allowance for credit losses are classified as a general and administrative expense in the accompanying Condensed Consolidated Statements of Operations. The Company assesses collectability by reviewing trade accounts receivable on a collective basis where similar risk characteristics exist and on an individual basis when it identifies specific customers that have deterioration in credit quality such that they may no longer share similar risk characteristics with the other receivables. In determining the amount of the allowance for credit losses, the Company uses a probability-of-default and loss given default model, which allows the ability to define a point of default and measure credit losses for receivables that have reached the point of default for purposes of calculating the allowance for credit losses. Loss given default represents the likelihood that a receivable that has reached the point of default will not be collected in full. The Company will update its probability-of-default and loss given default factors annually to incorporate the most recent historical data and adjusts the quantitative portion of the reserve through its qualitative reserve overlay. The Company looks at qualitative factors such as general economic conditions in determining expected credit losses. During the first quarter of 2021, the Company recorded $1.1 million provision for credit losses for trade accounts receivable.

Marketable Securities

All marketable debt securities, which consist of corporate debt securities, U.S. government agency debt securities, and Yankee debt securities issued by foreign governments or entities and denominated in U.S. dollars, have been classified as “available for sale”, and are carried at fair value. Unrealized gains and losses, net of any related tax effects, are excluded from earnings and are included in other comprehensive income (loss) and reported as a separate component of stockholders’ equity until realized. Realized gains and losses on marketable debt securities are included in interest and other income, net, in the accompanying Condensed Consolidated Statements of Operations. The cost of any marketable debt securities sold is based on the specific-identification method. The amortized cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest on marketable debt securities is included in interest and other income, net. In accordance with the Company’s investment policy, management invests to diversify credit risk and only invests in securities with high credit quality, including U.S. government securities, and the maximum final maturity from the date of purchase is three years.

The Company’s investments in marketable equity securities are measured at fair value with the related gains and losses, realized and unrealized, recognized in interest and other income, net, in the accompanying Condensed Consolidated Statements of Operations. The cost of any marketable equity securities sold is based on the specific-identification method.

The Company will recognize an allowance for credit losses on available-for-sale debt securities on an individual basis, and no longer consider other-than-temporary impairment or immediately reduce the cost basis of the investment provided that it is more likely than not that the security will be held to recovery or maturity. Further, the Company will recognize any improvements in estimated credit losses on available-for-sale debt securities immediately in earnings and reduce the existing allowance for credit losses. Previously, a recovery of an impairment loss on an available-for-sale debt security was recognized prospectively as interest income. The Company will disaggregate its available-for-sale debt securities into the following categories: corporate debt, government and agency securities and money market funds. The Company’s corporate bonds are comprised of predominantly high-grade corporate bonds while its government and agency securities are U.S. treasury bonds, and U.S. agency bonds. The Company has analyzed both corporate bonds and government and agency securities and identified that both types of securities have similar risk characteristics in that they are traded infrequently and have contractual interest rates and maturity dates. Money market funds are actively traded and short-term, and as such, the risk for these securities is not as high as for the other two security types.

In determining the impairment, the Company reviews and assesses its available-for-sale debt securities. Management reviews credit rating changes, securities trends, interest rate movements and unrealized loss at the security level. If any of these give rise to a potential credit concern, the Company performs a discounted cash flow analysis to determine the credit portion of the impairment. The discounted cash flow analysis will be performed either internally or through the assistance of a third party. Once the credit component of the impairment is determined, the Company will record the impaired amount as an allowance to the available-for-sale debt securities balance and as a charge to interest and other income, net, in the accompanying Condensed Consolidated Statements of Operations, not to exceed the amount of the unrealized loss. The Company assesses expected credit losses at the end of each reporting period and adjusts the allowance through interest and other income, net.

Recently Adopted Accounting Pronouncements

ASU No. 2016-13

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, or ASU No. 2016-13. ASU No. 2016-13 replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those reporting periods for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application of the amendments is permitted. The Company adopted ASU 2016-13 using the modified retrospective approach as of January 1, 2021. The cumulative effect upon adoption was $887,000 to the retained earnings in the accompanying Condensed Consolidated Statements of Stockholders’ Equity and trade accounts receivable, net, in the accompanying Condensed Consolidated Balance Sheets. The cumulative tax effective was $239,000 to retained earnings and deferred tax assets included in other long-term assets in the accompanying Condensed Consolidated Balance Sheets. There was no impact related to available-for-sale debt securities.

ASU No. 2019-12

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which is intended to reduce the complexity of accounting standards while maintaining or enhancing the helpfulness of information provided to financial statement users.  The amendment in this ASU simplifies the accounting for income taxes by removing some exceptions including the incremental approach for intraperiod tax allocation, the requirement to recognize a deferred tax liability for equity method investments, the ability not to recognize a deferred tax liability for a foreign subsidiary, and the general methodology for calculating income taxes in an interim period. Other changes include requiring entities to recognize franchise tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, evaluate tax basis step-up in goodwill obtained in a transaction that is not a business combination, and reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date, making minor codification improvements for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method, and specifying that an entity is not required to allocate the consolidated current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements. For public business entities, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 with early adoption permitted. The Company adopted ASU 2019-12 in the first quarter of 2021, and the adoption had no material impact to the Company’s condensed consolidated financial statements.

Note 3. Marketable Securities

The Company’s marketable securities consisted of the following:

	March 31, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Marketable securities:
Short-term
Equity securities
Bond fund	$163,079	$—	$(429)	$162,650
Exchange traded funds	17,629	—	(5)	17,624
Available-for-sale debt securities
Money market accounts	54,547	—	—	54,547
Corporate debt securities	77,871	194	(22)	78,043
Less: Cash equivalents	(54,547)	—	—	(54,547)
Total short-term marketable securities	258,579	194	(456)	258,317
Long-term
Corporate debt securities	278,907	285	(736)	278,456
Yankee debt securities	9,242	—	(72)	9,170
Total long-term marketable securities	288,149	285	(808)	287,626
Total marketable securities	$546,728	$479	$(1,264)	$545,943

	December 31, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
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

Gross unrealized losses on the Company’s marketable securities were $1.3 million as of March 31, 2021. Gross unrealized losses on the Company’s marketable securities were $298,000 as of December 31, 2020. The Company currently does not intend to sell these securities prior to maturity. During the first quarter of 2021, the Company did not recognize credit losses.

The Company’s securities of $420.2 million are used as collateral for an outstanding margin account borrowing. As of March 31, 2021, the Company had an outstanding borrowing of $15.0 million under its margin account. Margin account borrowings were used for the purchase of real property located in El Monte, California in 2020.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the three-tier fair value hierarchy:

	March 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Marketable securities and cash equivalents:
Bond Fund	$162,650	$162,650	$—	$—
Exchange traded funds	17,624	17,624	—	—
Corporate debt securities	356,499	—	356,499	—
Yankee debt securities	9,170	—	9,170	—
Money market accounts	54,547	54,547	—	—
Total marketable securities and cash equivalents	$600,490	$234,821	$365,669	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Marketable securities and cash equivalents:
Bond Fund	$153,185	$153,185	$—	$—
Exchange traded funds	17,609	17,609	—	—
Corporate debt securities	166,599	—	166,599	—
U.S. government agency debt securities	1,002	—	1,002	—
Yankee debt securities	6,048	—	6,048	—
Money market accounts	47,461	47,461	—	—
Total marketable securities and cash equivalents	$391,904	$218,255	$173,649	$—

The Company’s Level 1 assets include marketable equity securities and money market instruments and are valued based upon observable market prices. Level 2 assets consist of U.S. government agency debt securities, corporate debt securities and Yankee debt securities. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. As of March 31, 2021, the Company had no investments that were measured using unobservable (Level 3) inputs.

There were no transfers between fair value measurement levels during the first quarter of 2021.

Note 5. Fixed Assets

Major classes of fixed assets consisted of the following:

		March 31,	December 31,
	Useful Lives	2021	2020
		(in thousands)
Medical lab equipment	5 Years	$26,568	$20,849
Building	39 Years	6,731	6,731
Aircraft	7 Years	6,503	6,503
Computer hardware	3 Years	3,948	3,699
Leasehold improvements	Shorter of lease term or estimated useful life	1,618	1,580
Furniture and fixtures	2 to 5 Years	903	454
Automobile	2 to 5 Years	715	53
Building improvements	6 months to 5 Years	707	707
Computer software	3 to 5 Years	594	541
Land improvements	5 to 15 Years	403	403
General equipment	3 to 5 Years	44	44
Land		7,500	7,500
Assets not yet placed in service		3,592	2,055
Total		59,826	51,119
Less: Accumulated depreciation		(12,839)	(10,920)
Property and equipment, net		$46,987	$40,199

Depreciation expense on fixed assets totaled $1.9 million and $569,000 for the first quarters of 2021 and 2020, respectively.

Note 6. Other Current Assets

Other current assets consisted of the following:

	March 31,	December 31,
	2021	2020
	(in thousands)
Reagents and supplies	$25,684	$16,491
Prepaid expenses	4,515	3,682
Marketable securities interest receivable	2,133	1,016
Contract assets	506	1,379
Prepaid income taxes	14	14
Other receivable	1	17,810
Total	$32,853	$40,392

Reagents and supplies includes reagents and consumables used for COVID-19 testing and genetics testing and collection kits for COVID-19 testing. Other receivable primarily consists of proceeds to be received from public offerings of the Company’s common stock as of December 31, 2020.

Note 7. Reporting Segment and Geographic Information

The Company views its operations and manages its business in one reporting segment. Long-lived assets were primarily located in the United States, or U.S., as of March 31, 2021 and December 31, 2020 with an insignificant amount located in Canada. Revenue by region was as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Revenue:
United States	$357,537	$5,639
Foreign	1,892	2,114
Total	$359,429	$7,753

Note 8. Debt, Commitments and Contingencies

Debt

As of March 31, 2021, the Company had an outstanding borrowing of $15.0 million under its margin account with the custodian of the Company’s marketable debt security investment account, Pershing Advisor Solutions, LLC, a BNY Mellon Company. Margin account borrowings were used for the purchase of real property located in El Monte, California in 2020. The securities in the brokerage account were used as collateral for the margin loan. The custodian can issue a margin call at any time. The interest rate on the margin loan was the effective federal funds rate, or EFFR, plus a spread, and the EFFR and/or the spread can be changed by Bank of New York at any time. The interest was 1% at the time of withdrawal of $15.0 million from the margin account, and the interest rate at March 31, 2021 was less than 1%. The Company did not make any other withdrawals from the margin account, and the outstanding balance of $15.0 million is included in the accompanying Condensed Consolidated Balance Sheets. The related interest expenses for the first quarter of 2021 were $29,000.

Operating Leases

See Note 9, Leases, for further information.

FF Gene Biotech

See Note 14, Equity Method Investments, for a description of the Company’s commitments related to its joint venture, FF Gene Biotech, as defined in Note 13, Related Parties.

Purchase Obligations

As of March 31, 2021, the Company had non-cancelable purchase obligations of $25.4 million, of which, $22.8 million for reagents and other supplies and $1.4 million for medical lab equipment are payable within twelve months, and $1.2 million for reagents is payable within the next twenty-four months.

Contingencies

From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the outcome of these matters would not have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

Note 9. Leases

Lessee

The Company is party as a lessee to various non-cancelable operating leases with varying terms through October 2025 primarily for office space and equipment. The Company has an option to renew one of these leases for one year after its expiration. On a lease-by-lease basis, the Company considers such options, which may be elected at the Company’s sole discretion, in determining the lease term. The Company does not have any finance leases or leases with variable lease payments. The Company’s lease agreements do not contain any residual value guarantees, material restrictive covenants, bargain purchase options or asset retirement obligations.

The Company’s headquarters are located in Temple City, California, which is comprised of various corporate offices and a laboratory certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, accredited by the College of American Pathologists, or CAP, and licensed by the State of California Department of Public Health. Another CLIA-certified laboratory is located in Houston, Texas. Additional offices are located in Atlanta, Georgia and are used for certain report generation functions.

During the first quarter of 2021, the Company entered into one long-term operating lease. Upon entering into this lease, the Company recorded lease ROU assets of $368,000 and short-term and long-term lease liabilities of $125,000 and $243,000, respectively. The Company extended the lease for its headquarters for another two years to January 31, 2023. The Company also entered into various short-term operating leases for additional office, laboratory, parking and storage space during the first quarter of 2021 and elected short-term lease recognition exemption for these leases.

The operating lease right-of-use asset, short-term lease liabilities, and long-term lease liabilities as of March 31, 2021 and December 31, 2020 were as follows:

	March 31,	December 31,
	2021	2020
	(in thousands)
Operating lease right-of-use asset	$928	$828
Operating lease liabilities, short term	$437	$267
Operating lease liabilities, long term	$499	$568

The following was operating lease expense:

	Three months ended March 31,
	2021	2020
	(in thousands)
Operating lease cost	$69	$149
Short-term lease cost	131	—
Total lease cost	$200	$149

Supplemental information related to leases was the following:

March 31, 2021
Weighted average remaining lease term - operating leases	2.2 years
Weighted average discount rate - operating leases	3.41%

The following is a maturity analysis of operating lease liabilities using undiscounted cash flows on an annual basis with renewal periods included:

Operating Leases
(in thousands)
Year Ending December 31,
2021 (remaining 9 months)	$345
2022	463
2023	159
2024	2
2025	2
2026	1
Thereafter	—
Total lease payments	972
Less imputed interest	(36)
Total	$936

Lessor

The Company leases out space in buildings it owns to third-party tenants under noncancelable operating leases and has leased out such space since the Company purchased such buildings in October 2020. As of March 31, 2021, the remaining lease terms left range from 1 month to 3 years and 9 months including renewal options and may include rent escalation clauses. Lease income primarily represents fixed lease payments from tenants recognized on a straight-line basis over the application lease term. Variable lease income represents tenant payments for real estate taxes, insurance and maintenance.

The lease income was $157,000 for the three months ended March 31, 2021, which was included in interest and other income, net, in the accompanying Condensed Consolidated Statements of Operations. Total lease income was as follows:

	Three months ended March 31,
	2021	2020
	(in thousands)
Lease income	$156	$—
Variable lease income	1	—
Total lease income	$157	$—

Future fixed lease payments from tenants for all noncancelable operating leases as of March 31, 2021 are as follows:

Lease Payments
from Tenants
(in thousands)
Year Ending December 31,
2021 (remaining 9 months)	$174
2022	190
2023	95
2024	61
Total	$520

Note 10. Equity-Based Compensation

The Company has included equity-based compensation expense as part of cost of revenue and operating expenses in the accompanying Condensed Consolidated Statements of Operations as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cost of revenue	$674	$231
Research and development	1,223	312
Selling and marketing	426	171
General and administrative	639	210
Total	$2,962	$924

Note 11. Provision for Income Taxes

The effective tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur. The annual effective tax rate is based upon several significant estimates and judgments, including the estimated annual pre-tax income of the Company in each tax jurisdiction in which it operates, and the development of tax planning strategies during the year. In addition, the Company’s tax expense can be impacted by changes in tax rates or laws and other factors that cannot be predicted with certainty. As such, there can be significant volatility in interim tax provisions.

The Company recorded consolidated provision for income taxes of $66.5 million and $34,000 during the first quarters of 2021 and 2020, respectively, or 25% of earnings before income taxes for the first quarter of 2021, compared to -2% of loss before income taxes and equity loss in investee for the first quarter of 2020. The change in effective tax rate for the first quarter of 2021, relative to 2020, was primarily attributable to a significant increase in income for the first quarter of 2021, partially offset by increased windfall tax deductions related to stock-based compensation.

The Company is not currently under examination by any major income tax jurisdiction. During 2021, the statutes of limitations will lapse on the Company's 2017 Federal tax year and certain 2016 and 2017 state tax years. The Company does not believe the Federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the interim financial statements for the three months ended March 31, 2021 and 2020.

Note 12. Income (Loss) per Share

The following table presents the calculation of basic and diluted income (loss) per share for the first quarters of 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands, except per share data)
Net income (loss)	$200,691	$(1,956)
Weighted-average common shares—outstanding, basic	28,831	21,566
Weighted-average common shares—outstanding, diluted	30,770	21,566
Net income (loss) per common share, basic	$6.96	$(0.09)
Net income (loss) per common share, diluted	$6.52	$(0.09)

The following securities have been excluded from the calculation of diluted income (loss) per share because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Options	—	307
Restricted Stock Units	37	1,367

The anti-dilutive shares described above were calculated using the treasury stock method. Due to the Company’s net loss position during the first quarter of 2020, all outstanding stock options and restricted stock units were excluded from the weighted-average share calculation.

Note 13. Related Parties

Linda Marsh, who is a member of the Company’s board of directors, is currently the Senior Executive Vice President of AHMC Healthcare Inc., or AHMC. The Company performs genetic testing and other testing services, on an arms-length basis, for AHMC, and the Company recognized $1.1 million in revenue in the first quarter of 2021. As of March 31, 2021, and December 31, 2020, $1.8 million was owed to the Company by AHMC, which is included in trade accounts receivable, net, in the accompanying Condensed Consolidated Balance Sheets, in connection with this relationship.

As more fully described in Note 14, Equity Method Investments, in April 2017, the Company, through an affiliated company formed for the purpose of the relationship, entered into a cooperation agreement, or JV Agreement, with Xilong Scientific Co., Ltd., or Xilong Scientific, and Fuzhou Jinqiang Investment Partnership (LP), or FJIP, to form a joint venture under the laws of the People’s Republic of China, or PRC, called Fujian Fujun Gene Biotech Co., Ltd., or FF Gene Biotech. Xilong Scientific is an affiliate of Xi Long USA, Inc., a company which at one point owned greater than 10% of the Company’s common stock.  XiLong USA, Inc. has since reported beneficial ownership of 4.92% of the Company’s common stock in a Schedule 13G filed with the SEC on June 12, 2020. FJIP was owned by key management of FF Gene Biotech, including Dr. Han Lin Gao, the Chief Scientific Officer and a large stockholder of the Company and the owner of approximately 25% of FJIP.

The Company and Fulgent Pharma LLC, the Company’s former subsidiary, are party to shared services arrangements where research and development and administrative services and office space and equipment are provided between the companies, on an arms-length basis. Ming Hsieh is the Manager and a member of Fulgent Pharma LLC. During the first quarter of 2021, the cost of research development services rendered by Fulgent Pharma LLC for the Company was $108,000. Amounts for services performed by the Company for Fulgent Pharma LLC were not significant during the first quarters of 2021 and 2020. As of March 31, 2021, and December 31, 2020, $494,000 and $409,000, respectively, were owed to Fulgent Pharma LLC by the Company, which are included in accrued liabilities in the accompanying Condensed Consolidated Balance Sheets, in connection with these relationships.

Note 14. Equity Method Investments

FF Gene Biotech

April 2017, the Company, through an affiliated company formed for the purpose of the relationship, entered into the JV Agreement with Xilong Scientific and FJIP to form FF Gene Biotech, a joint venture formed under the laws of China to offer genetic testing services to customers in China. Pursuant to the terms of the JV Agreement, the Company has agreed to contribute to FF Gene Biotech genetic sequencing and other equipment with a total cost of 60.0 million renminbi, or RMB, over a five-year period for a 30% ownership interest in FF Gene Biotech, previously three-year per original agreement and amended in April 2019, Xilong Scientific has agreed to contribute to FF Gene Biotech 102.0 million RMB over a five-year period for a 51% ownership interest in the FF Gene Biotech, previously three-year per original agreement and amended in April 2019, and FJIP has agreed to contribute to FF Gene Biotech 19.0 million RMB over a ten-year period for a 19% ownership interest in FF Gene Biotech, previously five-year per original agreement and amended in April 2019. The Company’s maximum exposure to fund losses of FF Gene Biotech as a result of its minority ownership of this entity is equal to its contribution obligation under the JV Agreement as described above. As of March 31, 2021, 29.7 million RMB (or approximately $4.5 million U.S. dollars) remained to be contributed to FF Gene Biotech by the Company under the terms of the JV Agreement. To date, the Company has purchased and contributed equipment with an aggregate fair value of $4.5 million pursuant to its contribution commitment under the JV Agreement. The Company accounted for this contribution in accordance with ASC 845, Nonmonetary Transactions, and recorded an investment based on the fair value of the contributed equipment, which is the same as carryover basis.

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

The Company accounts for its 30% interest in FF Gene Biotech using the equity method of accounting. The Company recorded an impairment loss to bring down the carrying value to zero in 2020 as the decline in the fair value of the investment compared to the pro forma carrying value is more than the carrying value as of December 31, 2020, and the Company believes the decline is other-than-temporary.

BostonMolecules, Inc.

In September 2020, the Company entered into a Series A Preferred Stock Purchase Agreement with BostonMolecules, Inc., or BostonMolecules, a Delaware corporation, pursuant to which the Company purchased 333 shares of Series A Preferred Stock of BostonMolecules, $0.0001 par value per share, or the BostonMolecules Shares, at a purchase price of $7,500 per share and an aggregate purchase price of $2.5 million. The BostonMolecules Shares represent an approximate 25% ownership interest in BostonMolecules.

The Company initially accounted for its 25% interest in BostonMolecules using the equity method of accounting and subsequently recorded an impairment loss to bring down the carrying value to zero in 2020.

Equity method investments as of March 31, 2021 and December 31, 2020, consisted of 30% ownership interest in FF Gene Biotech and 25% ownership interest in BostonMolecules, and the carrying value of both investments was zero due to impairment losses recorded in 2020.

Note 15. Equity Distribution Agreement

In November 2020, the Company entered into an Equity Distribution Agreement, or the November 2020 Equity Distribution Agreement, with Piper Sandler & Co. (f/k/a Piper Jaffray & Co.), Oppenheimer & Co. Inc., and BTIG LLC, as sales agents, pursuant to which the Company may offer and sell, from time to time through Piper, shares of its common stock having an aggregate offering price of up to $175.0 million. Piper may receive a commission of up to 3% of the gross proceeds received by the Company for sales pursuant to the November 2020 Equity Distribution Agreement. During the first quarter of 2021, the Company sold approximately 583,000 shares of its common stock pursuant to the November 2020 Equity Distribution Agreement at a weighted-average net selling price of $52.00.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included in this report. Additionally, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the Securities and Exchange Commission in preparing this discussion and analysis, we presume that readers have access to and have read the discussion and analysis of our financial condition and results of operations included in our annual report on Form 10-K for our fiscal year ended December 31, 2020 filed with the SEC on March 8, 2021, or the 2020 Annual Report. As used in this discussion and analysis and elsewhere in this report, unless the context otherwise requires, the terms “Fulgent,” the “Company,” “we,” “us” and “our” refer to Fulgent Genetics, Inc. and its consolidated subsidiaries.

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

Overview

We are a technology company offering large-scale COVID-19 testing services and comprehensive genetic testing to provide physicians with clinically actionable diagnostic information they can use to improve the quality of patient care. We have developed a proprietary technology platform that allows us to offer a broad and flexible test menu and continually expand and improve our proprietary genetic reference library, while maintaining accessible pricing, high accuracy and competitive turnaround times. Combining NGS with our technology platform, we perform full-gene sequencing with deletion/duplication analysis in single-gene tests; pre-established, multi-gene, disease-specific panels; and customized panels that can be tailored to meet specific customer needs. We believe our test menu offers more genes for testing than our competitors in today’s market, which enables us to provide expansive options for test customization and clinically actionable results. We believe our test menu offers more genes for testing than our competitors in today’s market, which enables us to provide expansive options for test customization and clinically actionable results.

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

Since March 2020, we have offered several tests for the detection of SARS-CoV-2, the virus that causes COVID-19, including NGS and RT-PCR-based tests. To date, we have processed orders for our COVID-19 tests from a variety of customers, including governmental bodies, municipalities, and large corporations. In 2020, we established and operated COVID-19 testing sites for certain customers including the County of Los Angeles and the New York City public school system. We also offer at-home COVID-19 testing services through our Picture Genetics platform that is used by many customers, including individuals and large organizations, such as the New York City Test and Trace program.

We offer tests at competitive prices, averaging approximately $95 per billable test delivered in the first quarter of 2021, and at a lower cost to us than many of our competitors, averaging approximately $20 per billable test delivered in the first quarter of 2021. Our volume has grown rapidly since our commercial launch, with 3.8 million billable tests delivered in the first quarter of 2021, compared to 13,000 billable tests delivered in the first quarter of 2020. As of March 31, 2021, an aggregate of over 8.3 million billable tests have been delivered to over 1,400 customers since launching our first commercial genetic tests in 2013. We have experienced compound quarterly growth of 117.5% in the number of billable tests delivered in our last eight completed fiscal quarters. We recorded revenue and net income of $359.4 million and $200.7 million, respectively, in the first quarter of 2021, compared to revenue and net loss of $7.8 million and $2.0 million, respectively, in the first quarter of 2020. We achieved profitability in the first half of 2017, the second and third quarters of 2019, the second, third and fourth quarters of 2020 and the first quarter of 2021, but we have recorded losses in all other periods since our inception.

COVID-19 Considerations

The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. We are closely monitoring the impact of COVID-19 on all aspects of our business, including its impact on our customers, suppliers, third-party service providers, and our employees. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, circumstances regarding the emergence and prevalence of COVID-19 variants, the success of vaccination campaigns (both in the United States and internationally), the actions taken to contain COVID-19 or treat it and related impacts on local, regional, national and international markets and supply chains.

In the first quarter of 2021 and for the entirety of the COVID-19 pandemic to such point, we continued to operate as an essential business in response to COVID-19. During the first quarter of 2021 and to date, the COVID-19 pandemic has not had a negative impact on our consolidated operating results. Rather, we have recognized significant revenue growth in connection with sales of our COVID-19 tests. Even after the COVID-19 outbreak has subsided, we may experience materially adverse impacts on our financial condition and results of operations. Our ability to continue to operate as currently planned, including our ability to continue to offer our COVID‑19 tests with competitive results and turn-around times without any significant negative operational impact from the COVID-19 pandemic will depend in part on our, and any of our third‑party service providers’ and suppliers’ ability to protect our respective employees and supply chains. We have endeavored to follow the recommended actions of government and health authorities to protect our employees. We intend to continue to adhere to our employee safety measures to ensure that any disruptions to our operations remain minimal during the pandemic. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our, or our third-party service providers’ and suppliers’, workforce and/or supply chain.

The COVID-19 pandemic has not negatively impacted the Company’s liquidity position as of March 31, 2021. We have not incurred any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic as of March 31, 2021.

For additional information on risk factors related to the COVID-19 pandemic or other risks that could impact our results, please refer to “Item 1A. Risk Factors” in Part II of this Form 10-Q.

Business Risks and Uncertainties and Other Factors Affecting Our Performance

Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Item 1A. Risk Factors” in Part II of this report. In addition, our performance in any period is affected by a number of other factors. See the description of some of the material factors affecting our performance in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2020 Annual Report.

Results of Operations

The table below summarizes our results of operations for the periods indicated. For a financial overview relating to our results of operations, including general descriptions of the make-up of material line items of our statement of operations data, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2020 Annual Report.

	Three Months Ended
	March 31,		$	%
	2021	2020	Change	Change
Statement of Operations Data:	(dollars and billable tests in thousands, except per billable test data)
Revenue	$359,429	$7,753	$351,676	4,536%
Cost of revenue	74,075	4,057	70,018	1,726%
Gross profit	285,354	3,696	281,658	7,621%
Operating expenses:
Research and development	5,422	1,978	3,444	174%
Selling and marketing	5,008	1,597	3,411	214%
General and administrative	8,002	2,035	5,967	293%
Total operating expenses	18,432	5,610	12,822	229%
Operating income (loss)	266,922	(1,914)	268,836	14,046%
Interest and other income, net	282	241	41	17%
Income (loss) before income taxes and equity loss in investee	267,204	(1,673)	268,877	16,072%
Provision for income taxes	66,513	34	66,479	195,526%
Income (loss) before equity loss in investee	200,691	(1,707)	202,398	11,857%
Equity loss in investee	—	(249)	249	100%
Net income (loss)	$200,691	$(1,956)	$202,647	10,360%

Other Operating Data:
Billable tests delivered(1)	3,774	13	3,761	28,931%
Average price per billable test delivered(2)	$95	$589	$(494)	(84)%
Cost per billable test delivered(3)	$20	$308	$(288)	(94)%

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

Revenue

Revenue increased $351.7 million, or 4536%, from $7.8 million in the first quarter of 2020 to $359.4 million in the first quarter of 2021. The increase in revenue between periods was primarily due to increase in the number of billable tests delivered, primarily related to the increased orders for our COVID-19 tests, offset by a substantial decline in the average selling price per test.

The average price of the billable tests we delivered decreased $494, or 84%, from $589 in the first quarter of 2020 to $95 in the first quarter of 2021. The decrease was due to (i) lower price-points for the mix of tests we delivered, in the first quarter of 2021 versus 2020, including our COVID-19 tests launched in 2020, (ii) the mix of customers ordering tests in this period, who may order tests at different rates depending on the arrangements we have negotiated with them, and (iii) our reduction of prices for certain of our tests due to general price degradation for genetic tests and other competitive factors during the first quarter of 2021.

Revenue from non-U.S. sources decreased $222,000, or 11%, from $2.1 million in the first quarter of 2020 to $1.9 million in the first quarter of 2021. The decrease in revenue from non-U.S. sources between periods was primarily due to decreased sales of our traditional genetic testing services to customers in foreign countries adversely affected by the COVID-19 pandemic.

The number of billable tests we delivered increased 3.8 million, from 13,000 in the first quarter of 2020 to 3.8 million in the first quarter of 2021. The increase was primarily attributable to the expansion of our test menu, including our COVID-19 tests launched in 2020, and increases in sales to certain of our existing and new customers.

After aggregating customers that are under common control or are affiliates, one customer, the County of Los Angeles, contributed 25% of our total revenue in the first quarter of 2021, and no customer contributed 10% or more of our total revenue in the first quarter of 2020.

Cost of Revenue

Cost of revenue increased $70.0 million, or 1726%, from $4.1 million in the first quarter of 2020 to $74.1 million in the first quarter of 2021. The increase was primarily due to increases of $42.9 million in reagent and supply expenses related to increased billable tests delivered, $14.3 million in consulting and outside labor expense related to increased outside labor for production in the current period, $5.1 million in personnel costs including equity-based compensation related to increased headcount and market price of the Company’s stock, $3.9 million in software expense related to usage of COVID-19 testing software, $1.3 million in depreciation expenses related to medical lab equipment purchased for our COVID-19 tests, and $1.1 million in facilities primarily related to certain modifications made to our mini vans used for our COVID-19 business.

Cost per billable test delivered decreased $288, or 94%, from $308 in the first quarter of 2020 to $20 in the first quarter of 2021 primarily attributable to our expanded test menu, including COVID-19 tests in 2020 which have a lower cost than our genetics tests. Our cost per billable test also decreased in part due to our efforts to leverage our technology, such as engineered chemistry and competitive analytics powered by artificial intelligence and machine learning.

Our gross profit increased $281.7 million, from $3.7 million in the first quarter of 2020 to $285.4 million in the first quarter of 2021. The increase in gross profit was primarily due to an increase in revenue between periods that exceeded the increase in cost of revenue over the same period. Our gross profit as a percentage of revenue, or gross margin, increased from 47.7% to 79.4% between periods due in part to the increase in revenue and decreases in our cost per billable test and cost of revenue described above.

Research and Development

Research and development expenses increased $3.4 million, or 174%, from $2.0 million in the first quarter of 2020 to $5.4 million in the first quarter of 2021. The increase was primarily due to increases of $1.6 million in personnel costs including equity-based compensation related to increased headcount and market price of the Company’s stock, and $1.5 million in reagent and supply expenses related to increased reagent usage for COVID-19 research.

Selling and Marketing

Selling and marketing expenses increased $3.4 million, or 214% from $1.6 million in the first quarter of 2020 to $5.0 million in the first quarter of 2021. The increase was primarily due to increases of $2.2 million in personnel costs including equity-based compensation related to increased headcount and market price of the Company’s stock, and $877,000 in consulting and outside labor expense and $389,000 in marketing cost related to COVID-19 testing related marketing projects in the current period.

General and Administrative

General and administrative expenses increased $6.0 million, or 293%, from $2.0 million in the first quarter of 2020 to $8.0 million in the first quarter of 2021. The increase was primarily due to increases of $2.5 million in software and licensing related to the increased number COVID-19 tests, $1.2 million in personnel costs including equity-based compensation related to increased headcount and market price of the Company’s stock, $943,000 in bad debt expenses related to additional provision for credit losses in the current period, and $363,000 in legal and professional fees related to professional services obtained in the current period.

Interest and Other Income, Net

Net interest income was $230,000 and $326,000 in the first quarters of 2021 and 2020, respectively. This income related to interest earned on various investments in marketable securities including holding gain or loss on marketable equity securities.

Other income (expense) was not significant for the first quarters of 2021 and 2020. The primary components of other income (expense) for 2021 and 2020 were rental income net of rental expenses and foreign currency exchange gain (losses).

Provision for Income Taxes

Provision for income taxes was $66.5 million and $34,000 for the first quarters of 2021 and 2020, respectively. The effective tax rate was 25% and -2% for the first quarters of 2021 and 2020, respectively. The change in effective tax rate for the first quarter of 2021, relative to 2020, was primarily attributable to a significant increase in income for the first quarter of 2021, partially offset by increased windfall tax deductions related to stock-based compensation.

Equity Loss in Investees

No equity losses were recorded in the first quarter of 2021 due to impairment loss recorded in 2020. Equity loss in investee related to our 30% ownership interest in FF Gene Biotech was $249,000 in the first quarter of 2020.

Liquidity and Capital Resources

Liquidity and Sources of Cash

We had $151.5 million and $87.4 million in cash and cash equivalents as of March 31, 2021 and December 31, 2020, respectively. We had $545.9 million and $344.4 million in marketable securities, primarily consisting of equity securities and corporate bonds, as of March 31, 2021 and December 31, 2020, respectively.

Initially after commencing operations in May 2012, our operations were financed primarily by our founder, Chief Executive Officer and Chairman of our board of directors, Ming Hsieh, and in more recent periods, by cash from our operations and equity financings.

Our primary use of cash is to fund our operations as we continue to invest in and seek to grow our business. Cash used to fund operating expenses is impacted by the timing of our expense payments, as reflected in the changes in our outstanding accounts payable and accrued expenses. In addition, in April 2017, in connection with the establishment of FF Gene Biotech, we became obligated to contribute to FF Gene Biotech genetic sequencing and other equipment with a total cost of 60.0 million renminbi, or RMB, over a five-year period, previously three-year per original agreement and amended in April 2019. To date, we have purchased and contributed to FF Gene Biotech equipment with an aggregate fair value of $4.5 million, and as of March 31, 2021, 29.7 million RMB (or approximately $4.5 million U.S. dollars) of our total contribution obligations remain to be satisfied. Depending on the performance of FF Gene Biotech, this joint venture may never produce sufficient revenue to us to recover these capital and other investments and could cause our revenue to decrease if any of our direct customers in Asia choose to order genetic tests from FF Gene Biotech instead of from us, any of which could negatively affect our liquidity and cash flow. In addition, although we have in the past made cash distributions for tax and other purposes to the equity holders of our predecessor, we do not expect to use our cash to make these or any other types of distributions or dividends in the foreseeable future.

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

On November 20, 2020, we entered into the November 2020 Equity Distribution Agreement, with Piper, Oppenheimer & Co. Inc., and BTIG LLC, as sales agents, pursuant to which we may offer and sell, from time to time through Piper, shares of our common stock having an aggregate offering price of up to $175.0 million. Piper may receive a commission of up to 3% of the gross proceeds received by the Company for sales pursuant to the November 2020 Equity Distribution Agreement. During the year ended December 31, 2020, we sold an aggregate of 2.0 million shares of our common stock pursuant to the November 2020 Equity Distribution Agreement at a weighted-average net selling price of $48.70 per share, which resulted in $99.1 million of net proceeds to the Company. During the first quarter of 2021, we sold approximately 583,000 shares of our common stock pursuant to the November 2020 Equity Distribution Agreement at a weighted-average net selling price of $52.00 per share, which resulted in $30.3 million of net proceeds to the Company. Shares sold under the November 2020 Equity Distribution Agreement were offered and sold pursuant to the Company’s registration statement on Form S-3 (File No. 333-239964) filed with the SEC on July 21, 2020, as amended on August 5, 2020, and declared effective on August 12, 2020, and a prospectus supplement and accompanying base prospectus filed with the SEC on November 20, 2020.

We believe our existing cash, cash equivalent, short-term marketable securities, along with cash from operations and proceeds from our equity financings, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Much of the losses we have incurred in certain prior periods were attributable to a variety of non-cash charges, including equity-based compensation expenses. As a result, in spite of the losses we recorded during these periods, cash provided by continuing operations has been mostly positive since 2015 and has significantly contributed to our ability to meet our liquidity needs, including paying for capital expenditures. Additionally, if our business continues to grow and we are able to achieve increased efficiencies and economies of scale in line with this growth, we expect increased revenue levels would increase our ability to rely on cash from our operations to support our business in future periods, even if our expenses also increase as a result of the growth of our business. Based on these factors, we anticipate that cash from our operations will continue to play a meaningful role in our ability to meet our liquidity requirements and pursue our business plans and strategies during the next 12 months and in the longer term.

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

If we raise additional funds by issuing equity securities, our existing stockholders could experience substantial dilution. Additionally, any preferred stock we issue could provide for rights, preferences or privileges senior to those of our common stock, and our issuance of any additional equity securities, or the possibility of such an issuance, could cause the market price of our common stock to decline. The terms of any debt securities we issue or borrowings we incur, if available, could impose significant restrictions on our operations, such as limitations on our ability to incur additional debt or issue additional equity or other restrictions that could adversely affect our ability to conduct our business, and would result in increased fixed payment obligations. If we seek to sell assets or enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms or relinquish or license to a third party our rights to important or valuable technologies or tests we may otherwise seek to develop ourselves. Moreover, we may incur substantial costs in pursuing future capital, including investment banking, legal and accounting fees, printing and distribution expenses and other similar costs. Additional funding may not be available to us when needed, on acceptable terms or at all. For example, the COVID-19 pandemic has recently caused extreme disruption and volatility in the global capital markets, which could reduce our ability to access capital. If we are not able to secure funding if and when needed and on reasonable terms, we may be forced to delay, reduce the scope of or eliminate one or more sales and marketing initiatives, research and development programs or other growth plans or strategies. In addition, we may be forced to work with a partner on one or more aspects of our tests or market development programs or initiatives, which could lower the economic value to us of these tests, programs or initiatives. Any such outcome could significantly harm our business, performance and prospects.

Cash Flows

The following table summarizes our cash flows for each of the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash provided by operating activities	$233,179	$1,366
Cash used in investing activities	$(216,491)	$(3,862)
Cash provided by (used in) financing activities	$47,347	$(164)

Operating Activities

Cash provided by operating activities in the first quarter of 2021 was $233.2 million. The difference between net income and cash provided by operating activities for the period was primarily due to the effects of $3.0 million in equity-based compensation expenses and $1.9 million in the depreciation of assets. Cash provided by operating activities increased between periods primarily due to increases of $67.2 million in income tax payable due to a significant increase in income, $16.8 million in customer deposit due to payments received from customers in excess of their outstanding trade accounts receivable balances, and $3.9 million in other current liabilities related to increased payroll liabilities, partially offset by the negative impact of increases of $34.6 million in trade accounts receivable mainly due to timing of collections from customers and insurance companies and $9.1 million in other current and long-term assets related to additions in reagents and supplies, and decreases of $12.6 million in contract liabilities due to increased revenue recognized in the current period, and $6.3 million in accounts payable mainly due to timing of payments.

Cash provided by operating activities in the first quarter of 2020 was $1.4 million. The difference between net loss and cash provided by operating activities for the period was primarily due to the effects of $924,000 in equity-based compensation expenses and $569,000 in the depreciation of assets. Cash provided by operating activities increased between periods primarily due to an increase of $1.9 million in accounts payable mainly due to timing of payments, partially offset by an increase of $924,000 in other current and long-term assets primarily related to increased reagents and supplies.

Investing Activities

Cash used in investing activities in the first quarter of 2021 was $216.5 million, which primarily related to purchase of $219.5 million marketable securities, purchase of $11.5 million fixed assets consisting mainly of medical lab equipment, and partially offset by maturity of $14.5 million marketable securities.

Cash used in investing activities in the first quarter of 2020 was $3.9 million, which primarily related to purchase of $8.0 million marketable securities, purchase of $796,000 fixed assets consisting mainly of medical lab equipment, and partially offset by maturity of $4.9 million marketable securities.

Financing Activities

Cash provided by the first quarter of 2021 was $47.3 million, which primarily represents net proceeds from sale of our common stock made pursuant to the November 2020 Equity Distribution Agreement.

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

Except as set forth in Note 2 (Summary of Significant Accounting Policies) to our condensed consolidated financial statements included in this report, there have been no significant changes to our critical accounting policies and estimates as described in the 2020 Annual Report.

The JOBS Act

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable to public companies that are not emerging growth companies, including an extended transition period to comply with new or revised accounting standards applicable to public companies. We have chosen to “opt out” of this extended transition period and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable. We will remain an emerging growth company until December 31, 2021, unless our gross revenue exceeds $1.07 billion in any fiscal year before that date, we issue more than $1.0 billion of non-convertible debt in any three-year period before that date or the date of which the Company qualifies as a “large accelerated filer.”.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

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
•

Marketing of our COVID-19 tests under the EUA from the FDA is subject to certain limitations and we are required to maintain compliance with the terms of the EUA, among other things, and the continuance of our EUA is subject to government discretion.

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

Since March 2020, we have commercially launched several COVID-19 tests for the detection of SARS-CoV-2, the virus that causes COVID-19, including NGS and RT-PCR-based tests. We have received an EUA from the FDA for our RT-PCR-based tests for the detection of SARS-CoV-2 using upper respiratory specimens (nasal, nasopharyngeal, and oropharyngeal swabs) and for our at-home COVID-19 testing service through Picture Genetics. Our at-home testing service for COVID-19 and RT-PCR-based tests have been granted an EUA by the FDA only for the detection of nucleic acid from SARS-CoV-2, not for any other viruses or pathogens. We are currently accepting patient samples directly to our BSL-2 certified laboratories in Temple City, California and Houston, Texas where we have the capacity to accept and process thousands of samples per day with a typical turn-around time of 24-48 hours from the time the sample was received and accepted. To date, we have processed orders for our COVID-19 tests from a variety of customers, including governmental bodies, municipalities, and large corporations. Due to the significant demand for COVID-19 testing services, our business has expanded rapidly since March 2020. This expansion has necessitated a very significant increase in our total headcount from 154 in March 2020 to over 700 as of March 31, 2021, and the volume of tests we perform on a daily basis has increased by approximately 9,000% in that time.

In addition, while most of our genetics testing business relied upon direct payments from hospitals, medical institutions and other laboratories, the majority of our revenues from our COVID-19 testing business result from reimbursements from third party payors, including private insurance and Medicare. To meet the demand for COVID-19 testing, we have increased the number of shifts at our main laboratory in Temple City, California and established a new laboratory in Houston, Texas. This substantial increase in all of our activities has caused significant changes in our business and a dramatic increase in our revenues and operating results. Each of these developments presents new challenges for our company and management team, and we cannot provide assurance that we will continue to be able to manage those challenges effectively. Our management team has not previously managed a business through such a dramatic acceleration, and the impacts of any failures, mistakes or missed opportunities could be magnified by our current rate of growth. The continued success of this business will depend upon our ability to rapidly deliver accurate results, and any failure, or perceived failure, in meeting these objectives could cause our COVID-19 testing business to decline rapidly. In addition, there are many new entrants to this market, and these competitors may cause price declines or reduced market share for us. The increase of our business with third party payors increases the regulatory scrutiny and risks that we face. While we anticipate that demand for our COVID-19 tests will eventually decrease once effective vaccines are widely deployed, we are continuing to invest in expanding our capacity to meet the increasing demand that we anticipate over the next several years. There can be no assurance that our increased investments in our COVID-19 testing capacity and capabilities will result in desirable returns, and if our operating results decline as a result of decreased demand, whether before or after the full deployment of an effective vaccine, our stock price could decline.

We have a history of losses, and we may not be able to achieve or sustain profitability.

We have a history of losses. Although we achieved profitability in the first half of 2017, the second and third quarters of 2019, the second, third and fourth quarters of 2020 and the first quarter of 2021, we recorded losses in all other periods since our inception. We may not be able to maintain profitability in future periods. Further, our revenue levels may not grow at historical rates or at all, and we may not be able to achieve additional profitability or sustain profitability. We may incur additional losses in the future, particularly as we focus on investing in and growing our business and operations in response to recent demand for our COVID-19 tests. Our prior losses (and any future losses may also have) an adverse effect on our stockholders’ equity and working capital, which could negatively impact our operations and your investment in our company. Any failure to sustain or grow our revenue levels and achieve or maintain profitability would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.

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

The composition and concentration of our customer base can fluctuate from period to period, and in certain prior periods, a small number of customers accounted for a significant portion of our revenue. When customers who, to our knowledge, are under common control or otherwise affiliated with each other are aggregated, one customer, the County of Los Angeles, contributed 25% of our total revenue in the first quarter of 2021. For these customers and for customers generally, tests are purchased on a test-by-test basis and not pursuant to any long-term purchasing arrangements. As a result, any or all of our customers, including affiliated customers or customers under common control who purchase large quantities of billable tests, could decide at any time to decrease, delay or discontinue their orders from us which could adversely affect our revenue. Although we believe some of these fluctuations in customer demand may be attributable, in part, to the nature of our business, in which our customers can experience significant volatility in their genetic testing demand from period to period in the ordinary course of their operations, these demand fluctuations, particularly for any key customers, can have a significant impact on our period-to-period performance regardless of their cause. In addition, the failure of any one of our customers or their payors to pay on a timely basis would negatively impact our results and cash flows. Our ability to maintain or increase sales to our existing customers depends on a variety of factors, including the other risk factors discussed in this report, many of which are beyond our control. Because of these and other factors, sales to any of our customers, including any key, affiliated or commonly controlled customers, may not continue in the amounts or at the rates as they have in the past, and such sales may never reach or exceed historical levels in any future period. The loss of any of our customers, or a reduction in orders or difficulties collecting payments for tests ordered by any of them, could significantly reduce our revenue and adversely affect our operating results.

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

With the development of NGS, the clinical genetic testing market has become increasingly competitive, and as the COVID-19 pandemic continues, potentially competitive COVID-19 tests have entered and may continue to enter the market. This competition may intensify in the future. We face competition from a variety of sources, including, among others, an increasing number of companies seeking to develop and commercialize, or who have developed and commercialized, COVID-19 tests, dozens of companies focused on molecular genetic testing services, such as specialty and reference laboratories that offer traditional single-gene and multi-gene tests, and established and emerging healthcare, information technology and service companies that may develop and sell competitive products or services, which may include informatics, analysis, integrated genetic tools and services for health and wellness.

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

Additionally, increased competition and cost-saving initiatives on the part of government entities and other third-party payors could result in downward pressure on the price for our testing services and genetic analysis and interpretation generally, which could harm our revenue levels and sales volume and our ability to gain market share. This downward pricing pressure could intensify in future periods, and we may not be able to maintain acceptable margins on our sales if we are forced to reduce prices for our tests to try to remain competitive, especially if we are also experiencing increasing expenses as we make efforts to grow our business or otherwise meet customer demands. The occurrence of these risks could materially harm our ability to achieve or sustain profitability. In addition, competitors may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies. Further, companies or governments that effectively control access to testing through umbrella contracts or regional preferences could promote our competitors or prevent us from performing certain tests in certain territories. If we are unable to compete successfully against current and future competitors for these or any other reasons, we may be unable to increase market acceptance and sales volume of our tests, which could prevent us from maintaining or increasing our revenue levels or achieving or sustaining profitability or could otherwise negatively affect our performance.

Our level of commercial success depends in part on our ability to generate and grow sales with our sales and marketing team, strategies and partnerships, and we may be unsuccessful in these efforts.

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

To continue to increase the volume of tests we offer and deliver, we must make substantial investments in our infrastructure, including our testing capacity, laboratory capacity, information systems, enterprise software systems, customer service, billing and collections systems and processes and internal quality assurance programs. We will also need to invest in our workforce by hiring additional skilled personnel, including biostatisticians, geneticists, software engineers, laboratory directors and specialists, sales and marketing experts and other scientific, technical and managerial personnel to market, process, interpret and validate the quality of results of our genetic tests and otherwise manage our operations. For example, before we deliver a report for any of our tests, including our COVID-19 tests, the results summarized in the report must be reviewed and approved by a licensed and qualified laboratory director. We currently have five laboratory directors, of which, four lab directors have all of the required licenses, including Dr. Han Lin Gao. We may need to hire additional licensed laboratory directors in the future to further scale our business. If we fail to hire additional qualified personnel when needed or otherwise develop our infrastructure sufficiently in advance of demand or if we fail to generate demand commensurate with our level of investment in our infrastructure, our business, prospects, financial condition and results of operations could be adversely affected. We are expanding our existing laboratory space and we may acquire new laboratory space, which would involve significant costs and attention from our management.

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

Since starting our genetic testing business, we have historically focused primarily on providing our tests to hospitals, medical institutions and other laboratories, our traditional genetic testing customer base. Our customer base for our COVID-19 tests is principally comprised of governmental bodies, municipalities, and large corporations who pay us directly or through third-party payors for our COVID-19 tests. In March 2020, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted, and it provides for reimbursement to healthcare providers for COVID-19 tests provided to uninsured individuals, subject to continued available funding. In recent months, this reimbursement has accounted for a significant portion of our revenue. Should reimbursement under the CARES Act for COVID-19 testing cease to be available for any reason, our ability to collect payment would be adversely affected. Further, healthcare policy changes that influence the way healthcare is financed or other changes in the market that impact payment rates by institutional or non-institutional customers could also affect our collection rates. If we are unable to convince hospitals, medical institutions and other laboratories of the value and benefit provided by our tests, these customers may slow, or stop altogether, their purchases of our tests. Moreover, our ability to collect payment for our tests in a timely manner or at all from our healthcare provider customers may decline to the extent we expand our business into new healthcare provider customer groups, including individual physicians and other practitioners, from which collection rates are often significantly lower than hospitals, medical institutions and other laboratories and which involve substantial additional risks that are discussed in these risk factors below. Our collection risks also include the potential for default or bankruptcy by the party responsible for payment and other risks associated with payment collection generally. Any inability to maintain our past payment collection levels could cause our revenue and ability to achieve profitability to decline and adversely affect our business, prospects and financial condition.

If third-party payors do not provide coverage and adequate reimbursement for our tests, our potential for growth could be limited.

Coverage and reimbursement by third-party payors, including managed care organizations, private health insurers and government healthcare programs, such as Medicare and Medicaid, for the types of genetic tests we perform can be limited and uncertain. Although our existing customer base consists primarily of hospitals, medical institutions, municipalities, governmental bodies, large corporations and other laboratories, from which we typically receive direct payment for ordered tests, including our COVID-19 tests, we believe our potential for future growth is dependent on our ability to attract new customer groups, including individual physicians and other practitioners. Our healthcare provider customers and laboratories may not order our tests unless third-party payors cover and provide adequate reimbursement for a substantial portion of the price of the tests. If we are not able to obtain coverage and an acceptable level of reimbursement for our tests from third-party payors, there would typically be a greater co-insurance or co-payment requirement from the patient for whom the test is ordered or the patient may be forced to pay the entire cost of the test out-of-pocket, which could dissuade practitioners from ordering our tests and, if ordered, could result in a delay in or decreased likelihood of collecting payment, whether from patients or from third-party payors. We believe our ability to increase the number of tests we sell to our healthcare provider customers and any corresponding revenue will depend in part on our ability to achieve and maintain broad coverage and reimbursement for our tests from third-party payors.

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

•	challenges predicting the market for genetic testing generally and tailoring our test menu to meet varying customer expectations in different countries and territories;
•	difficulties gaining market share in territories in which we do not have a strong physical presence or brand awareness;
•	complexities and difficulties obtaining protection for and enforcing our intellectual property rights;
•	difficulties in staffing and managing foreign operations;
•	complexities associated with managing multiple payor coverage and reimbursement regimes, government payors or patient self-pay systems;
•	financial risks, such as longer payment cycles, difficulty collecting trade accounts receivable and the impact of local and regional financial conditions on demand and payment for our tests;
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

We expect our capital expenditures and operating expenses to increase over the next several years as we seek to expand our infrastructure, sales and marketing and other commercial operations and research and development activities. As of March 31, 2021, we had cash and cash equivalents of approximately $151.5 million. We maintain our cash, cash equivalents and short-term marketable securities with high quality, accredited financial institutions. However, these accounts may exceed federally insured limits, and, while we believe the Company is not exposed to significant credit risk due to the financial strength of these depository institutions, the failure or collapse of one or more of these depository institutions could materially adversely affect our ability to recover these assets. We may seek to fund future cash needs through securities offerings, credit facilities or other debt financings, asset sales or collaborations or licensing arrangements. Additional funding may not be available to us when needed, on acceptable terms or at all. For example, the COVID-19 pandemic has recently caused extreme disruption and volatility in the global capital markets, which could reduce our ability to access capital and/or adversely affect the stability of the depository institutions maintaining our assets.

If we raise additional funds by issuing equity securities, our existing stockholders could experience substantial dilution. Additionally, any preferred stock we issue could provide for rights, preferences or privileges senior to those of our common stock, and our issuance of any additional equity securities, or the possibility of such an issuance, could cause the market price of our common stock to decline. The terms of any debt securities we issue or borrowings we incur, if available, could impose significant restrictions on our operations, such as limitations on our ability to incur additional debt or issue additional equity or other restrictions that could adversely affect our ability to conduct our business, and would result in increased fixed payment obligations. If we seek to sell assets or enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms or relinquish or license to a third party our rights to important or valuable technologies or tests we may otherwise seek to develop ourselves. Moreover, we may incur substantial costs in pursuing future capital, including investment banking, legal and accounting fees, printing and distribution expenses and other similar costs. If we are not able to secure funding if and when needed and on reasonable terms, we may be forced to delay, reduce the scope of or eliminate one or more sales and marketing initiatives, research and development programs or other growth plans or strategies. In addition, we may be forced to work with a partner on one or more aspects of our tests or market development programs or initiatives, which could lower the economic value to us of these tests, programs or initiatives. Any such outcome could significantly harm our business, performance and prospects.

U.S. federal income tax reform could adversely affect us.

New legislation or regulation which could affect our tax burden could be enacted by any governmental authority. We cannot predict the timing or extent of such tax-related developments which could have a negative impact on our financial results. U.S. federal legislation affecting the tax laws was enacted in December 2017, or the TCJA; and twice in March 2020, first in the Families First Coronavirus Response Act and again in the CARES Act. We cannot estimate how the changes in tax law from this legislation will affect our tax liability in future years.

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

On August 19, 2020, the U.S. Department of Health and Human Services, or HHS, published a policy announcement that the FDA must go through the formal notice-and-comment rulemaking process before requiring pre-market review of LDTs rather than making such changes through guidance documents, compliance manuals, or other informal policy statements. However, laboratories may still voluntarily submit LDTs to the FDA for pre-market review. Although the ultimate impact of HHS’s policy statement on the FDA’s plans for regulating LDTs and its current thinking relating to such testing products is unclear, the announcement appears to confirm that laboratories may commercialize LDTs for clinical use without submitting such tests for FDA review and marketing authorization, including EUA. HHS’s policy statement does not affect proposed legislation for the regulation of LDTs, which is discussed below. It is also unclear whether the Biden Administration, which assumed control of the executive branch on January 20, 2021, would take the same position as the former administration or seek to revoke or revise the HHS policy announcement from August 2020.

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

Our business is subject to federal and state laws that protect the privacy and security of personal information, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Health Information Technology for Economic and Clinical Health Act, or HITECH, and similar state laws, as well as numerous other federal, state and foreign laws, including consumer protection laws and regulations, that govern the collection, dissemination, use, access to, confidentiality and security of patient health information. In addition, new laws and regulations that further protect the privacy and security of medical records or medical information are regularly considered by federal and state governments. Further, with the recent increase in publicity regarding data breaches resulting in improper dissemination of consumer information, federal and state governments have passed or are considering laws regulating the actions that a business must take if it experiences a data breach, such as prompt disclosure to affected customers. The Federal Trade Commission, or FTC, and states’ Attorneys General have also brought enforcement actions and prosecuted some data breach cases as unfair and/or deceptive acts or practices under the Federal Trade Commission Act, or the FTC Act, and comparable state laws. In addition to data breach notification laws, some states have enacted statutes and rules requiring businesses to reasonably protect certain types of personal information they hold or to otherwise comply with certain specified data security requirements for personal information. We intend to continue to comprehensively protect all personal information and to comply with all applicable laws regarding the protection of such information.

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

The European Union formally adopted the General Data Protection Regulation, or GDPR, in 2016, which applies to all European Union member states from May 25, 2018 and replaced the European Data Protection Directive. The GDPR introduced stringent new data protection and operational requirements in the European Union for companies that receive or process personal data of European residents, as well as substantial fines for breaches of the data protection rules. It has increased our responsibility and liability in relation to personal data that we process and we are required to maintain additional mechanisms ensuring compliance with the GDPR. The GDPR is a complex law and the regulatory guidance is still evolving, including with respect to how the GDPR should be applied in the context of clinical studies and the collection, processing, and storage of sensitive personal data, including genetic information and testing. Furthermore, many of the countries within the European Union are still in the process of drafting supplementary data protection legislation in key fields where the GDPR allows for national variation, including the fields of clinical study and other health-related information. These variations in the law may raise our costs of compliance and result in greater legal risks. On July 16, 2020, the Court of Justice of the European Union or the CJEU, issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18), or Schrems II. This decision calls into question certain data transfer mechanisms as between the European Union member states and the US. The CJEU is the highest court in Europe and the Schrems II decision heightens the burden on data importers to assess U.S. national security laws on their business, and future actions of European Union data protection authorities are difficult to predict at this early date. Consequently, there is some risk of any such data transfers from the European Union being halted by one or more European Union member states. Any contractual arrangements requiring the transfer of personal data from the European Union to us in the United States will require greater scrutiny and assessments as required under Schrems II and may have an adverse impact on cross-border transfers of personal data, or increase costs of compliance.

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

Our industry and our operations are heavily regulated by various federal, state, local and foreign laws and regulations, and the regulatory environment in which we operate could change significantly and adversely in the future. These laws and regulations currently include, among others:

•	the HHS policy decision from August 2020 establishing that the FDA does not presently have authority to oversee LDTs;
•	CLIA’s and CAP’s regulation of our laboratory activities;
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

•

the Affordable Care Act, or ACA, which, among other things, establishes a requirement for providers and suppliers to report and return any overpayments received from the Medicare and Medicaid programs;

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

•	the U.S. Foreign Corrupt Practices Act, or FCPA, and applicable foreign anti-bribery laws;
•	federal, state and local regulations relating to the handling and disposal of regulated medical waste, hazardous waste and biohazardous waste and workplace safety for healthcare employees;
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

On December 20, 2019, President Trump signed the Further Consolidated Appropriations Act, which included the LAB Act. The LAB Act delayed by one year the reporting of payment data under PAMA for clinical diagnostic laboratory tests that are not advanced diagnostic laboratory tests until the first quarter of 2021. The CARES Act, which was signed into law on March 27, 2020, delayed the reporting period by an additional year, until the first quarter of 2022.

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

Furthermore, the genetic testing industry as a whole is a growing industry and regulatory agencies such as HHS or the FDA may apply heightened scrutiny to new developments in the field, or the U.S. Congress may do so. Since 2017, Congress has been working on legislation to create an LDT and IVD regulatory framework that would be separate and distinct from the existing medical device regulatory framework. On March 5, 2020, U.S. Representatives Diana DeGette (D-CO) and Dr. Larry Bucshon (R-IN) formally introduced the VALID Act in the House and an identical version of the bill was introduced in the U.S. Senate by Senators Michael Bennet (D-CO) and Richard Burr (R-NC). As anticipated from a discussion draft of the legislation released for stakeholder comment in December 2018, the VALID Act would codify into law the term “in vitro clinical test” to create a new medical product category separate from medical devices, and bring all such products within the scope of the FDA’s oversight. It is unclear whether the VALID Act would be passed by Congress in its current form or signed into law by President Trump.

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

However, on August 19, 2020, HHS published a policy announcement that the FDA must go through the formal notice-and-comment rulemaking process before requiring pre-market review (including emergency use authorization) of LDTs rather than making such changes through guidance documents, compliance manuals, or other informal policy statements. Based on the HHS’s policy announcement, which specifically states that LDT developers are not required to obtain an EUA or other marketing authorization from FDA prior to commercialization, we believe we may continue to market our COVID-19 tests even if our EUA is terminated or revoked. The FDA may seek to establish a new regulation through notice-and-comment rulemaking requiring pre-market review and authorization of LDTs, and if that were to occur and if our EUA is either terminated or revoked, then in order to continue marketing our COVID-19 tests, we could be required to obtain the necessary regulatory clearances or approvals and be subject to the full and usual regulatory obligations. It is currently unclear whether the Biden Administration, which assumed control of the executive branch on January 20, 2021, would take the same position as the former administration or seek to revoke or revise the HHS policy announcement from August 2020.

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

If we were deemed to be an investment company under the Investment Company Act of 1940, as amended, applicable restrictions could make it impractical for us to continue our business as currently conducted and could have a material adverse effect on our business, financial condition and results of operations.

Under the Investment Company Act of 1940, or 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act, and we intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as it is currently being conducted and could have a material adverse effect on our business, financial condition and results of operations.

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

An active trading market for our common stock may not be sustained. Further, Mr. Hsieh, our founder, Chief Executive Officer and Chairman of our board of directors, beneficially owns 27% of our outstanding voting equity as of March 31, 2021. As a result, fewer shares are actively traded in the public market, which reduces the liquidity of our common stock. The lack of an active trading market could impair our stockholders’ ability to sell their shares at the desired time or at a price considered reasonable. Further, an inactive trading market may impair our ability to raise capital by selling shares of our common stock in the future, and may impair our ability to enter into strategic relationships or acquire companies or technologies using shares of our common stock as consideration.

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

Our executive officers, directors, beneficial owners of 5% or more of our outstanding voting equity and their respective affiliates collectively beneficially owns approximately 37% of our outstanding voting equity as of March 31, 2021, and of this, Mr. Hsieh, our founder, Chief Executive Officer and Chairman of our board of directors, by himself beneficially owns 27% of our outstanding voting equity as of March 31, 2021. As a result, these stockholders have the ability to control matters submitted to our stockholders for approval, including elections of directors, amendments to our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers to acquire our common stock that some of our stockholders feel are in their best interests, as the interests of these stockholders may not coincide with the interests of our other stockholders and they may act in a manner that advances their best interests and not necessarily those of all of our stockholders. Further, this concentration of ownership could adversely affect the prevailing market price for our common stock.

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

To raise capital or for other strategic purposes, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. In addition, in November 2020 we entered into an Equity Distribution Agreement, or the November 2020 Equity Distribution Agreement, with Piper, Oppenheimer & Co. Inc., and BTIG LLC, as sales agents, pursuant to which we may, from time to time, sell through Piper as our sales agent shares of our common stock with an aggregate purchase price of up to $175.0 million. During the year ended December 31, 2020, we sold an aggregate of 2.0 million shares of our common stock pursuant to the November 2020 Equity Distribution Agreement at a weighted-average net selling price of $48.70 per share. During the first quarter of 2021, we sold approximately 583,000 shares of our common stock pursuant to the November 2020 Equity Distribution Agreement at a weighted-average net selling price of $52.00 per share. We also may issue common stock or grant other equity awards for compensatory purposes under our equity incentive plan. If we issue common stock, convertible securities or other equity securities, including shares pursuant to the November 2020 Equity Distribution Agreement or equity awards under our equity incentive plan, our then-existing stockholders could be materially diluted by such issuances and, if we otherwise issue preferred stock, new investors could gain rights, preferences and privileges senior to the holders of our common stock, any of which could cause the price of our common stock to decline.

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

To date, we have used $28.8 million of the net proceeds from the IPO, of which, $4.5 million was used for contributions to our joint venture, FF Gene Biotech, in partial satisfaction of our contribution obligations under the cooperation agreement for the joint venture and $24.3 million was used to fund the Company’s operations. All other net proceeds from the IPO are invested in short-term, investment-grade, and interest-bearing securities, such as money market accounts, certificates of deposit, commercial paper and guaranteed obligations of the U.S. government. There has been no material change in the planned use of proceeds from the IPO from that described in the Prospectus.

On August 30, 2019, we entered into the 2019 Equity Distribution Agreement with Piper as sales agent, which was amended on August 4, 2020. During the year ended December 31, 2019, we sold an aggregate of 104,000 shares of our common stock pursuant to the 2019 Equity Distribution Agreement at a weighted-average net selling price of $9.37 per share, which resulted in $979,000 of net proceeds to the Company. During the year ended December 31, 2020, we sold an aggregate of 1.1 million shares of our common stock pursuant to the 2019 Equity Distribution Agreement at a weighted-average net selling price of $38.50 per share, which resulted in $42.7 million of net proceeds to the Company. Shares sold under the Equity Distribution Agreement were offered and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-233227) filed with the SEC on August 12, 2019 and declared effective on August 23, 2019, and prospectus supplements and accompanying base prospectus filed with the SEC on August 30, 2019, May 6, 2020 and August 5, 2020. There has been no material change in the planned use of proceeds as described in the prospectus supplements and accompanying base prospectus.

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

On September 25, 2020, we entered into an Equity Distribution Agreement, or the September 2020 Equity Distribution Agreement, with Piper as sales agent, pursuant to which we sold 2.8 million shares of our common stock pursuant to the 2020 Equity Distribution Agreement at a weighted-average net selling price of $42.90 per share during the year ended December 31, 2020, which resulted in $122.1 million of net proceeds to the Company. Shares sold under the September 2020 Equity Distribution Agreement were offered and sold pursuant to our registration statement on Form S-3 (File No. 333-239964) filed with the SEC on July 21, 2020, as amended on August 5, 2020, and declared effective on August 12, 2020, and a prospectus supplement and accompanying base prospectus filed with the SEC on September 25, 2020. There has been no material change in the planned use of proceeds as described in the prospectus supplement and accompanying base prospectus.

On November 20, 2020, we entered into the November 2020 Equity Distribution Agreement, with Piper, Oppenheimer & Co. Inc., and BTIG LLC, as sales agents, pursuant to which we may offer and sell, from time to time through Piper, shares of our common stock having an aggregate offering price of up to $175.0 million. Piper may receive a commission of up to 3% of the gross proceeds received by the Company for sales pursuant to the November 2020 Equity Distribution Agreement. During the year ended December 31, 2020, we sold an aggregate of 2.0 million shares of our common stock pursuant to the November 2020 Equity Distribution Agreement at a weighted-average net selling price of $48.70 per share, which resulted in $99.1 million of net proceeds to the Company. During the first quarter of 2021, we sold approximately 583,000 shares of our common stock pursuant to the November 2020 Equity Distribution Agreement at a weighted-average net selling price of $52.00 per share, which resulted in $30.3 million of net proceeds to the Company. Shares sold under the November 2020 Equity Distribution Agreement were offered and sold pursuant to our registration statement on Form S-3 (File No. 333-239964) filed with the SEC on July 21, 2020, as amended on August 5, 2020, and declared effective on August 12, 2020, and a prospectus supplement and accompanying base prospectus filed with the SEC on November 20, 2020. There has been no material change in the planned use of proceeds as described in the prospectus supplement and accompanying base prospectus.

Item 6. Exhibits.

The information required by this Item 6 is set forth on the Exhibit Index that immediately precedes the signature page to this report and is incorporated herein by reference.

EXHIBIT INDEX

		Filed with this Form 10-Q	Incorporated by Reference
Exhibit No.	Exhibit Title		Form	File No.	Date Filed

10.1^	Amended and Restated Non-Employee Director Compensation Policy	X
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	XBRL Definition Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Filed herewith.
**	Furnished herewith.

^ Management Compensation Contract or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULGENT GENETICS, INC.

Date: May 7, 2021	By:	/s/ Ming Hsieh
Ming Hsieh
President, Chief Executive Officer (principal executive officer)

Date: May 7, 2021	By:	/s/ Paul Kim
Paul Kim
Chief Financial Officer (principal financial and accounting officer)