Form 10-Q
period 2021-06-30
Fulgent Genetics, Inc.
filed 2021-08-10
CIK 1674930

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 1, 2021, there were 29,521,259 outstanding shares of the registrant’s common stock.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FULGENT GENETICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value data)

(unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$100,461	$87,426
Marketable securities	283,328	211,941
Trade accounts receivable, net of allowance for credit losses of $6,044 and $1,898 as of June 30, 2021 and December 31, 2020, respectively	148,576	183,857
Other current assets	34,321	40,392
Total current assets	566,686	523,616
Marketable securities, long-term	393,250	132,502
Fixed assets, net	51,086	40,199
Acquisition-related intangible assets, net	6,829	—
Goodwill	23,107	—
Other long-term assets	8,897	4,144
Total assets	$1,049,855	$700,461
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$14,743	$26,488
Income tax payable	26,399	53,319
Contract liabilities	6,915	26,576
Customer deposit	45,327	185
Investment margin loan	15,077	15,019
Other current liabilities	13,063	8,528
Total current liabilities	121,524	130,115
Notes payable	5,899	—
Unrecognized tax benefits	505	377
Other long-term liabilities	1,202	582
Total liabilities	129,130	131,074
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value per share, 50,000 shares authorized, 29,513 and 28,178 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	3	3
Preferred stock, $0.0001 par value per share, 1,000 shares authorized, no shares issued or outstanding at June 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	482,255	418,065
Accumulated other comprehensive income (loss)	(265)	438
Retained earnings	430,736	150,881
Total Fulgent stockholders' equity	912,729	569,387
Noncontrolling interest	7,996	—
Total stockholders’ equity	920,725	569,387
Total liabilities and stockholders’ equity	$1,049,855	$700,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$153,616	$17,265	$513,045	$25,018
Cost of revenue	35,858	7,717	109,933	11,774
Gross profit	117,758	9,548	403,112	13,244
Operating expenses:
Research and development	5,312	1,849	10,734	3,827
Selling and marketing	5,219	3,260	10,227	4,857
General and administrative	8,329	1,799	16,331	3,834
Total operating expenses	18,860	6,908	37,292	12,518
Operating income	98,898	2,640	365,820	726
Interest and other income, net	604	275	886	516
Income before income taxes, gain on equity method investment and equity loss in investee	99,502	2,915	366,706	1,242
Provision for (benefit from) income taxes	23,589	(599)	90,102	(565)
Income before gain on equity method investment and equity loss in investee	75,913	3,514	276,604	1,807
Gain on equity method investment	3,734	—	3,734	—
Equity loss in investee	—	(193)	—	(442)
Net income from consolidated operations	79,647	3,321	280,338	1,365
Net loss attributable to noncontrolling interests	165	—	165	—
Net income attributable to Fulgent	$79,812	$3,321	$280,503	$1,365

Net income per common share attributable to Fulgent:
Basic	$2.74	$0.15	$9.68	$0.06
Diluted	$2.59	$0.14	$9.10	$0.06

Weighted-average common shares:
Basic	29,150	21,747	28,991	21,656
Diluted	30,830	22,920	30,809	22,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income from consolidated operations	$79,647	$3,321	$280,338	$1,365
Other comprehensive income (loss):
Foreign currency translation gain (loss)	36	2	36	(1)
Net unrealized gain (loss) on marketable securities, net of tax	(75)	1,240	(729)	904
Comprehensive income from consolidated operations	79,608	4,563	279,645	2,268
Net loss attributable to noncontrolling interest	165	—	165	—
Foreign currency translation gain attributable to noncontrolling interest	(10)	—	(10)	—
Comprehensive loss attributable to noncontrolling interest	155	—	155	—
Comprehensive income attributable to Fulgent	$79,763	$4,563	$279,800	$2,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Fulgent Stockholders' Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Fulgent Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2020	28,178	$3	$418,065	$438	$150,881	$569,387	$—	$569,387
Equity-based compensation	—	—	2,962	—	—	2,962	—	2,962
Exercise of common stock options	45	—	44	—	—	44	—	44
Restricted stock awards	187	—	—	—	—	—	—	—
Common stock withholding for employee tax obligations	(4)	—	(513)	—	—	(513)	—	(513)
Issuance of common stock at an average of $52.00 per share, net	583	—	30,297	—	—	30,297	—	30,297
Other comprehensive loss	—	—	—	(654)	—	(654)	—	(654)
Cumulative effect of accounting change	—	—	—	—	(887)	(887)	—	(887)
Cumulative tax effect of accounting change	—	—	—	—	239	239	—	239
Net income	—	—	—	—	200,691	200,691	—	200,691
Balance at March 31, 2021	28,989	3	450,855	(216)	350,924	801,566	—	801,566
Equity-based compensation	—	—	3,526	—	—	3,526	—	3,526
Exercise of common stock options	4	—	24	—	—	24	—	24
Restricted stock awards	143	—	—	—	—	—	—	—
Common stock withholding for employee tax obligations	(1)	—	(39)	—	—	(39)	—	(39)
Issuance of common stock at an average of $73.75 per share, net	378	—	27,889	—	—	27,889	—	27,889
Noncontrolling interest assumed related to acquisitions	—	—	—	—	—	—	8,151	8,151
Other comprehensive gain (loss)	—	—	—	(49)		(49)	10	(39)
Net income (loss)	—	—	—	—	79,812	79,812	(165)	79,647
Balance at June 30, 2021	29,513	$3	$482,255	$(265)	$430,736	$912,729	$7,996	$920,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Fulgent Stockholders' Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
Balance at December 31, 2019	21,483	$2	$146,058	$146	$(63,429)	$82,777
Equity-based compensation	—	—	924	—	—	924
Exercise of common stock options	33	—	12	—	—	12
Restricted stock awards	159	—	—	—	—	—
Common stock withholding for employee tax obligations	(3)	—	(46)	—	—	(46)
Other comprehensive loss	—	—	—	(339)	—	(339)
Net loss	—	—	—	—	(1,956)	(1,956)
Balance at March 31, 2020	21,672	2	146,948	(193)	(65,385)	81,372
Equity-based compensation	—	—	1,080	—	—	1,080
Exercise of common stock options	11	—	28	—	—	28
Restricted stock awards	127	—	—	—	—	—
Other comprehensive gain	—	—	—	1,242	—	1,242
Net income	—	—	—	—	3,321	3,321
Balance at June 30, 2020	21,810	$2	$148,056	$1,049	$(62,064)	$87,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flow from operating activities:
Net income from consolidated operations	$280,338	$1,365
Adjustments to reconcile net income to net cash provided (used in) by operating activities:
Equity-based compensation	6,488	2,004
Depreciation and amortization	4,340	1,118
Noncash lease expense	298	220
Loss on disposal of fixed asset	598	—
Amortization of premium of marketable securities	3,171	218
Provision for credit losses	3,259	135
Deferred taxes	(3,055)	—
Unrecognized tax benefits	128	—
Holding loss on equity securities	360	—
Equity loss in investee	—	442
Gain on equity method investment	(3,734)	—
Other	(8)	(6)
Changes in operating assets and liabilities:
Trade accounts receivable	32,460	(7,437)
Other current and long-term assets	(6,025)	(3,827)
Accounts payable	(10,256)	2,284
Accrued liabilities and other liabilities	3,084	670
Income tax payable	(26,920)	(24)
Contract liabilities	(19,662)	—
Customer deposit	44,719	—
Operating lease liabilities	(293)	(205)
Net cash provided by (used in) operating activities	309,290	(3,043)
Cash flow from investing activities:
Purchases of fixed assets	(14,427)	(1,207)
Proceeds from sale of fixed assets	13	—
Purchase of marketable securities	(424,807)	(12,387)
Proceeds from sale of marketable securities	51,696	—
Maturities of marketable securities	34,538	7,327
Acquisition of businesses, net of cash acquired	(18,509)	—
Net cash used in investing activities	(371,496)	(6,267)
Cash flow from financing activities:
Proceeds from (payment for) public offerings of common stock, net of issuance costs	75,656	(217)
Proceeds from noncontrolling interest	10	—
Proceeds from exercise of stock options	68	40
Common stock withholding for employee tax obligations	(552)	(46)
Borrowing under margin account	58	—
Net cash provided by (used in) financing activities	75,240	(223)
Effect of exchange rate changes on cash and cash equivalents	1	(1)
Net increase (decrease) in cash and cash equivalents	13,035	(9,534)
Cash and cash equivalents at beginning of period	87,426	11,965
Cash and cash equivalents at end of period	$100,461	$2,431
Supplemental disclosures of cash flow information:
Income taxes paid	$119,980	$28
Supplemental disclosures of non-cash investing and financing activities:
Purchases of fixed assets in accounts payable	$742	$497
Operating lease right-of-use assets obtained in exchange for lease liabilities	$765	$393
Operating lease right-of-use assets reduced due to lease modification	$185	$—
Public offerings costs included in accounts payable	$30	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Note 1. Overview and Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. These financial statements include the assets, liabilities, revenues and expenses of all subsidiaries and entities in which the Company has a controlling financial interest or is deemed to be the primary beneficiary. In determining whether the Company is the primary beneficiary of an entity, the Company applies a qualitative approach that determines whether it has both (i) the power to direct the economically significant activities of the entity and (ii) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. The Company uses the equity method to account for its investments in entities that it does not control, but in which it has the ability to exercise significant influence over operating and financial policies. All significant intercompany accounts and transactions are eliminated from the accompanying condensed consolidated financial statements.

Nature of the Business

Fulgent Genetics, Inc., together with its subsidiaries, collectively referred to as the Company, unless otherwise noted or the context otherwise requires, is a technology company offering comprehensive genetic testing providing physicians with clinically actionable diagnostic information they can use to improve the quality of patient care. The Company has developed a proprietary technology platform that allows it to offer a broad and flexible test menu and continually expand and improve its proprietary genetic reference library, while maintaining accessible pricing, high accuracy and competitive turnaround times. Combining next generation sequencing, or NGS, with its technology platform, the Company performs full-gene sequencing with deletion/duplication analysis in single-gene tests; pre-established, multi-gene, disease-specific panels; and customized panels that can be tailored to meet specific customer needs. In 2019, the Company launched its first patient-initiated product, Picture Genetics, a new line of at-home screening tests that combines the Company’s advanced NGS solutions with actionable results and genetic counseling options for individuals. Since March 2020, the Company has commercially launched several tests for the detection of SARS-CoV-2, the virus that causes the novel coronavirus, or COVID-19, including NGS and reverse transcription polymerase chain reaction – based, or RT-PCR-based, tests. The Company has received an Emergency Use Authorization, or EUA, from the United States, or U.S., Food and Drug Administration, or the FDA, for the RT-PCR-based tests for the detection of SARS-CoV-2 using upper respiratory specimens (nasal, nasopharyngeal, and oropharyngeal swabs) and for the at-home testing service through Picture Genetics. The Company’s at-home testing service for COVID-19 and RT-PCR-based test have been granted an EUA by the FDA only for the detection of nucleic acid from SARS-CoV-2, not for any other viruses or pathogens. The Company believes its test menu offers more genes for testing than its competitors in today’s market, which enables it to provide expansive options for test customization and clinically actionable results. A cornerstone of the Company’s business is its ability to provide expansive options and flexibility for all clients’ unique testing needs.

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

On an on-going basis, management evaluates its estimates, primarily those related to: (i) revenue recognition criteria, (ii) trade accounts receivable and allowances for credit losses, (iii) the useful lives of fixed assets, (iv) estimates of tax liabilities, (v) the valuation of equity method investments, (vi) valuation of acquisition-related intangibles and goodwill, and (vii) useful lives of intangible assets and fixed assets.

Foreign Currency Translation and Foreign Currency Transactions

The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive income (loss) in the accompanying Condensed Consolidated Statements of Stockholders’ Equity. Gains from these translations were not significant in the three and six months ended June 30, 2021 and three months ended June 30, 2020, and loss from these translations for the six months ended June 30, 2020 was not significant. The Company and its subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property and nonmonetary assets and liabilities at historical rates. Losses from these remeasurements in the three and six months ended June 30, 2021 and in the six months ended June 30, 2020 were not significant. Gains from these remeasurements were not significant in the three months ended June 30, 2020.

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

The Company leases out space in buildings it owns in El Monte, California, to third-party tenants under noncancelable operating leases and has leased out such space since the Company purchased such buildings. The Company recognizes lease payments as income over the lease terms on a straight-line basis and recognizes variable lease payments as income in the period in which the changes in facts and circumstances on which the variable lease payments are based occur. The net rental income is included in the interest and other income, net, in the accompanying Condensed Consolidated Statement of Operations.

Concentration of Customers

In certain periods, a small number of customers has accounted for a significant portion of the Company’s revenue. After aggregating customers that are under common control or are affiliates, two customers contributed 20% and 16% of the Company’s revenue for the three months ended June 30, 2021, respectively, and two customers contributed 24% and 11% of the Company’s revenue for the six months ended June 30, 2021, respectively.  One customer contributed 45% of the Company’s revenue for the three months ended June 30, 2020, and one customer contributed 31% of the Company’s revenue for the six months ended June 30, 2020. One customer comprised 13% of total accounts receivable as of June 30, 2021. No customer comprised 10% or more of total accounts receivable as of December 31, 2020. Revenue from the U.S. government was less than 10% of total revenue for the three and six months ended June 30, 2021 and 2020.

Revenue from Contracts with Customers

Disaggregation of Revenue

The Company classifies its customers into three payor types: (i) Insurance, (ii) Institutional, including hospitals, medical institutions, other laboratories, governmental bodies, municipalities and large corporations, or (iii) Patients who pay directly, as the Company believes this best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. The following table summarizes revenue from contracts with customers by payor type for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Testing Services by payor
Institutional	$103,602	$16,454	$255,171	$23,932
Insurance	49,520	691	257,078	825
Patient	494	120	796	261
Total Revenue	$153,616	$17,265	$513,045	$25,018

Contract Balances

Receivables from contracts with customers—As of June 30, 2021 and December 31, 2020, receivables from contracts with customers were approximately $148.6 million and $183.9 million, respectively, and are included within trade accounts receivable on the Condensed Consolidated Balance Sheets.

Contracts assets and liabilities —As of June 30, 2021 and December 31, 2020, contract assets from contracts with customers were $324,000 and $1.4 million, respectively, associated with contract execution and certain costs to fulfill a contract, and included in other current assets in the accompanying Condensed Consolidated Balance Sheets. Contract liabilities are recorded when the Company receives payment or bills prior to completing its obligation to transfer goods or services to a customer. The Company had $6.9 million and $26.6 million of contract liabilities as of June 30, 2021 and December 31, 2020, respectively. Revenues of $1.7 million and $196,000 for the three months and $25.5 million and $246,000 for the six months were recognized for the periods ended June 30, 2021 and 2020, respectively, related to contract liabilities at the beginning of the respective periods.

Transaction Price Allocated to Future Performance Obligations

The Company does not have material future obligations associated with testing services that extend beyond one year.

Reagents and Supplies

The Company maintains reagents and other consumables primarily used in sample collections and testing which are valued at the lower of cost or net realizable value. Cost is determined using actual costs on a first-in, first-out basis. The reagents and supplies were $25.4 million and $16.5 million as of June 30, 2021 and December 31, 2020, respectively, and was included in other current assets in the accompanying Condensed Consolidated Balance Sheets.

Customer Deposit

Customer deposit in the accompanying Condensed Consolidated Balance Sheets consists primarily of payments received from customers in excess of their outstanding trade accounts receivable balances, and the excess payments will be refunded to the customers or offset against future testing receivables.

Trade Accounts Receivable and Allowance for Credit Losses

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains an allowance for credit losses for expected uncollectible trade accounts receivable, which is recorded as an offset to trade accounts receivable and changes in allowance for credit losses are classified as a general and administrative expense in the accompanying Condensed Consolidated Statements of Operations. The Company assesses collectability by reviewing trade accounts receivable on a collective basis where similar risk characteristics exist and on an individual basis when it identifies specific customers that have deterioration in credit quality such that they may no longer share similar risk characteristics with the other receivables. In determining the amount of the allowance for credit losses, the Company uses a probability-of-default and loss given default model, which allows the ability to define a point of default and measure credit losses for receivables that have reached the point of default for purposes of calculating the allowance for credit losses. Loss given default represents the likelihood that a receivable that has reached the point of default will not be collected in full. The Company will update its probability-of-default and loss given default factors annually to incorporate the most recent historical data and adjusts the quantitative portion of the reserve through its qualitative reserve overlay. The Company looks at qualitative factors such as general economic conditions in determining expected credit losses. During the three and six months ended June 30, 2021, the Company recorded $2.2 million and $3.3 million of provision for credit losses for trade accounts receivable, respectively. The provision was not significant for the three and six months ended June 30, 2020.

Marketable Securities

All marketable debt securities, which consist of corporate debt securities, municipal bonds, U.S. government agency debt securities, and Yankee debt securities issued by foreign governments or entities and denominated in U.S. dollars, have been classified as “available for sale”, and are carried at fair value. Unrealized gains and losses, net of any related tax effects, are excluded from earnings and are included in other comprehensive income (loss) and reported as a separate component of stockholders’ equity until realized. Realized gains and losses on marketable debt securities are included in interest and other income, net, in the accompanying Condensed Consolidated Statements of Operations. The cost of any marketable debt securities sold is based on the specific-identification method. The amortized cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest on marketable debt securities is included in interest and other income, net. In accordance with the Company’s investment policy, management invests to diversify credit risk and only invests in securities with high credit quality, including U.S. government securities, and the final maturity is tailored to the Company’s current liquidity needs with a maximum final maturity from the date of purchase of three years.

The Company’s investments in marketable equity securities are measured at fair value with the related gains and losses, realized and unrealized, recognized in interest and other income, net, in the accompanying Condensed Consolidated Statements of Operations. The cost of any marketable equity securities sold is based on the specific-identification method.

For available for sale debt securities, in an unrealized loss, the company determines whether a credit loss exists. The credit loss is estimated by considering available information relevant to the collectability of the security and information about past events, current conditions, and reasonable and supportable forecasts. Any credit loss is recorded as a charge to interest and other income, net, not to exceed the amount of the unrealized loss. If the Company has an intent to sell, or if it is more likely than not that the Company will be required to sell a debt security in an unrealized loss position before recovery of its amortized cost basis, the Company will write down the security to its fair value and record the corresponding charge as a component of interest and other income, net.

Business Combination

The Company uses the acquisition method of accounting and allocates the fair value of purchase consideration to the assets acquired and liabilities assumed from an acquiree based on their respective fair values as of the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired and liabilities assumed is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future growth and margins, future changes in technology, expected cost and time to develop in-process research and development, brand awareness and discount rates. Fair value estimates are based on the assumptions that management believes a market participant would use in pricing the asset or liability.

Goodwill

Goodwill is not amortized but is subject to impairment tests on an annual basis, or more frequently if indicators of potential impairment exist, and goodwill is written down when it is determined to be impaired. The Company will perform an annual impairment review in the fourth quarter of each fiscal year and compare the fair value of the reporting unit in which the goodwill resides to its carrying value.

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

Recently Adopted Accounting Pronouncements

ASU 2016-13

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. ASU 2016-13 replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those reporting periods for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application of the amendments is permitted. The Company adopted ASU 2016-13 using the modified retrospective approach as of January 1, 2021. The cumulative effect upon adoption was $887,000 to the retained earnings in the accompanying Condensed Consolidated Statements of Stockholders’ Equity and trade accounts receivable, net, in the accompanying Condensed Consolidated Balance Sheets. The cumulative tax effective was $239,000 to retained earnings and deferred tax assets included in other long-term assets in the accompanying Condensed Consolidated Balance Sheets. There was no impact related to available-for-sale debt securities.

ASU 2019-12

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), or ASU 2019-12, which is intended to reduce the complexity of accounting standards while maintaining or enhancing the helpfulness of information provided to financial statement users.  The amendment in this ASU simplifies the accounting for income taxes by removing some exceptions including the incremental approach for intraperiod tax allocation, the requirement to recognize a deferred tax liability for equity method investments, the ability not to recognize a deferred tax liability for a foreign subsidiary, and the general methodology for calculating income taxes in an interim period. Other changes include requiring entities to recognize franchise tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, evaluate tax basis step-up in goodwill obtained in a transaction that is not a business combination, and reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date, making minor codification improvements for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method, and specifying that an entity is not required to allocate the consolidated current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements. For public business entities, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 with early adoption permitted. The Company adopted ASU 2019-12 in the first quarter of 2021, and the adoption had no material impact to the Company’s condensed consolidated financial statements.

Note 3. Marketable Securities

The Company’s marketable securities consisted of the following:

	June 30, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Marketable securities:
Short-term
Equity securities
Bond fund	$169,366	$10	$(451)	$168,925
Exchange traded funds	35,042	—	(8)	35,034
Available-for-sale debt securities
Corporate debt securities	77,664	199	(9)	77,854
Money market accounts	5,501	—	—	5,501
Municipal bonds	1,517	—	(1)	1,516
Less: Cash equivalents	(5,501)	—	—	(5,501)
Total short-term marketable securities	283,589	209	(469)	283,329
After 1 year through 5 years
Corporate debt securities	354,979	188	(678)	354,489
Municipal bonds	13,376	15	(19)	13,372
Yankee debt securities	14,856	3	(109)	14,750
U.S. government agency debt securities	1,500	—	(4)	1,496
Total marketable securities due after 1 year through 5 years	384,711	206	(810)	384,107
After 5 years through 10 years
Municipal bonds	9,182	3	(43)	9,142
Total marketable securities due after 5 years through 10 years	9,182	3	(43)	9,142
Total marketable securities	$677,482	$418	$(1,322)	$676,578

	December 31, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Marketable securities:
Short-term
Equity securities
Bond fund	$153,269	$67	$(151)	$153,185
Exchange traded funds	17,614	—	(5)	17,609
Available-for-sale debt securities
Money market accounts	47,461	—	—	47,461
Corporate debt securities	41,061	101	(15)	41,147
Less: Cash equivalents	(47,461)	—	—	(47,461)
Total short-term marketable securities	211,944	168	(171)	211,941
After 1 year through 5 years
Corporate debt securities	124,989	580	(117)	125,452
U.S. government agency debt securities	1,000	2	—	1,002
Yankee debt securities	6,054	4	(10)	6,048
Total marketable securities due after 1 year through 5 years	132,043	586	(127)	132,502
Total marketable securities	$343,987	$754	$(298)	$344,443

Gross unrealized losses on the Company’s marketable securities were $1.3 million as of June 30, 2021. Gross unrealized losses on the Company’s marketable securities were $298,000 as of December 31, 2020. The Company currently does not intend to sell these securities prior to maturity. During the three and six months ended June 30, 2021, the Company did not recognize credit losses.

The Company’s securities of $420.4 million are used as collateral for an outstanding margin account borrowing. As of June 30, 2021, the Company had an outstanding borrowing of $15.1 million under its margin account. Margin account borrowings were used for the purchase of real property located in El Monte, California in 2020.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the three-tier fair value hierarchy:

	June 30, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Marketable securities and cash equivalents:
Bond Fund	$168,925	$168,925	$—	$—
Exchange traded funds	35,034	35,034	—	—
Corporate debt securities	432,343	—	432,343	—
Municipal bonds	24,030	—	24,030	—
Yankee debt securities	14,750	—	14,750	—
U.S. government agency debt securities	1,496	—	1,496	—
Money market accounts	5,501	5,501	—	—
Total marketable securities and cash equivalents	$682,079	$209,460	$472,619	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Marketable securities and cash equivalents:
Bond Fund	$153,185	$153,185	$—	$—
Exchange traded funds	17,609	17,609	—	—
Corporate debt securities	166,599	—	166,599	—
U.S. government agency debt securities	1,002	—	1,002	—
Yankee debt securities	6,048	—	6,048	—
Money market accounts	47,461	47,461	—	—
Total marketable securities and cash equivalents	$391,904	$218,255	$173,649	$—

The Company’s Level 1 assets include marketable equity securities and money market instruments and are valued based upon observable market prices. Level 2 assets consist of U.S. government agency debt securities, municipal bonds, corporate debt securities and Yankee debt securities. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. As of June 30, 2021, the Company had no investments that were measured using unobservable (Level 3) inputs.

There were no transfers between fair value measurement levels during the three and six months ended June 30, 2021.

Note 5. Fixed Assets

Major classes of fixed assets consisted of the following:

		June 30,	December 31,
	Useful Lives	2021	2020
		(in thousands)
Medical lab equipment	3 to 5 Years	$30,108	$20,849
Building	39 Years	6,731	6,731
Aircraft	7 Years	6,503	6,503
Computer hardware	3 Years	4,580	3,699
Leasehold improvements	Shorter of lease term or estimated useful life	1,941	1,580
Furniture and fixtures	2 to 5 Years	1,056	454
Automobile	2 to 5 Years	716	53
Building improvements	6 months to 5 Years	707	707
Computer software	3 to 5 Years	754	541
Land improvements	5 to 15 Years	403	403
General equipment	3 to 5 Years	44	44
Land		7,500	7,500
Assets not yet placed in service		4,783	2,055
Total		65,826	51,119
Less: Accumulated depreciation		(14,740)	(10,920)
Fixed assets, net		$51,086	$40,199

Depreciation expense on fixed assets totaled $2.3 million and $549,000 for the three months and $4.2 million and $1.1 million for the six months ended June 30, 2021 and 2020, respectively.

Note 6. Other Significant Balance Sheet Accounts

Other current assets consisted of the following:

	June 30,	December 31,
	2021	2020
	(in thousands)
Reagents and supplies	$25,373	$16,491
Prepaid expenses	4,311	3,682
Marketable securities interest receivable	2,898	1,016
Other receivable	1,415	17,810
Contract assets	324	1,379
Prepaid income taxes	—	14
Total	$34,321	$40,392

Reagents and supplies include reagents and consumables used for COVID-19 testing and genetics testing and collection kits for COVID-19 testing. Other receivable as of December 31, 2020 primarily consists of proceeds to be received from public offerings of the Company’s common stock, which were all collected during the six months ended June 30, 2021.

Other current liabilities consisted of the following:

	June 30,	December 31,
	2021	2020
	(in thousands)
Payroll liabilities	$6,687	$5,314
Sales tax payable and other	4,801	2,538
Operating lease liabilities	1,001	267
Due to related parties	574	409
Total	$13,063	$8,528

Note 7. Reporting Segment and Geographic Information

The Company views its operations and manages its business in one reporting segment. Long-lived assets were primarily located in the United States as of June 30, 2021 and December 31, 2020 with an insignificant amount located in China and Canada. Revenue by region during the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Revenue:
United States	$149,862	$16,138	$507,399	$21,777
Foreign	3,754	1,127	5,646	3,241
Total	$153,616	$17,265	$513,045	$25,018

Note 8. Debt, Commitments and Contingencies

Debt

As of June 30, 2021, the Company had an outstanding borrowing of $15.1 million under its margin account with the custodian of the Company’s marketable debt security investment account, Pershing Advisor Solutions, LLC, a BNY Mellon Company. Margin account borrowings were used for the purchase of real property located in El Monte, California in 2020. The securities in the brokerage account were used as collateral for the margin loan. The custodian can issue a margin call at any time. The interest rate on the margin loan was the effective federal funds rate, or EFFR, plus a spread, and the EFFR and/or the spread can be changed by BNY Mellon at any time. The interest was 1% at the time of withdrawal of $15.0 million from the margin account, and the interest rate at June 30, 2021 was less than 1.0%. The Company did not make any other withdrawals from the margin account, and the outstanding balance of $15.1 million is included in the accompanying Condensed Consolidated Balance Sheets. The related interest expenses for the three and six months ended June 30, 2021 were $29,000 and $58,000, respectively. The related interest expenses were none for the three and six months ended June 30, 2020.

Notes payable as of June 30, 2021 consisted of $5.9 million of notes payable to Xilong Scientific Co., Ltd., or Xilong Scientific, by Fujian Fujun Gene Biotech Co., Ltd., or FF Gene Biotech, as defined in Note 14, Business Combination. The loan is payable on December 31, 2022 and interest rate on the loan is 4.97%.

Operating Leases

See Note 9, Leases, for further information.

Purchase Obligations

As of June 30, 2021, the Company had non-cancelable purchase obligations of $7.6 million, of which, $4.9 million for reagents and other supplies, $2.3 million for medical lab equipment, and $372,000 for medical lab furniture are payable within twelve months.

Contingencies

From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the outcome of these matters would not have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

Note 9. Leases

Lessee

The Company is party as a lessee to various non-cancelable operating leases with varying terms through February 2026 primarily for laboratory and office space and equipment. The Company has an option to renew one of these leases for one year after its expiration. On a lease-by-lease basis, the Company considers such options, which may be elected at the Company’s sole discretion, in determining the lease term. The Company does not have any finance leases or leases with variable lease payments. The Company’s lease agreements do not contain any residual value guarantees, material restrictive covenants, bargain purchase options or asset retirement obligations.

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

In February 2021, the Company extended the lease for its headquarters located in Temple City, California, to January 31, 2023. In March 2021, the Company entered into a new lease for its 12,000 square foot CLIA-certified laboratory in Houston, Texas, and the lease will expire in November 2023.

The operating lease right-of-use asset, short-term lease liabilities, and long-term lease liabilities as of June 30, 2021 and December 31, 2020 were as follows:

	June 30,	December 31,
	2021	2020
	(in thousands)
Operating lease right-of-use asset	$2,176	$828
Operating lease liabilities, short term	$1,001	$267
Operating lease liabilities, long term	$1,188	$568

The following was operating lease expense:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Operating lease cost	$232	$152	$301	$301
Short-term lease cost	61	3	192	3
Total lease cost	$293	$155	$493	$304

Supplemental information related to leases was the following:

June 30, 2021
Weighted average remaining lease term - operating leases	2.9 years
Weighted average discount rate - operating leases	3.26%

The following is a maturity analysis of operating lease liabilities using undiscounted cash flows on an annual basis with renewal periods included:

Operating Leases
(in thousands)
Year Ending December 31,
2021 (remaining 6 months)	$538
2022	881
2023	412
2024	216
2025	215
2026	37
Thereafter	—
Total lease payments	2,299
Less imputed interest	(110)
Total	$2,189

Lessor

The Company leases out space in buildings it owns to third-party tenants under noncancelable operating leases and has leased out such space since the Company purchased such buildings in October 2020. As of June 30, 2021, the remaining lease terms left range from 17 months to 42 months including renewal options and may include rent escalation clauses. Lease income primarily represents fixed lease payments from tenants recognized on a straight-line basis over the application lease term. Variable lease income represents tenant payments for real estate taxes, insurance and maintenance.

The lease income was $85,000 and $242,000 for the three and six months ended June 30, 2021, respectively, which was included in interest and other income, net, in the accompanying Condensed Consolidated Statements of Operations. Total lease income was as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Lease income	$81	$—	$237	$—
Variable lease income	4	—	5	—
Total lease income	$85	$—	$242	$—

Future fixed lease payments from tenants for all noncancelable operating leases as of June 30, 2021 are as follows:

Lease Payments
from Tenants
(in thousands)
Year Ending December 31,
2021 (remaining 6 months)	$94
2022	190
2023	95
2024	61
Total	$440

Note 10. Equity-Based Compensation

The Company has included equity-based compensation expense as part of cost of revenue and operating expenses in the accompanying Condensed Consolidated Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$692	$270	$1,366	$501
Research and development	1,481	364	2,704	676
Selling and marketing	620	222	1,046	393
General and administrative	733	224	1,372	434
Total	$3,526	$1,080	$6,488	$2,004

Note 11. Provision for (Benefit from) Income Taxes

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

The Company recorded consolidated provision for (benefit from) income taxes of $23.6 million and $90.1 million for the three and six months ended June 30, 2021, respectively, compared with $(599,000) and $(565,000) for the three and six months ended June 30, 2020, respectively. The Company’s effective tax rates were 24% and 25% for the three and six months ended June 30, 2021, respectively, compared with -21% and -45% or the three and six months ended June 30, 2020, respectively. The change in the effective tax rate for the three-month and six-month periods of 2021, relative to 2020, was primarily attributable to a significant increase in income for the first quarter of 2021, and, to a lesser extent, an increase in income for the second quarter of 2021, partially offset by increased windfall tax deductions related to stock-based compensation.

The Company is not currently under examination by any major income tax jurisdiction. During 2021, the statutes of limitations will lapse on the Company's 2017 federal tax year and certain 2016 and 2017 state tax years. The Company does not believe the federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the interim financial statements for the three and six months ended June 30, 2021 and 2020.

Note 12. Income per Share

The following table presents the calculation of basic and diluted income per share for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except per share data)
Net income attributable to Fulgent	$79,812	$3,321	$280,503	$1,365
Weighted-average common shares—outstanding, basic	29,150	21,747	28,991	21,656
Weighted-average common shares—outstanding, diluted	30,830	22,920	30,809	22,824
Net income per common share, basic	$2.74	$0.15	$9.68	$0.06
Net income per common share, diluted	$2.59	$0.14	$9.10	$0.06

The following securities have been excluded from the calculation of diluted income per share because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Options	2	4	5	10
Restricted Stock Units	107	42	71	21

The anti-dilutive shares described above were calculated using the treasury stock method.

Note 13. Related Parties

Linda Marsh, who is a member of the Company’s board of directors, is currently the Senior Executive Vice President of AHMC Healthcare Inc., or AHMC. The Company performs genetic testing and other testing services, on an arms-length basis, for AHMC, and the Company recognized $738,000 and $1.9 million in revenue in the three and six months ended June 30, 2021, respectively. The Company did not perform any services for AHMC and did not recognize any revenue in the three and six months ended June 30, 2020. As of June 30, 2021 and December 31, 2020, $793,000 and $1.8 million was owed to the Company by AHMC, which is included in trade accounts receivable, net, in the accompanying Condensed Consolidated Balance Sheets, in connection with this relationship.

The Company and Fulgent Pharma LLC, the Company’s former subsidiary, are party to shared services arrangements where research and development and administrative services and office space and equipment are provided between the companies, on an arms-length basis. Ming Hsieh is the Manager and a member of Fulgent Pharma LLC. During the three and six months ended June 30, 2021, the cost of research development services rendered by Fulgent Pharma LLC for the Company was $97,000 and $205,000, respectively. The cost of research development services rendered by Fulgent Pharma LLC for the Company was not significant during the three and six months ended June 30, 2020. Amounts for services performed by the Company for Fulgent Pharma LLC were not significant during the three and six months ended June 31, 2021 and 2020. As of June 30, 2021, and December 31, 2020, $574,000 and $409,000, respectively, were owed to Fulgent Pharma LLC by the Company, which are included in due to related parties as a component in other current liabilities in the accompanying Condensed Consolidated Balance Sheets, in connection with these relationships.

Note 14. Business Combination

FF Gene Biotech

In April 2017, the Company acquired a 30% equity interest in FF Gene Biotech, a newly formed a joint venture with Xilong Scientific, and Fuzhou Jinqiang Investment Partnership (LP), or FJIP. The joint venture was formed under the laws of China to offer genetic testing services to customers in China.

In May 2021, the Company entered into a restructuring agreement with Xilong Scientific and FJIP, resulting in the Company indirectly acquiring a 72% controlling financial interest in FF Gene Biotech. As a result of the acquisition of FF Gene Biotech, or the FF Gene Biotech Acquisition, the Company will be more strategically aligned with it geographic expansion strategy. It also expects to reduce costs through economies of scale.

The goodwill of $23.1 million arising from the FF Gene Biotech Acquisition is attributed to the expected synergies and other benefits that will be potentially generated from the combination of the Company and FF Gene Biotech. The goodwill recognized is not deductible for tax purposes.

The Company allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on estimated fair values. As additional information becomes available, such as the finalization of the estimated fair value of tax-related items, the Company may further update the preliminary purchase price allocation during the remainder of the measurement period (up to one year from the FF Gene Biotech Acquisition date). The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed recognized at the FF Gene Biotech Acquisition date, as well as the fair value of the noncontrolling interest at the FF Gene Biotech Acquisition date.

Amounts
(in thousands)
Considerations
Cash	$18,974
Fair value of the Company’s 30% equity interest held before the business combination	3,734
$22,708
Recognized amounts of identifiable assets acquired and liabilities assumed
Financial assets	$3,181
Reagents and supplies	1,288
Fixed assets	3,874
Other tangible assets	944
Identifiable intangible assets	6,958
Other current liabilities	(2,585)
Notes payable	(5,893)
Recognized amounts of identifiable assets acquired and liabilities assumed, net	7,767
Noncontrolling interest	(8,141)
Goodwill	23,082
Total	$22,708

The Company incurred $329,000 acquisition related costs, which was recorded as general and administrative expenses in its condensed consolidated statements of operations.

The fair value of the noncontrolling interest, or NCI, in FF Gene Biotech, a private entity, $8.1 million, was estimated by applying the income approach and market approach. The fair value measurement was based on significant inputs that are not observable in the market and thus represents a fair value categorized within Level 3 of the three-tier fair value hierarchy. The NCI represents a minority interest of 28% in the post-restructuring FF Gene Biotech. Since the NCI is the result of the restructuring, the implied value was utilized to value the NCI based on the 42% effective investment. After determining the implied value, a discount for lack of marketability was applied to the 28% interest representing lack of marketability related to the holding period to monetize the NCI in a future initial public offering, or IPO, or sale, and marketability related to market participant acquisition premiums implied in the value of the $19.0 million purchase price for a 42% interest. The resultant total discount applied was 35%, which is supported both by the put option analyses related to the potential holding period, and a 10% discount owed to a market participant acquisition premium.

The Company recognized a gain of $3.7 million as a result of remeasuring to fair value its 30% equity interest held before the FF Gene Biotech Acquisition. The fair value of the preexisting equity interest was determined based on the characteristics before consummating the FF Gene Biotech Acquisition and estimated by applying income approach and utilized the discounted cash flow method. The Company did not apply the market approach based on its characteristics before consummating the restructuring. The gain on the equity method investment is included in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021.

The amounts of FF Gene Biotech’s revenue and net losses included in the Company’s Condensed Consolidated Statements of Operations for the periods ended June 30, 2021 and the revenue and net losses of the combined entity had the acquisition date been January 1, 2021 are not material to the Company.

The identified intangible assets acquired in the FF Gene Biotech Acquisition consisted of a $5.7 million royalty-free technology with an estimated amortization life of 10 years and a $1.2 million customer relationships with an estimated amortization life of 5 years. The value of these assets were based upon the preliminary fair values as of the closing date of the FF Gene Biotech Acquisition.

The Company concluded FF Gene Biotech is a variable interest entity as FF Gene Biotech lacks sufficient capital to operate independently. The Company concluded that it alone has the power to direct the most significant activities of FF Gene Biotech and therefore is the primary beneficiary of the entity post the FF Gene Biotech Acquisition. Judgment regarding the level of influence over FF Gene Biotech includes consideration of key factors such as the Company's ownership interest, representation on the board of directors or other management body and participation in policy-making decisions. Post the FF Gene Biotech Acquisition, the financial results for FF Gene Biotech are included in the Company’s condensed financial statements. Prior to the FF Gene Biotech Acquisition, the financial results for FF Gene Biotech were not significant for pro forma financial information.

Note 15. Equity Distribution Agreement

In November 2020, the Company entered into an Equity Distribution Agreement, or the November 2020 Equity Distribution Agreement, with Piper Sandler & Co. (f/k/a Piper Jaffray & Co.), Oppenheimer & Co. Inc., and BTIG LLC, as sales agents, pursuant to which the Company may offer and sell, from time to time through Piper, shares of its common stock having an aggregate offering price of up to $175.0 million. Piper may receive a commission of up to 3% of the gross proceeds received by the Company for sales pursuant to the November 2020 Equity Distribution Agreement. During the three months ended June 30, 2021, the Company sold approximately 378,000 shares of its common stock pursuant to the November 2020 Equity Distribution Agreement at a weighted-average net selling price of $73.75. During the six months ended June 30, 2021, the Company sold approximately 961,000 shares of its common stock pursuant to the November 2020 Equity Distribution Agreement at a weighted-average net selling price of $60.56.

Note 16. Goodwill and Acquisition-Related Intangibles

Summaries of goodwill and acquisitions-related intangibles balances as of June 30, 2021 and December 30, 2020 were as follows:

		June 30,	December 31,
	Weighted-Average Amortization Period	2021	2020
		(in thousands)
Goodwill		$23,107	$—

Royalty-free technology	10 Years	$5,727	$—
Less: accumulated amortization		(95)	—
Royalty-free technology, net		5,632	—

Customer relationships	5 Years	1,238	—
Less: accumulated amortization		(41)	—
Customer relationships, net		1,197	—
Total acquisition-related intangibles, net		$6,829	$—

During the three months ended June 30, 2021, the Company recorded $23.1 million of goodwill and $7.0 million of intangibles attributable to the FF Gene Biotech Acquisition. See Note 14, Business Combination, to the Company's condensed consolidated financial statements.

Based on the carrying value of acquisition-related intangibles recorded as of June 30, 2021, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows:

Amounts
(in thousands)
2021 (remaining 6 months)	$410
2022	821
2023	821
2024	821
2025	821
2026	656
Thereafter	2,479
Total	$6,829

Note 17. Subsequent Events

In July 2021, the Company invested $20.0 million in Laboratory for Advanced Medicine, Inc., or Helio Health, incorporated in Cayman Islands, and, in connection with the investment in Helio Health, the Company obtained a minority shareholder interest. Helio Heath is an AI-driven healthcare company developing early testing capabilities for cancer. Through this partnership, the Company seeks to have access to an emerging liquid biopsy testing technology in the U.S. and China and exclusive commercial rights to Helio Health’s liquid biopsy tests in the U.S. and Canada.

In August 2021, the Company completed an acquisition of Cytometry Specialists, Inc., or CSI, a Georgia corporation, through the acquisition of all of the issued and outstanding common stock of CSI in exchange for $50.0 million in cash and up to $10.0 million in potential future milestone payments. Through the acquisition of CSI, the Company seeks to expand the Company’s presence and capabilities in somatic molecular diagnostics and cancer testing. The Company plans to leverage its established technology platform, NGS expertise, lab operations, and sales infrastructure in conjunction with CSI’s extensive cancer testing menu to establish a differentiated foothold in oncologic testing in the United States.

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

Our technology platform, which integrates sophisticated data comparison and suppression algorithms, adaptive learning software, in comparison to our competitors advanced genetic diagnostics tools and integrated laboratory processes, allows us to offer a test menu with expansive genetic coverage. We believe the comprehensive data output and high detection rates of our tests, both made possible by this expansive genetic coverage, provide physicians with information they can readily incorporate into treatment decisions for their patients, which we refer to as clinical actionability. In addition, our technology platform facilitates our ability to perform customized genetic tests using our expansive library of genes, and we believe this flexibility increases the utility of the genetic data we produce. Further, our technology platform provides us with operating efficiencies that help lower our internal costs, which allows us to offer our tests at accessible price points. As a result, our efforts to build and continually enhance our technology platform allow us to deliver comprehensive, adaptable, clinically actionable and affordable genetic analysis while maintaining a low cost per billable test, enabling us to efficiently meet the needs of our growing base of customers.

Since March 2020, we have offered several tests for the detection of SARS-CoV-2, the virus that causes COVID-19, including NGS and RT-PCR-based tests. To date, we have processed orders for our COVID-19 tests from a variety of customers, including governmental bodies, municipalities, and large corporations. In 2020, we established and operated COVID-19 testing sites for certain municipal customers, including the County of Los Angeles and the New York City public school system. We also offer at-home COVID-19 testing services through our Picture Genetics platform that is used by many customers, including individuals and large organizations, such as the New York City Test and Trace program.

We offer tests at competitive prices, averaging approximately $96 per billable test delivered in the six months ended June 30, 2021, and at a lower cost to us than many of our competitors, averaging approximately $21 per billable test delivered in the six months ended June 30, 2021. Our volume has grown rapidly since our commercial launch, with 1.6 million and 5.3 million billable tests delivered in the three and six months ended June 30, 2021, compared to 181,000 and 194,000 billable tests delivered in the three and six months ended June 30, 2020, respectively. As of June 30, 2021, an aggregate of approximately 9.9 million billable tests have been delivered to over 1,500 customers since launching our first commercial genetic tests in 2013. We have experienced compound quarterly growth of 85% in the number of billable tests delivered in our last eight completed fiscal quarters. We recorded revenue and net income of $153.6 million and $79.8 million, respectively, in the three months ended June 30, 2021, compared to revenue and net income of $17.3 million and $3.3 million, respectively, in the three months ended June 30, 2020. We recorded revenue and net income of $513.0 million and $280.5 million, respectively, in the six months ended June 30, 2021, compared to revenue and net income of $25.0 million and $1.4 million, respectively, in the six months ended June 30, 2020. We achieved profitability in the first half of 2017, the second and third quarters of 2019, the second, third and fourth quarters of 2020, and the first and second quarter of 2021, but we have recorded losses in all other periods since our inception.

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

In the first half of 2021 and for the entirety of the COVID-19 pandemic to this point, we continued to operate as an essential business in response to COVID-19. During the first half of 2021 and to date, the COVID-19 pandemic has not had a negative impact on our consolidated operating results. Rather, we have recognized significant revenue growth in connection with sales of our COVID-19 tests. Our ability to continue to operate as currently planned, including our ability to continue to offer our COVID‑19 tests with competitive results and turn-around times without any significant negative operational impact from the COVID-19 pandemic will depend in part on our, and any of our third‑party service providers’ and suppliers’ ability to protect our respective employees and supply chains. We have endeavored to follow the recommended actions of government and health authorities to protect our employees. We intend to continue to adhere to our employee safety measures to ensure that any disruptions to our operations remain minimal during the pandemic. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our, or our third-party service providers’ and suppliers’, workforce and/or supply chain.

The COVID-19 pandemic has not negatively impacted the Company’s liquidity position as of June 30, 2021. We have not incurred any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic as of June 30, 2021.

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

	Three Months Ended				Six Months Ended
	June 30,		$	%	June 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
Statement of Operations Data:	(dollars and billable tests in thousands, except per billable test data)
Revenue	$153,616	$17,265	$136,351	790%	$513,045	$25,018	$488,027	1,951%
Cost of revenue	35,858	7,717	28,141	365%	109,933	11,774	98,159	834%
Gross profit	117,758	9,548	108,210	1,133%	403,112	13,244	389,868	2,944%
Operating expenses:
Research and development	5,312	1,849	3,463	187%	10,734	3,827	6,907	180%
Selling and marketing	5,219	3,260	1,959	60%	10,227	4,857	5,370	111%
General and administrative	8,329	1,799	6,530	363%	16,331	3,834	12,497	326%
Total operating expenses	18,860	6,908	11,952	173%	37,292	12,518	24,774	198%
Operating income	98,898	2,640	96,258	3,646%	365,820	726	365,094	50,288%
Interest and other income, net	604	275	329	120%	886	516	370	72%
Income before income taxes, gain on equity method investment and equity loss in investee	99,502	2,915	96,587	3,313%	366,706	1,242	365,464	29,425%
Provision for (benefit from) income taxes	23,589	(599)	24,188	4,038%	90,102	(565)	90,667	16,047%
Income before gain on equity method and equity loss in investee	75,913	3,514	72,399	2,060%	276,604	1,807	274,797	15,207%
Gain on equity method investment	3,734	—	3,734	*	3,734	—	3,734	*
Equity loss in investee	—	(193)	193	100%	—	(442)	442	100%
Net income from consolidated operations	79,647	3,321	76,326	2,298%	280,338	1,365	278,973	20,438%
Net loss attributable to noncontrolling interests	165	—	165	*	165	—	165	*
Net income attributable to Fulgent	$79,812	$3,321	$76,491	2,303%	$280,503	$1,365	$279,138	20,450%

Other Operating Data:
Billable tests delivered(1)	1,559	181	1,378	761%	5,333	194	5,139	2,649%
Average price per billable test delivered(2)	$99	$96	$3	3%	$96	$129	$(33)	(26%)
Cost per billable test delivered(3)	$23	$43	$(20)	(47%)	$21	$61	$(40)	(66%)

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

Revenue

Revenue increased $136.4 million, or 790%, from $17.3 million in the three months ended June 30, 2020 to $153.6 million in the three months ended June 30, 2021, and increased $488.0 million, or 1951%, from $25.0 million in the six months ended June 30, 2020 to $513.0 million in the six months ended June 30, 2021. The increase in revenue between periods was primarily due to increase in the number of billable tests delivered, primarily related to the increased orders for our COVID-19 tests, offset by a substantial decline in the average selling price per test.

The average price of the billable tests we delivered increased from $96 in the three months ended June 30, 2020 to $99 in the three months ended June 30, 2021, and decreased from $129 in the six months ended June 30, 2020 to $96 in the six months ended June 30, 2021. The decreases in the six months period were due to (i) lower price-points for the mix of tests we delivered, including COVID-19 tests launched in 2020, (ii) the mix of customers ordering tests in these periods, who may order tests at different rates depending on the arrangements we have negotiated with them, and (iii) our reduction of prices for certain of our tests due to general price degradation for genetic tests and other competitive factors during the three and six months ended June 30, 2021.

Revenue from non-U.S. sources increased $2.6 million, or 233%, from $1.1 million in the three months ended June 30, 2020 to $3.8 million in the three months ended June 30, 2021, and increased $2.4 million, or 74%, from $3.2 million in the six months ended June 30, 2020 to $5.6 million in the six months ended June 30, 2021. The increases in revenue from non-U.S. sources between periods were primarily due to increased sales of our traditional genetic testing services to customers in foreign countries.

The number of billable tests we delivered increased 1.4 million, from 181,000 in the three months ended June 30, 2020 to 1.6 million in the three months ended June 30, 2021, and increased 5.1 million, from 194,000 in the six months ended June 30, 2020 to 5.3 million in the six months ended June 30, 2021. The increases were primarily attributable to the expansion of our test menu, including our COVID-19 tests launched in 2020, and increases in sales to certain of our existing and new customers.

After aggregating customers that are under common control or are affiliates, two customers contributed 20% and 16% of the Company’s revenue for the three months ended June 30, 2021, respectively. Two customers contributed 24% and 11% of the Company’s revenue for the six months ended June 30, 2021, respectively.

Cost of Revenue

Cost of revenue increased $28.1 million, or 365%, from $7.7 million in the three months ended June 30, 2020 to $35.9 million in the three months ended June 30, 2021. The increase was primarily due to increases of $10.4 million in consulting and outside labor expense related to increased outside labor for production in the current period, $8.8 million in reagent and supply expenses related to increased billable tests delivered, $4.1 million in personnel costs including equity-based compensation expense related to increased headcount and market price of the Company’s stock, $2.2 million in software expense related to usage of COVID-19 testing software, and $1.6 million in depreciation expenses related to medical lab equipment purchased for our COVID-19 tests.

Cost of revenue increased $98.2 million, or 834%, from $11.8 million in the six months ended June 30, 2020 to $109.9 million in the six months ended June 30, 2021. The increase was primarily due to increases of $51.7 million in reagent and supply expenses related to increased billable tests delivered, $24.7 million in consulting and outside labor expense related to increased outside labor for production in the current period, $9.1 million in personnel costs including equity-based compensation expense related to increased headcount and market price of the Company’s stock, $6.2 million in software expense related to usage of COVID-19 testing software, $2.9 million in depreciation expenses related to medical lab equipment purchased for our COVID-19 tests, and $1.6 million in facilities primarily related to certain modifications made to our mini vans used for our COVID-19 business.

Cost per billable test delivered decreased $20, or 47%, from $43 in the three months ended June 30, 2020 to $23 in the three months ended June 30, 2021 as the increase in the number of billable tests we delivered was greater than the increase in our cost of revenue due to economies of scale related to the increased number of billable tests for the period. Cost per billable test delivered decreased $40, or 66%, from $61 in the six months ended June 30, 2020 to $21 in the six months ended June 30, 2021 as the increase in the number of billable tests we delivered was greater than the increase in our cost of revenue. The greater increase in the number of billable tests we delivered was primarily attributable to new customers and our expanded test menu, including COVID-19 tests in 2020 which have a lower cost than our genetics tests. Our cost per billable test decreased in part due to our efforts to leverage our technology, such as engineered chemistry and competitive analytics powered by artificial intelligence and machine learning.

Our gross profit increased $108.2 million, from $9.5 million in the three months ended June 30, 2020 to $117.8 million in the three months ended June 30, 2021, and increased $389.9 million, from $13.2 million in the six months ended June 30, 2020 to $403.1 million in the six months ended June 30, 2021. Our gross profit as a percentage of revenue, or gross margin, increased from 55.3% to 76.7% between three months ended June 30, 2020 and 2021, and increased from 52.9% to 78.6% between six months ended June 30, 2020 and 2021, due in part to the increase in revenue and decreases in our cost per billable test and cost of revenue described above.

Research and Development

Research and development expenses increased $3.5 million, or 187%, from $1.8 million in the three months ended June 30, 2020 to $5.3 million in the three months ended June 30, 2021. The increase was primarily due to increases of $2.6 million in personnel costs including equity-based compensation expense related to increased headcount and market price of the Company’s stock and $750,000 in donation to COVID-19 research fund and colorectal cancer research.

Research and development expenses increased $6.9 million, or 180%, from $3.8 million in the six months ended June 30, 2020 to $10.7 million in the six months ended June 30, 2021. The increase was primarily due to increases of $4.2 million in personnel costs including equity-based compensation expense related to increased headcount and market price of the Company’s stock, $1.5 million in reagent and supply expenses related to increased reagent usage for COVID-19 research, and $750,000 in donation to a COVID-19 research fund and colorectal cancer research.

Selling and Marketing

Selling and marketing expenses increased $2.0 million, or 60% from $3.3 million in the three months ended June 30, 2020 to $5.2 million in the three months ended June 30, 2021. The increase was primarily due to increases of $2.4 million in personnel costs including equity-based compensation expense related to increased commission expense and market price of the Company’s stock, and $818,000 in consulting and outside labor expense related to COVID-19 marketing projects in the current period, partially offset by $1.5 million in marketing supplies, including kits to potential customers in the prior period.

Selling and marketing expenses increased $5.4 million, or 111% from $4.9 million in the six months ended June 30, 2020 to $10.2 million in the six months ended June 30, 2021. The increase was primarily due to increases of $4.7 million in personnel costs including equity-based compensation expense related to increased commission expense and market price of the Company’s stock, and $1.7 million in consulting and outside labor expense and $472,000 in marketing expense related to COVID-19 testing related marketing projects in the current period, partially offset by $1.7 million in marketing supplies, including kits to potential customers in the prior period.

General and Administrative

General and administrative expenses increased $6.5 million, or 363% from $1.8 million in the three months ended June 30, 2020 to $8.3 million in the three months ended June 30, 2021. The increase was primarily due to increases of $2.2 million in bad debt expense related to additional provision for credit losses in the current period, $1.5 million in personnel costs including equity-based compensation expense related to increased headcount and market price of the Company’s stock, $515,000 in legal and professional fees related to professional services obtained in the current period, $438,000 in accounting fees related to accounting services for public offering and internal control, $340,000 on loss in disposal of fixed assets, $225,000 in insurance related to the increase cost of liabilities and director and officers insurance, and $206,000 in consulting and outside labor expense related to the increased insurance billing.

General and administrative expenses increased $12.5 million, or 326% from $3.8 million in the six months ended June 30, 2020 to $16.3 million in the six months ended June 30, 2021. The increase was primarily due to increases of $3.1 million in bad debt expense related to additional provision for credit losses in the current period, $2.7 million in personnel costs including equity-based compensation related to increased headcount and market price of the Company’s stock, $2.6 million in software and licensing related to the increased number of COVID-19 tests, $878,000 in legal and professional fees related to professional services obtained in the current period, $358,000 in accounting fees related to accounting services for public offering and internal control, $353,000 in loss on disposal of fixed assets, $347,000 in other state tax related to the increase in revenue, $345,000 in insurance related to the increase cost of liabilities and director and officers insurance, and $345,000 in consulting and outside labor expense related to the increased insurance billing.

Interest Income and Other Income (Losses)

Interest income was $566,000 and $249,000 in the three months ended June 30, 2021 and 2020, respectively, and $796,000 and $575,000 in the six months ended June 30, 2021 and 2020, respectively. This income related to interest earned on various investments in marketable securities including holding gain or loss on marketable equity securities.

Other income (expense) was not significant in the three or six months ended June 30, 2021 and 2020, respectively. The primary components of other losses were rental income net of rental expenses and foreign currency exchange gain (loss).

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes were $23.6 million and $90.1 million for the three and six months ended June 30, 2021, respectively, and $(599,000) and $(565,000) for the three and six months ended June 30, 2020, respectively. The effective tax rate was 24% for the three months ended June 30, 2021 compared with -21% for the three months ended June 30, 2020. The effective tax rate was 25% for the six months ended June 30, 2021 compared with -45% for the six months ended June 30, 2020. The increase in effective tax rates for the three and six months ended June 30, 2021, relative to the comparative 2020 periods, was primarily attributable to a significant increase in income for the three and six months ended June 30, 2021, partially offset by increased windfall tax deductions related to stock-based compensation.

Gain on Equity Method Investment

The Company recognized a gain of $3.7 million in the three and six months ended June 30, 2021 related to the preexisting equity interest at FF Gene Biotech as a result of remeasuring to fair value its 30% equity interest held before the FF Gene Biotech Acquisition. The fair value of the preexisting equity interest was determined based on the characteristics before consummating the FF Gene Biotech Acquisition and estimated by applying income approach and utilized the discounted cash flow method. There was no such gain on equity method investment in the three and six months ended June 30, 2020.

Equity Loss in Investee

Equity loss in investee was $193,000 and $422,000 in the three and six months ended June 30, 2020, respectively. Equity loss in investee in 2020 relates to our 30% ownership interest in FF Gene Biotech.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest represents net loss of FF Gene Biotech attributable to the minority shareholders, Xilong Scientific and FJIP, which was not significant in the three and six months ended June 30, 2021.

Liquidity and Capital Resources

Liquidity and Sources of Cash

We had $100.5 million in cash and cash equivalents and $676.6 million in marketable securities, consisting of equity securities, corporate bonds, municipal bonds, and U.S. government agency securities, as of June 30, 2021. We had $87.4 million in cash and cash equivalents and $344.4 million in marketable securities, consisting of corporate bonds, as of December 31, 2020.

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

On November 20, 2020, we entered into the November 2020 Equity Distribution Agreement, with Piper, Oppenheimer & Co. Inc., and BTIG LLC, as sales agents, pursuant to which we may offer and sell, from time to time through Piper, shares of our common stock having an aggregate offering price of up to $175.0 million. Piper may receive a commission of up to 3% of the gross proceeds received by the Company for sales pursuant to the November 2020 Equity Distribution Agreement. During the year ended December 31, 2020, we sold an aggregate of 2.0 million shares of our common stock pursuant to the November 2020 Equity Distribution Agreement at a weighted-average net selling price of $48.70 per share, which resulted in $99.1 million of net proceeds to the Company. During the three months ended June 30, 2021, the Company sold approximately 378,000 shares of its common stock pursuant to the November 2020 Equity Distribution Agreement at a weighted-average net selling price of $73.75, which resulted in $27.9 million of net proceeds to the Company. During the six months ended June 30, 2021, the Company sold approximately 961,000 shares of its common stock pursuant to the November 2020 Equity Distribution Agreement at a weighted-average net selling price of $60.56, which resulted in $58.2 million of net proceeds to the Company. Shares sold under the November 2020 Equity Distribution Agreement were offered and sold pursuant to the Company’s registration statement on Form S-3 (File No. 333-239964) filed with the SEC on July 21, 2020, as amended on August 5, 2020, and declared effective on August 12, 2020, and a prospectus supplement and accompanying base prospectus filed with the SEC on November 20, 2020.

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

If we raise additional funds by issuing equity securities, our existing stockholders could experience substantial dilution. Additionally, any preferred stock we issue could provide for rights, preferences or privileges senior to those of our common stock, and our issuance of any additional equity securities, or the possibility of such an issuance, could cause the market price of our common stock to decline. The terms of any debt securities we issue or borrowings we incur, if available, could impose significant restrictions on our operations, such as limitations on our ability to incur additional debt or issue additional equity or other restrictions that could adversely affect our ability to conduct our business, and would result in increased fixed payment obligations. If we seek to sell assets or enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms or relinquish or license to a third party our rights to important or valuable technologies or tests we may otherwise seek to develop ourselves. Moreover, we may incur substantial costs in pursuing future capital, including investment banking, legal and accounting fees, printing and distribution expenses and other similar costs. Additional funding may not be available to us when needed, on acceptable terms or at all. For example, the COVID-19 pandemic has caused disruption and volatility in the global capital markets, which could reduce our ability to access capital. If we are not able to secure funding if and when needed and on reasonable terms, we may be forced to delay, reduce the scope of or eliminate one or more sales and marketing initiatives, research and development programs or other growth plans or strategies. In addition, we may be forced to work with a partner on one or more aspects of our tests or market development programs or initiatives, which could lower the economic value to us of these tests, programs or initiatives. Any such outcome could significantly harm our business, performance and prospects.

Cash Flows

The following table summarizes our cash flows for each of the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by (used in) operating activities	$309,290	$(3,043)
Net cash used in investing activities	$(371,496)	$(6,267)
Net cash provided by (used in) financing activities	$75,240	$(223)

Operating Activities

Cash provided by operating activities in the six months ended June 30, 2021 was $309.3 million. The difference between net income and cash provided by operating activities for the period was primarily due to the effects of $6.5 million in equity-based compensation expenses and $4.3 million in the depreciation and amortization. Cash provided by operating activities increased between periods primarily due to an increase of $44.7 million in customer deposit due to payments received from customer in excess of their outstanding trade accounts receivable balances, and a decrease of $32.5 million in trade receivable due to timing of payments, and partially offset by negative impact of decreases of $26.9 million in income tax payable due to the estimated tax payments made during the current period, $19.7 million in contract liabilities due to timing of payments, $10.3 million in accounts payable due to the timing of payments, and an increase of $6.0 million in other current and long-term assets related to additions in reagents and supplies.

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

Investing Activities

Cash used in investing activities in the six months ended June 30, 2021 was $371.5 million, which primarily related to purchases of $424.8 million of marketable securities, $18.5 million related to a business acquisition, and purchase of $14.4 million of fixed assets consisting mainly of medical laboratory equipment and building construction, partially offset by $51.7 million related to sales of marketable securities and proceeds of $34.5 million related to maturities of marketable securities.

Cash used in investing activities in the six months ended June 30, 2020 was $6.3 million, which primarily related to purchases of $12.4 million of marketable securities and purchases of $1.2 million of fixed assets consisting mainly of medical laboratory equipment, leasehold improvements, and computer hardware, partially offset by proceeds of $7.3 million related to maturities of marketable securities.

Financing Activities

Cash provided by financing activities in the six months ended June 30, 2021 was $75.2 million, which primarily represents net proceeds from 2020 Equity Distribution Agreement. Cash used in financing activities in the six months ended June 30, 2020 was $223,000, which primarily represents payment for costs related to our underwritten offering in November 2019.

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

The JOBS Act

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable to public companies that are not emerging growth companies, including an extended transition period to comply with new or revised accounting standards applicable to public companies. We have chosen to “opt out” of this extended transition period and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable. We expect to remain an emerging growth company until December 31, 2021, unless we issue more than $1.0 billion of non-convertible debt in any three-year period before that date.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control (as required by Rule 13a-15(b) under the Exchange Act) over the financial reporting during the three and six months ended June 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
•

The expansion of our COVID-19 testing business has resulted in a substantial change in our business that presents important challenges to our ability to manage our rapidly expanding business, and there can be no assurance that our recent growth due to demand for our COVID-19 tests, or that any revenue growth we may experience will continue.

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

The expansion of our COVID-19 testing business has resulted in a substantial change in our business that presents important challenges to our ability to manage our rapidly expanding business, and we anticipate that this business will eventually decrease as and if the prevalence of COVID-19 eventually decreases.

Since March 2020, we have commercially launched several COVID-19 tests for the detection of SARS-CoV-2, the virus that causes COVID-19, including NGS and RT-PCR-based tests. We have received an EUA from the FDA for RT-PCR-based tests for the detection of SARS-CoV-2 using upper respiratory specimens (nasal, nasopharyngeal, and oropharyngeal swabs) and for our at-home COVID-19 testing service through Picture Genetics. The FDA granted an EUA for our at-home testing service for COVID-19 and RT-PCR-based tests only for the detection of nucleic acid from SARS-CoV-2, not for any other viruses or pathogens. We are currently accepting patient samples directly to our Biosafety Level 2, certified laboratories in Temple City, California and Houston, Texas where we have the capacity to accept and process thousands of samples per day with a typical turn-around time of 24-48 hours from the time the sample is received and accepted. To date, we have processed orders for our COVID-19 tests from a variety of customers, including governmental bodies, municipalities, and large corporations. Due to the significant demand for COVID-19 testing services, our business has expanded rapidly since March 2020. This expansion has necessitated a very significant increase in our total headcount from 154 in March 2020 to 626 in June 2021, and the volume of tests we perform on a daily basis has increased by more than 2900% in that time.

In addition, while most of our genetics testing business relied upon direct payments from hospitals, medical institutions and other laboratories, the majority of our revenues from our COVID-19 testing business result from reimbursements from third party payors, including private insurance and Medicare. To meet the demand for COVID-19 testing, we have increased the number of shifts at our main laboratory in Temple City, California and established a new laboratory in Houston, Texas. This substantial increase in all of our activities has caused significant changes in our business and a dramatic increase in our revenues and operating results. Each of these developments presents new challenges for our company and management team, and we cannot provide assurance that we will continue to be able to manage those challenges effectively. Our management team has not previously managed a business through such a dramatic acceleration, and the impacts of any failures, mistakes or missed opportunities could be magnified by our current rate of growth. The continued success of this business will depend upon our ability to rapidly deliver accurate results, and any failure, or perceived failure, in meeting these objectives could cause our COVID-19 testing business to decline rapidly. In addition, there are many new entrants to this market, and these competitors may cause price declines or reduced market share for us. The increase of our business with third party payors increases the regulatory scrutiny and risks that we face. While we anticipate that demand for our COVID-19 tests will eventually decrease, we are continuing to invest in expanding our capacity to meet the increasing demand that we anticipate over the next several years. There can be no assurance that our increased investments in our COVID-19 testing capacity and capabilities will result in desirable returns, and if our operating results decline as a result of decreased demand, whether as the result of a decline in the prevalence of COVID-19 or otherwise, our stock price could decline.

We have a history of losses, and we may not be able to achieve or sustain profitability.

We have a history of losses. Although we achieved profitability in the first half of 2017, the second and third quarters of 2019, the second, third and fourth quarters of 2020, and the first quarter and second quarter of 2021, we recorded losses in all other periods since our inception. We may not be able to maintain profitability in future periods. Further, our revenue levels may not grow at historical rates or at all, and we may not be able to achieve additional profitability or sustain profitability. We may incur additional losses in the future, particularly as we focus on investing in and growing our business and operations in response to recent demand for our COVID-19 tests. Our prior losses have had and any future losses may also have an adverse effect on our stockholders’ equity and working capital, which could negatively impact our operations and your investment in our company. Any failure to sustain or grow our revenue levels and achieve or maintain profitability would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.

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

In recent years, there have been numerous advances in the ability to analyze large amounts of genomic information and the role of genetics and gene variants in disease diagnosis and treatment. Our industry has been, and we believe will continue to be, characterized by rapid technological change, increasing amounts of data, frequent introductions of new genetic tests and evolving industry standards, all of which could make our tests obsolete if we are not able to enhance our tests more quickly and more effectively than our competitors. We believe our future success will depend in part on our ability to keep pace with the evolving needs of our customers in a timely and cost-effective manner and to pursue new market opportunities that develop as a result of technological and scientific advances. If we are not able to keep pace with these advances and increased customer expectations that develop as a result of these advances, we may be unable to sustain or grow our business and our future operations and prospects could suffer.

Our mix of customers can fluctuate from period to period and our revenue may be concentrated among only a small number of customers, and the loss of or a reduction in sales to any of our customers could materially harm our business.

The composition and concentration of our customer base can fluctuate from period to period, and in certain prior periods, a small number of customers accounted for a significant portion of our revenue. When customers who, to our knowledge, are under common control or otherwise affiliated with each other are aggregated, two customers contributed 20% and 16% of the Company’s revenue for the three months ended June 30, 2021, respectively. Two customers contributed 24% and 11% of the Company’s revenue for the six months ended June 30, 2021, respectively. For these customers and for customers generally, tests are purchased on a test-by-test basis and not pursuant to any long-term purchasing arrangements. As a result, any or all of our customers, including affiliated customers or customers under common control who purchase large quantities of billable tests, could decide at any time to decrease, delay or discontinue their orders from us which could adversely affect our revenue. Although we believe some of these fluctuations in customer demand may be attributable, in part, to the nature of our business, in which our customers can experience significant volatility in their genetic testing demand from period to period in the ordinary course of their operations, these demand fluctuations, particularly for any key customers, can have a significant impact on our period-to-period performance regardless of their cause. In addition, the failure of any one of our customers or their payors to pay on a timely basis would negatively impact our results and cash flows. Our ability to maintain or increase sales to our existing customers depends on a variety of factors, including the other risk factors discussed in this report, many of which are beyond our control. Because of these and other factors, sales to any of our customers, including any key, affiliated or commonly controlled customers, may not continue in the amounts or at the rates as they have in the past, and such sales may never reach or exceed historical levels in any future period. The loss of any of our customers, or a reduction in orders or difficulties collecting payments for tests ordered by any of them, could significantly reduce our revenue and adversely affect our operating results.

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

Our sales and marketing strategies also include a continued focus on growing our international sales and customer base, which we plan to pursue through our direct sales team, a number of independent contractor sales representatives, and, if opportunities arise, by engaging distributors or establishing other types of arrangements, such as joint ventures or other relationships, to manage or assist with sales, logistics, education or customer support in certain territories. To this end, we worked with Xi Long USA, Inc. to form a joint venture in the second quarter of 2017, which we refer to as FF Gene Biotech, to offer genetic testing to customers in China. We acquired additional ownership in FF Gene Biotech in May 2021 to obtain a controlling interest. Although FF Gene Biotech has enabled us to have an operational presence on the ground in China to capitalize on the large and growing genetic testing opportunity in the country and we believe FF Gene Biotech could result in expanded long-term opportunities to address the genetic testing market in Asia, these expectations could turn out to be wrong and we may never realize the benefits we anticipate from FF Gene Biotech. While it may become necessary to identify, qualify and engage other commercial partners or distributors with local industry experience and knowledge in order to effectively market and sell our tests outside the United States, we have established some relationships to cover any non-U.S. territories including FF Gene Biotech in China and other distribution relationships. As a result, we may not be successful in finding, attracting and retaining qualified distributors or other commercial partners or we may not be able to enter into arrangements covering desired territories on favorable terms. In addition, sales practices utilized by distributors or other commercial partners that are locally acceptable may not comply with sales practices or standards required under U.S. laws that apply to us, which could subject us to additional compliance risks. If our sales and marketing efforts outside the United States are not successful, we may not achieve significant acceptance for our tests in international markets, which could materially and adversely impact our business operations.

We will need to invest in and expand our infrastructure and hire additional skilled personnel in order to support our desired growth, and our failure to effectively manage any future growth could jeopardize our business.

To continue to increase the volume of tests we offer and deliver, we must make substantial investments in our infrastructure, including our testing capacity, laboratory capacity, information systems, enterprise software systems, customer service, billing and collections systems and processes and internal quality assurance programs. We will also need to invest in our workforce by hiring additional skilled personnel, including biostatisticians, geneticists, software engineers, laboratory directors and specialists, sales and marketing experts and other scientific, technical and managerial personnel to market, process, interpret and validate the quality of results of our genetic tests and otherwise manage our operations. For example, before we deliver a report for any of our tests, including our COVID-19 tests, the results summarized in the report must be reviewed and approved by a licensed and qualified laboratory director. We currently have six laboratory directors, of which, five lab directors have all of the required licenses, including Dr. Han Lin Gao. We may need to hire additional licensed laboratory directors in the future to further scale our business. If we fail to hire additional qualified personnel when needed or otherwise develop our infrastructure sufficiently in advance of demand or if we fail to generate demand commensurate with our level of investment in our infrastructure, our business, prospects, financial condition and results of operations could be adversely affected. We are expanding our existing laboratory space and we may acquire new laboratory space, which would involve significant costs and attention from our management.

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

Coverage and reimbursement by third-party payors, including managed care organizations, private health insurers and government healthcare programs, such as Medicare and Medicaid, for the types of genetic tests we perform can be limited and uncertain. Although our existing customer base consists primarily of hospitals, medical institutions, municipalities, governmental bodies, large corporations and other laboratories from which we typically receive direct payment for ordered tests, including our COVID-19 tests, we believe our potential for future growth is dependent on our ability to attract new customer groups, including individual physicians and other practitioners. Our healthcare provider customers, including laboratories may not order our tests unless third-party payors cover and provide adequate reimbursement for a substantial portion of the price of the tests. If we are not able to obtain coverage and an acceptable level of reimbursement for our tests from third-party payors, there would typically be a greater co-insurance, deductible or co-payment requirement from the patient for whom the test is ordered or the patient may be forced to pay the entire cost of the test out-of-pocket, which could dissuade practitioners from ordering our tests and, if ordered, could result in a delay in or decreased likelihood of collecting payment, whether from patients or from third-party payors. We believe our ability to increase the number of tests we sell to our healthcare provider customers and any corresponding revenue will depend in part on our ability to achieve and maintain broad coverage and reimbursement for our tests from third-party payors.

Coverage and reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that a test is appropriate, medically necessary and cost-effective. Each payor makes its own decision as to whether to establish a policy or enter into a contract to cover our tests and the amount it will reimburse for each test, and any determination by a payor regarding coverage and amount of reimbursement for our tests would likely be made on an indication-by-indication basis. Even if a test has been approved for reimbursement for any particular indication or in any particular jurisdiction, there is no guarantee this test will remain approved for reimbursement or that any similar or additional tests will be approved for reimbursement in the future. Moreover, there can be no assurance that any new tests we launch will be reimbursed at all or at rates comparable to the rates of any previously reimbursed tests. In addition, the coding procedure used by all third-party payors with respect to establishing payment rates for various procedures, including our tests, is complex, does not currently adapt well to the genetic tests we perform and may not enable coverage and adequate reimbursement rates for our tests. If physicians fail to provide appropriate diagnosis codes for tests that they order, we may not be reimbursed for our tests. Additionally, if we are not able to obtain sufficient clinical information in support of our tests, third-party payors could designate our tests as experimental or investigational and decline to cover and reimburse our tests because of this designation. As a result of these factors, obtaining approvals from third-party payors to cover our tests and establishing adequate reimbursement levels is an unpredictable, challenging, time-consuming and costly process, and we may never be successful.

To date, we have contracted directly with national health insurance companies to become an in-network provider and enrolled as a supplier in the Medicare program and some state Medicaid programs, and we have also received payment for our tests from other third-party payors as an out-of-network provider. Although becoming an in-network provider or enrolling as a supplier means that we have agreed with these payors to provide certain of our tests at negotiated or set fee schedule rates, it does not obligate any physicians or other practitioners to order our tests or guarantee that we will receive reimbursement for our tests from these or any other payors at adequate levels. As a result, these payor relationships, any other similar relationships we may establish in the future, or any additional payments we may receive from other payors as an out-of-network provider, may not amount to acceptable levels of reimbursement for our tests or meaningful or any increases in our physician customer base or the number of billable tests we sell to physicians. We expect to focus on increasing coverage and reimbursement for our current tests and any future tests we may develop, but we cannot predict whether, under what circumstances, or at what payment levels payors will cover and reimburse us for our tests. Further, even if we are successful, we believe it could take several years to achieve coverage and adequate contracted reimbursement with third-party payors. If we fail to establish and maintain broad coverage and reimbursement for our tests, our ability to maintain or grow our test volume, customer base, collectability rates and revenue levels could be limited and our future prospects and our business could suffer.

Failure to comply with government laws and regulations related to submission of claims for our services could result in significant monetary damages and penalties and exclusion from the Medicare and Medicaid programs and corresponding foreign reimbursement programs.

We are subject to laws and regulations governing the submission of claims for payment for our services, such as those relating to: coverage of our services under Medicare, Medicaid and other state, federal and foreign health care programs; the amounts that we may bill for our services; and the party to which we must submit claims. Our failure to comply with applicable laws and regulations could result in our inability to receive payment for our services or in attempts by state and federal health care programs, such as Medicare and Medicaid, to recover payments already made. Submission of claims in violation of these laws and regulations can result in recoupment of payments already received, substantial civil monetary penalties, and exclusion from state and federal health care programs, and can subject us to liability under the federal False Claims Act and similar laws. The failure to report and return an overpayment to the Medicare or Medicaid program within 60 days of identifying its existence can give rise to liability under the False Claims Act. Further, a government agency could attempt to hold us liable for causing the improper submission of claims by another entity for services that we performed if we were found to have knowingly participated in the arrangement at issue.

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

•

risks relating to conversion and repatriation of certain foreign currencies, particularly the RMB, which is subject to legal procedures and restrictions on currency conversion and movement outside China and which could impact our ability to receive the anticipated financial benefits of our controlling interest in FF Gene Biotech;

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

In addition, we are exposed to a number of additional risks and challenges related to our efforts to access customers in China through FF Gene Biotech. These risks include, among others, difficulties predicting the market for genetic testing in Asia; competitive factors in this market, including challenges securing market share; local differences in customer demands and preferences and regulatory requirements; and many of the other risks of doing business internationally that are discussed above. Further, we could experience declines in our direct sales to, and revenue from, customers in Asia if any of these customers choose to order genetic tests from FF Gene Biotech instead of directly from us. As a result of these risks, although we believe FF Gene Biotech could result in expanded long-term opportunities to address the genetic testing market in Asia, this belief could turn out to be wrong and we may never realize these or any other benefits we anticipate from FF Gene Biotech. Moreover, FF Gene Biotech or any joint venture we may seek to establish may never produce sufficient revenue to us to recover our capital and other investments in the joint venture, and we could become subject to liabilities based on our involvement in the joint venture’s operations. The materialization of any of these risks related to FF Gene Biotech could materially harm our performance and prospects.

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

We perform all of our tests at our CLIA-certified laboratories in Temple City, California and Houston, Texas. Our laboratories and the equipment we use to perform our tests would be costly to replace and could require substantial lead time to replace and qualify for use. This and any other laboratory facilities and equipment we may use could be damaged or rendered inoperable by natural or man-made disasters, including earthquakes, floods, fires and power outages, which could render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests or the backlog that could develop if a laboratory becomes inoperable for even a short time could result in the loss of customers or harm to our reputation. Although we maintain insurance for damage to our property and disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

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

We rely on a limited number of suppliers for certain of our laboratory substances, including reagents, as well as for the sequencers and various other equipment and materials we use in our laboratory operations. In particular, we rely on Illumina, Inc. as the sole supplier of the next generation sequencers and associated reagents we use to perform our genetic tests and as the sole provider of maintenance and repair services for these sequencers. We do not have long-term agreements with most of our suppliers and, as a result, they could cease supplying these materials and equipment to us at any time due to an inability to reach agreement with us on supply terms, disruptions in their operations, a determination to pursue other activities or lines of business or for other reasons, or they could fail to provide us with sufficient quantities of materials that meet our specifications. These suppliers may also be affected by the ongoing COVID-19 pandemic or its related effects on the global supply chain. Transitioning to a new supplier or locating a temporary substitute, if any are available, would be time-consuming and expensive, could result in interruptions in or otherwise affect the performance specifications of our laboratory operations or could require that we revalidate our tests. In addition, the use of equipment or materials provided by a replacement supplier could require us to alter our laboratory operations and procedures. Moreover, we believe there are currently only a few manufacturers that are capable of supplying and servicing some of the equipment and other materials necessary for our laboratory operations, including sequencers and various associated reagents. As a result, replacement equipment and materials that meet our quality control and performance requirements may not be available on reasonable terms, in a timely manner or at all. If we encounter delays or difficulties securing, reconfiguring or revalidating the equipment, reagents and other materials we require for our tests, including as a result of the COVID-19 pandemic, our operations could be materially disrupted and our business, financial condition, results of operations and reputation could be adversely affected.

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

We expect our capital expenditures and operating expenses to increase over the next several years as we seek to expand our infrastructure, sales and marketing and other commercial operations and research and development activities. As of June 30, 2021, we had cash and cash equivalents of approximately $100.5 million. We maintain our cash, cash equivalents and short-term marketable securities with high quality, accredited financial institutions. However, these accounts may exceed federally insured limits, and, while we believe the Company is not exposed to significant credit risk due to the financial strength of these depository institutions or investments, the failure or collapse of one or more of these depository institutions or default on these investments could materially adversely affect our ability to recover these assets and/or materially harm our financial condition. We may seek to fund future cash needs through securities offerings, credit facilities or other debt financings, asset sales or collaborations or licensing arrangements. Additional funding may not be available to us when needed, on acceptable terms or at all. For example, the COVID-19 pandemic has recently caused extreme disruption and volatility in the global capital markets, which could reduce our ability to access capital and/or adversely affect the stability of the depository institutions maintaining our assets.

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

New legislation or regulation which could affect our tax burden could be enacted by a governmental authority. We cannot predict the timing or extent of such tax-related developments which could have a negative impact on our financial results. U.S. federal legislation affecting the tax laws was enacted in December, 2017 in the Tax Cuts and Jobs Act (“TCJA”); twice in March, 2020, first in the Families First Coronavirus Response Act and again in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”); in December, 2020 in the Consolidated Appropriates Act, 2021; and in March, 2021 in the American Rescue Plan Act of 2021. We cannot estimate how the changes in tax law from this legislation will affect our tax liability in future years.

Additionally, we use our best judgment in attempting to quantify and reserve for these tax obligations. However, a challenge by a taxing authority, our ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax-related assumptions may cause actual financial results to deviate from previous estimates.

We have previously and may again in the future acquire businesses or assets, form joint ventures, make investments in other companies or technologies or establish other strategic relationships, any of which could harm our operating results, dilute our stockholders’ ownership or cause us to incur debt or significant expense.

As part of our business strategy, we have previously and may again in the future pursue acquisitions of complementary businesses or assets, investments in other companies, such as our recent acquisition of CSI and our investment in Helio Health, technology licensing arrangements, joint ventures or other strategic relationships. As an organization, we have limited experience with respect to acquisitions, investments or the formation of strategic relationships or joint ventures. If we make acquisitions in the future, we may not be able to successfully integrate the acquired businesses or technologies into our existing operations, we could assume unknown or contingent liabilities and we could be forced to record significant write-offs or incur debt as a result of the acquisitions, any of which could harm our operating results. If we pursue relationships with pharmaceutical companies or other strategic relationships, our ability to establish and maintain these relationships could be challenging due to several factors, including competition with other genetic testing companies and internal and external constraints placed on pharmaceutical and other organizations that limit the number and type of relationships they can establish with companies like ours. Moreover, we may not be able to identify or complete any acquisition, investment, technology license, joint venture or other strategic relationship in a timely manner, on a cost-effective basis or at all, and we may not realize the anticipated benefits of any such transaction sufficiently to recoup our costs.

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

We may not be successful in our efforts to integrate any acquired businesses and technologies, and this may adversely affect our business and results of operations. We may incur unexpected liabilities as a result of our acquisitions.

Our ability to integrate any organizations or technology that we may acquire, including our recent acquisition of CSI, is subject to a number of risks including the following:

•	failure to integrate successfully the personnel, information systems, technology and operations of the acquired business;
•	failure to maximize the potential financial and strategic benefits of the acquisition;
•	failure to realize the expected synergies of the acquired business;
•	possible impairment of relationships with employees and clients as a result of any integration of new businesses and management personnel;
•	impairment of goodwill;
•	increased demand on human resources and operating systems, procedures and controls; and
•	reductions in future operating results as a result of the amortization of intangible assets.

Acquisitions are also accompanied by the risk that obligations and liabilities of an acquired business may not be adequately reflected in the historical financial statements of that business and the risk that historical financial statements may be based on assumptions, which are incorrect or inconsistent with our assumptions or approach to accounting policies. The acquisition and integration of businesses may not be managed effectively and any failure to manage the integration process could lead to disruptions in the overall activities of the Company, a loss of clients and revenue and increased expenses. Further, integration of an acquired business or technology could involve significant difficulties, and could require management and capital resources that otherwise would be available for ongoing development of our existing business or pursuit of other opportunities. We may also acquire contingent liabilities in connection with the acquisitions of business, which maybe material. Any estimates we might make regarding any acquired contingent liabilities and the likelihood that these liabilities will materialize could differ materially from the liabilities actually incurred. These circumstances could materially harm our business, results of operations and prospects.

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

We are an emerging growth company, as defined in the JOBS Act, and a smaller reporting company, as defined in applicable SEC rules, and we expect to remain as such until December 31, 2021 and January 1, 2022, respectively. As an emerging growth company and smaller reporting company, we are eligible for exemptions from certain reporting requirements applicable to other public companies, including, reduced financial statement and other financial disclosure requirements in registration statements and periodic reports we file, reduced disclosure obligations regarding executive compensation and, so long as we remain an emerging growth company, an exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, exemption from the requirements to hold non-binding advisory votes on executive compensation and exemption from the requirements to obtain stockholder approval for any golden parachute payments not previously approved. We have relied on many of these exemptions in periodic reports to date, and investors may find our common stock less attractive if we choose to continue to rely on these exemptions, in which case there may be a less active trading market for our common stock and our stock price may be more volatile.

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

The auditor for FF Gene Biotech, like other independent registered public accounting firms operating in China, is not permitted to be subject to inspection by the Public Company Accounting Oversight Board, and as such, investors may be deprived of the benefits of this inspection.

The independent registered public accounting firm that issues the audit reports for FF Gene Biotech, included in our reports filed with the SEC, as an auditor of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States), or PCAOB, is required by the laws of the United States to undergo regular inspections by PCAOB to assess its compliance with the laws of the United States and professional standards. On May 24, 2013, the PCAOB announced that it had signed a Memorandum of Understanding, or MOU, with Chinese securities regulators that would enable the PCAOB under certain circumstances to obtain audit work papers of China-based audit firms. The MOU establishes a framework under which the PCAOB can request and obtain audit papers and permits the PCAOB to share the work papers it obtains with the SEC, subject to certain requirements. But the MOU, which is non-binding, is also limited by its own terms. For instance, Chinese regulators may refuse to produce documents in specified circumstances, including where production would violate Chinese law or run contrary to the public interest. Moreover, the MOU does not provide the PCAOB with the ability to conduct on-the-ground inspections of auditors in China, an important part of the PCAOB’s oversight function. As a result, our auditor, like other independent registered public accounting firms operating in China, is currently not inspected by PCAOB in the same way that PCAOB inspects independent registered public accounting firms operating outside China. Inspections of other firms that PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of PCAOB to conduct regular inspections of independent registered public accounting firms operating in China makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures. As a result, investors may be deprived of the benefits of PCAOB regular inspections.

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

On August 19, 2020, the U.S. Department of Health and Human Services, or HHS, published a policy announcement that the FDA must go through the formal notice-and-comment rulemaking process before requiring pre-market review of LDTs rather than making such changes through guidance documents, compliance manuals, or other informal policy statements. However, laboratories may still voluntarily submit LDTs to the FDA for pre-market review. Although the ultimate impact of HHS’s policy statement on the FDA’s plans for regulating LDTs and its current thinking relating to such testing products is unclear, the announcement appears to confirm that laboratories may commercialize LDTs for clinical use without submitting such tests for FDA review and marketing authorization, including EUA. HHS’s policy statement does not affect proposed legislation for the regulation of LDTs, which is discussed below. It also continues to be unclear whether the Biden Administration, which assumed control of the executive branch on January 20, 2021, would take the same position as the former administration or seek to revoke or revise the HHS policy announcement from August 2020.

In December 2018, members of Congress released a discussion draft of a possible bill to regulate in vitro clinical tests including LDTs, and provided opportunities for additional stakeholders to also provide input on the proposed reform legislation. On March 5, 2020, U.S. Representatives Diana DeGette (D-CO) and Dr. Larry Bucshon (R-IN) formally introduced the long-awaited legislation, called the Verifying Accurate, Leading-edge IVCT Development Act, or VALID Act. An identical version of the bill was also introduced in the Senate and is sponsored by U.S. Senators Michael Bennet (D-CO) and Richard Burr (R-NC), demonstrating both bicameral and bipartisan support for the effort to overhaul how the FDA reviews and approves diagnostic tests going forward. The VALID Act would codify into law the term “in vitro clinical test” to create a new medical product category separate from medical devices that includes products currently regulated as in vitro diagnostics, or IVDs, as well as LDTs. The VALID Act would also create a new system for labs and hospitals to use to submit their tests electronically to the FDA for approval, which is aimed at reducing the amount of time it takes for the agency to approve such tests, and establish a new program to expedite the development of diagnostic tests that can be used to address a current unmet need for patients. A substantively unchanged version of the VALID Act was re-introduced in both houses of Congress on June 24, 2021.

It is unclear whether the VALID Act would be passed by Congress in its current form or signed into law by President Biden. Until the FDA promulgates binding regulations through notice-and-comment rulemaking regarding LDTs, or the VALID Act or other legislation is passed reforming the federal government’s regulation of LDTs, it is unknown how the FDA may regulate our tests in the future and what testing and data may be required to support any required clearance or approval.

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

We are also required to maintain a license to conduct testing in the State of California. California laws establish standards for day-to-day operation of our clinical reference laboratory in Temple City, including with respect to the training and skills required of personnel, quality control and proficiency testing requirements. In addition, because we receive test specimens originating from New York, we have obtained a state laboratory permit for our Temple City laboratory from the New York Department of Health, or DOH. The New York state laboratory laws, regulations and rules are equal to or more stringent than the CLIA regulations. The laboratory director must maintain a Certificate of Qualification issued by New York’s DOH in permitted categories. We are subject to on-site routine and complaint-driven inspections under both California and New York state laboratory laws and regulations. If we are found to be out of compliance with either California or New York requirements, the CA Department of Public Health or New York’s DOH may suspend, restrict or revoke our license or laboratory permit, respectively (and, with respect to California, may exclude persons or entities from owning, operating or directing a laboratory for two years following such license revocation), assess civil monetary penalties, or impose specific corrective action plans, among other sanctions. Any such actions could materially and adversely affect our business by prohibiting or limiting our ability to offer testing.

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

In addition, many states, such as California (where one of our clinical laboratories is located), have implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of patient health information and other personal information. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. In addition to the California Confidentiality of Medical Information Act, California also recently enacted the California Consumer Privacy Act of 2018, or CCPA, which became effective on January 1, 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the GDPR. The CCPA establishes a new privacy framework for covered businesses in the State of California by creating an expanded definition of personal information, establishing new data privacy rights for California residents, imposing special rules on the collection of personal data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. On November 3, 2020, California voters passed the California Privacy Rights Act, or CPRA, which expands the CCPA. The CPRA will be fully effective in January of 2023 and, among other things, establishes the California Privacy Protection Agency, or CPPA, a new regulatory authority charged with administering and enforcing the CRPA and privacy rights in California. The CPPA will have the power to levy fines and bring other enforcement actions. The CPRA could impact our operations or that of our collaborators and business partners and impose new regulatory requirements and increase costs of compliance. Other states are considering expanded privacy legislation similar to the GDPR and CPRA, with Virginia recently enacting its own statute called the Consumer Data Protection Act, and several federal privacy proposals are under consideration in Congress.

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

•

the Eliminating Kickbacks in Recovery Act of 2018, or EKRA, which imposes criminal penalties for knowing or willful payment or offer, or solicitation or receipt, of any remuneration, whether directly or indirectly, overtly or covertly, in cash or in kind, in exchange for the referral or inducement of laboratory testing (among other health care services) covered by health care benefit programs (including commercial insurers) unless a specific exception applies;

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

The genetic testing industry is currently under a high degree of government scrutiny. The Office of Inspector General for the Department of Health and Human Services and a variety of states’ Attorneys General have issued fraud alerts regarding a variety of cancer genetic testing fraud schemes, and the Department of Justice has announced indictments and guilty pleas in such fraud schemes involving a variety of individuals and entities, including genetic testing and other laboratories, physicians who order genetic testing for a large volume of patients without treating them, and third parties who arranged for the genetic testing by approaching patients through telemarketing calls, booths at public events, health fairs, and door-to-door visits. These individuals then shared the proceeds received from Medicare, TRICARE, and other third-party payors. This increased regulatory scrutiny could decrease demand for our testing services or increase our costs of regulatory compliance, either of which could have a material adverse effect on our business.

Any future growth of our business, including, in particular, growth of our international business and continued reliance on consultants, commercial partners and other third parties, may increase the potential for violating these laws. In some cases, our risk of violating these or other laws and regulations is further increased because of the lack of their complete interpretation by applicable regulatory authorities or courts, and their provisions are thus open to a variety of interpretations. Our Picture Genetics line of at-home genetic test offerings are patient-initiated screening tests, which may receive greater scrutiny from regulatory authorities than our traditional testing services that are offered directly to health care providers.

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

We cannot predict whether or when these or other recently enacted healthcare initiatives will be implemented at the federal or state level or how any such legislation or regulation may affect us. For instance, the payment reductions imposed by the ACA and the changes to reimbursement amounts paid by Medicare for tests such as ours based on the procedure set forth in PAMA, could limit the prices we will be able to charge or the amount of available reimbursement for our tests, which would reduce our revenue. Additionally, these healthcare policy changes could be amended or additional healthcare initiatives could be implemented in the future. For instance, the new Democrat-led presidential administration has been taking steps to strengthen the ACA and, following several years of litigation in the federal courts, in June 2021, the U.S. Supreme Court upheld the ACA when it dismissed a legal challenge to the ACA’s constitutionality. Legislation related to precision medicine is also being considered in Congress and, if passed and signed into law, such legislation may affect genetic or genomic testing and related clinical laboratory offerings.

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

Furthermore, the genetic testing industry as a whole is a growing industry and regulatory agencies such as HHS or the FDA may apply heightened scrutiny to new developments in the field, or the U.S. Congress may do so. Since 2017, Congress has been working on legislation to create an LDT and IVD regulatory framework that would be separate and distinct from the existing medical device regulatory framework. On March 5, 2020, U.S. Representatives Diana DeGette (D-CO) and Dr. Larry Bucshon (R-IN) formally introduced the VALID Act in the House and an identical version of the bill was introduced in the U.S. Senate by Senators Michael Bennet (D-CO) and Richard Burr (R-NC). As anticipated from a discussion draft of the legislation released for stakeholder comment in December 2018, the VALID Act would codify into law the term “in vitro clinical test” to create a new medical product category separate from medical devices, and bring all such products within the scope of the FDA’s oversight. A substantively unchanged version of the VALID Act was re-introduced in both houses of Congress on June 24, 2021. It is unclear whether the VALID Act would be passed by Congress in its current form or signed into law by President Biden.

In addition, there has been a recent trend of increased U.S. federal and state regulation, scrutiny and enforcement relating to payments made to referral sources, which are governed by laws and regulations including the Stark law, the federal Anti-Kickback Statute, the federal False Claims Act, as well as state equivalents of such laws. For example, the Eliminating Kickbacks in Recovery Act of 2018, or EKRA, was passed in October 2018 as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act. Similar to the federal Anti-Kickback Statute, EKRA imposes criminal penalties for knowing or willful payment or offer, or solicitation or receipt, of any remuneration, whether directly or indirectly, overtly or covertly, in cash or in kind, in exchange for the referral or inducement of laboratory testing (among other health care services) unless a specific exception applies. However, unlike the federal Anti-Kickback Statute, EKRA is not limited to services covered by federal or state health care programs but applies more broadly to services covered by “health care benefit programs,” including commercial insurers. Additionally, because EKRA’s exceptions are not identical to the federal Anti-Kickback Statute’s safe harbors, compliance with a federal Anti-Kickback Statute safe harbor does not guarantee protection under EKRA. As currently drafted, EKRA potentially expands the universe of arrangements that could be subject to government enforcement under federal fraud and abuse laws, and there is no agency guidance or court precedent to indicate how and to what extent it will be applied and enforced. We cannot assure you that our relationships with physicians, sales representatives, hospitals, customers, or any other party will not be subject to scrutiny or will survive regulatory challenge under such laws. If imposed for any reason, sanctions under the EKRA could have a negative effect on our business.

Marketing of our COVID-19 tests under the EUA from FDA is subject to certain limitations and we are required to maintain compliance with the terms of the EUA, among other things, and the continuance of our EUA is subject to government discretion.

Since March 2020, we have commercially launched several molecular tests for the detection of SARS-CoV-2, the virus that causes COVID-19, including NGS and RT-PCR-based tests as well as related antibody testing options. In May 2020, we were granted an EUA for our RT-PCR-based test for the detection of SARS-CoV-2 using upper and lower respiratory specimens (nasal, nasopharyngeal, and oropharyngeal swabs). In June 2020, we received an amendment to the EUA to add our at-home testing solution for COVID-19 through Picture Genetics. Since that time, the FDA has granted authorizations to revise the authorized labeling for the RT-PCR test and to allow for the use of an additional at-home specimen collection kit in conjunction with our test.

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

However, on August 19, 2020, HHS published a policy announcement that the FDA must go through the formal notice-and-comment rulemaking process before requiring pre-market review (including emergency use authorization) of LDTs rather than making such changes through guidance documents, compliance manuals, or other informal policy statements. Based on the HHS’s policy announcement, which specifically states that LDT developers are not required to obtain an EUA or other marketing authorization from FDA prior to commercialization, we believe we may continue to market our COVID-19 tests even if our EUA is terminated or revoked. The FDA may seek to establish a new regulation through notice-and-comment rulemaking requiring pre-market review and authorization of LDTs, and if that were to occur and if our EUA is either terminated or revoked, then in order to continue marketing our COVID-19 tests, we could be required to obtain the necessary regulatory clearances or approvals and be subject to the full and usual regulatory obligations. It continues to be unclear whether the Biden Administration, which assumed control of the executive branch on January 20, 2021, would take the same position as the former administration or seek to revoke or revise the HHS policy announcement from August 2020.

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

Our partnerships and activities in China subject us to risks and uncertainties relating to the laws and regulations of China and the changes in relations between the United States and China.

Under its current leadership, the government of China has been pursuing economic reform policies, including by encouraging foreign trade and investment. However, there is no assurance that the Chinese government will continue to pursue such policies, that such policies will be successfully implemented, that such policies will not be significantly altered, or that such policies will be beneficial to our partnerships or activities in China. China’s system of laws can be unpredictable, especially with respect to foreign investment and foreign trade. The United States government has called for substantial changes to foreign trade policy with China and has raised, and has proposed to further raise in the future, tariffs on several Chinese goods. China has retaliated with increased tariffs on United States goods. Moreover, China’s legislature has recently adopted a national security law to substantially change the way Hong Kong has been governed since the territory was handed over by the United Kingdom to China in 1997. This law increases the power of the central government in Beijing over Hong Kong, limits the civil liberties of residents of Hong Kong and could restrict the ability of businesses in Hong Kong to continue to conduct business or to continue to with business as previously conducted. The U.S. State Department has indicated that the United States no longer considers Hong Kong to have significant autonomy from China. The U.S. State Department has recently enacted sanctions related to China’s governing of Hong Kong. Any further changes in United States trade policy could trigger retaliatory actions by affected countries, including China, resulting in trade wars. Any regulatory changes and changes in United States and China relations may have a material adverse effect on our partnerships or activities in China which could materially harm our business and financial condition.

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

Our advertising for laboratory services and tests is subject to federal truth-in-advertising laws enforced by the FTC, as well as comparable state consumer protection laws. Under the FTC Act, the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, injunctions affecting the manner in which we would be able to market services or products in the future, or criminal prosecution. In conjunction with the launch of our Picture Genetics line of at-home genetic test offerings that are initiated by consumers, we plan to increase our advertising activities that would be subject to these federal and state truth-in-advertising laws. Any actual or perceived non-compliance with those laws could lead to an investigation by the FTC or a comparable state agency, or could lead to allegations of misleading advertising by private plaintiffs. Any such action against us would disrupt our business operations, cause damage to our reputation, and result in a material adverse effect on our business.

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

An active trading market for our common stock may not be sustained. Further, Mr. Hsieh, our founder, Chief Executive Officer and Chairman of our board of directors, beneficially owns approximately 27% of our outstanding voting equity as of June 30, 2021. As a result, fewer shares are actively traded in the public market, which reduces the liquidity of our common stock. The lack of an active trading market could impair our stockholders’ ability to sell their shares at the desired time or at a price considered reasonable. Further, an inactive trading market may impair our ability to raise capital by selling shares of our common stock in the future, and may impair our ability to enter into strategic relationships or acquire companies or technologies using shares of our common stock as consideration.

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

Our executive officers, directors, beneficial owners of 5% or more of our outstanding voting equity and their respective affiliates collectively beneficially owns approximately 40% of our outstanding voting equity as of June 30, 2021, and of this, Mr. Hsieh, our founder, Chief Executive Officer and Chairman of our board of directors, by himself beneficially owns 27% of our outstanding voting equity as of June 30, 2021. As a result, these stockholders have the ability to control matters submitted to our stockholders for approval, including elections of directors, amendments to our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers to acquire our common stock that some of our stockholders feel are in their best interests, as the interests of these stockholders may not coincide with the interests of our other stockholders and they may act in a manner that advances their best interests and not necessarily those of all of our stockholders. Further, this concentration of ownership could adversely affect the prevailing market price for our common stock.

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

To raise capital or for other strategic purposes, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. In addition, in November 2020 we entered into the November 2020 Equity Distribution Agreement, with Piper, Oppenheimer & Co. Inc., and BTIG LLC, as sales agents, pursuant to which we may, from time to time, sell through Piper as our sales agent shares of our common stock with an aggregate purchase price of up to $175.0 million. During the year ended December 31, 2020, we sold an aggregate of 2.0 million shares of our common stock pursuant to the November 2020 Equity Distribution Agreement at a weighted-average net selling price of $48.70 per share. During the three months ended June 30, 2021, the Company sold approximately 378,000 shares of its common stock pursuant to the November 2020 Equity Distribution Agreement at a weighted-average net selling price of $73.75. During the six months ended June 30, 2021, the Company sold approximately 961,000 shares of its common stock pursuant to the November 2020 Equity Distribution Agreement at a weighted-average net selling price of $60.56. We also may issue common stock or grant other equity awards for compensatory purposes under our equity incentive plan. If we issue common stock, convertible securities or other equity securities, including shares pursuant to the November 2020 Equity Distribution Agreement or equity awards under our equity incentive plan, our then-existing stockholders could be materially diluted by such issuances and, if we otherwise issue preferred stock, new investors could gain rights, preferences and privileges senior to the holders of our common stock, any of which could cause the price of our common stock to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

On October 4, 2016, we completed the IPO of our common stock, in which we issued and sold an aggregate of 4,830,000 shares of common stock (including 630,000 shares issued and sold on October 7, 2016 pursuant to the underwriters’ exercise in full of their option to purchase additional shares) at a public offering price of $9.00 per share. We received net proceeds from the IPO of approximately $36.0 million, after deducting underwriting discounts and commissions and offering expenses paid or payable by us of approximately $4.4 million. The shares issued and sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-213469), as amended, and the final prospectus dated September 28, 2016 included in such registration statement, or the Prospectus.

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

On September 25, 2020, we entered into an Equity Distribution Agreement, or the September 2020 Equity Distribution Agreement, with Piper as sales agent, pursuant to which we sold 2.8 million shares of our common stock pursuant to the September 2020 Equity Distribution Agreement at a weighted-average net selling price of $42.90 per share during the year ended December 31, 2020, which resulted in $122.1 million of net proceeds to the Company. Piper may receive a commission of up to 3% of the gross proceeds received by the Company for sales pursuant to the September 2020 Equity Distribution Agreement. Shares sold under the September 2020 Equity Distribution Agreement were offered and sold pursuant to our registration statement on Form S-3 (File No. 333-239964) filed with the SEC on July 21, 2020, as amended on August 5, 2020, and declared effective on August 12, 2020, and a prospectus supplement and accompanying base prospectus filed with the SEC on September 25, 2020. There has been no material change in the planned use of proceeds as described in the prospectus supplement and accompanying base prospectus.

On November 20, 2020, we entered into the November 2020 Equity Distribution Agreement, with Piper, Oppenheimer & Co. Inc., and BTIG LLC, as sales agents, pursuant to which we may offer and sell, from time to time through Piper, shares of our common stock having an aggregate offering price of up to $175.0 million. Piper may receive a commission of up to 3% of the gross proceeds received by the Company for sales pursuant to the November 2020 Equity Distribution Agreement. During the year ended December 31, 2020, we sold an aggregate of 2.0 million shares of our common stock pursuant to the November 2020 Equity Distribution Agreement at a weighted-average net selling price of $48.70 per share, which resulted in $99.1 million of net proceeds to the Company. During the six months ended June 30, 2021, we sold approximately 961,000 shares of our common stock pursuant to the November 2020 Equity Distribution Agreement at a weighted-average net selling price of $60.56, which resulted in $58.2 million of net proceeds to the Company. Shares sold under the November 2020 Equity Distribution Agreement were offered and sold pursuant to our registration statement on Form S-3 (File No. 333-239964) filed with the SEC on July 21, 2020, as amended on August 5, 2020, and declared effective on August 12, 2020, and a prospectus supplement and accompanying base prospectus filed with the SEC on November 20, 2020. There has been no material change in the planned use of proceeds as described in the prospectus supplement and accompanying base prospectus.

Item 6. Exhibits.

The information required by this Item 6 is set forth on the Exhibit Index that immediately precedes the signature page to this report and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Exhibit Title	Filed with this Form 10-Q	Incorporated by Reference
			Form	Form No.	Date filed

10.1§	Restructuring Agreement of Fujian Fujun Gene Biotech Co., Ltd.	X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*	Furnished herewith.
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

FULGENT GENETICS, INC.

Date: August 9, 2021	By:	/s/ Ming Hsieh
Ming Hsieh
President, Chief Executive Officer (principal executive officer)

Date: August 9, 2021	By:	/s/ Paul Kim
Paul Kim
Chief Financial Officer (principal financial and accounting officer)