Form 10-Q
period 2021-09-30
Fulgent Genetics, Inc.
filed 2021-11-09
CIK 1674930

ff

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 1, 2021, there were 29,831,451 outstanding shares of the registrant’s common stock.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FULGENT GENETICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value data)

(unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$214,877	$87,426
Marketable securities	255,102	211,941
Trade accounts receivable, net of allowance for credit losses of $6,893 and $1,898 as of September 30, 2021 and December 31, 2020, respectively	120,822	183,857
Other current assets	32,035	40,392
Total current assets	622,836	523,616
Marketable securities, long-term	407,284	132,502
Redeemable preferred stock investment	20,000	—
Fixed assets, net	60,166	40,199
Acquisition-related intangible assets, net	36,684	—
Goodwill	48,749	—
Other long-term assets	8,949	4,144
Total assets	$1,204,668	$700,461
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$24,868	$26,488
Income tax payable	17,875	53,319
Contract liabilities	7,879	26,576
Customer deposit	41,510	185
Investment margin loan	15,107	15,019
Other current liabilities	39,919	8,528
Total current liabilities	147,158	130,115
Notes payable	5,947	—
Unrecognized tax benefits	534	377
Other long-term liabilities	6,576	582
Total liabilities	160,215	131,074
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value per share, 50,000 shares authorized, 29,829 and 28,178 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	3	3
Preferred stock, $0.0001 par value per share, 1,000 shares authorized, no shares issued or outstanding at September 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	483,731	418,065
Accumulated other comprehensive income (loss)	(212)	438
Retained earnings	553,258	150,881
Total Fulgent stockholders' equity	1,036,780	569,387
Noncontrolling interest	7,673	—
Total stockholders’ equity	1,044,453	569,387
Total liabilities and stockholders’ equity	$1,204,668	$700,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$227,868	$101,716	$740,913	$126,734
Cost of revenue	43,466	26,261	153,399	38,035
Gross profit	184,402	75,455	587,514	88,699
Operating expenses:
Research and development	6,021	3,177	16,755	7,004
Selling and marketing	6,012	5,014	16,239	9,871
General and administrative	12,299	3,741	28,630	7,575
Amortization of acquisition-related intangible assets	797	—	797	—
Total operating expenses	25,129	11,932	62,421	24,450
Operating income	159,273	63,523	525,093	64,249
Interest and other income, net	496	421	1,382	937
Income before income taxes, gain (loss) on equity method investments and equity loss in investee	159,769	63,944	526,475	65,186
Provision for income taxes	37,545	14,526	127,647	13,961
Income before gain (loss) on equity method investments and equity loss in investee	122,224	49,418	398,828	51,225
Gain (loss) on equity-method investments	—	(2,591)	3,734	(2,591)
Equity loss in investee	—	(189)	—	(631)
Net income from consolidated operations	122,224	46,638	402,562	48,003
Net loss attributable to noncontrolling interests	298	—	463	—
Net income attributable to Fulgent	$122,522	$46,638	$403,025	$48,003

Net income per common share attributable to Fulgent:
Basic	$4.13	$2.11	$13.79	$2.20
Diluted	$3.93	$1.98	$13.04	$2.07

Weighted-average common shares:
Basic	29,673	22,062	29,221	21,793
Diluted	31,170	23,539	30,906	23,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income from consolidated operations	$122,224	$46,638	$402,562	$48,003
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(114)	18	(78)	17
Net unrealized gain (loss) on marketable securities, net of tax	142	(460)	(587)	444
Comprehensive income from consolidated operations	122,252	46,196	401,897	48,464
Net loss attributable to noncontrolling interest	298	—	463	—
Foreign currency translation loss attributable to noncontrolling interest	25	—	15	—
Comprehensive loss attributable to noncontrolling interest	323	—	478	—
Comprehensive income attributable to Fulgent	$122,575	$46,196	$402,375	$48,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Fulgent Stockholders' Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Fulgent Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2020	28,178	$3	$418,065	$438	$150,881	$569,387	$—	$569,387
Equity-based compensation	—	—	2,962	—	—	2,962	—	2,962
Exercise of common stock options	45	—	44	—	—	44	—	44
Restricted stock awards	187	—	—	—	—	—	—	—
Common stock withholding for employee tax obligations	(4)	—	(513)	—	—	(513)	—	(513)
Issuance of common stock at an average of $52.00 per share, net	583	—	30,297	—	—	30,297	—	30,297
Other comprehensive loss	—	—	—	(654)	—	(654)	—	(654)
Cumulative effect of accounting change	—	—	—	—	(887)	(887)	—	(887)
Cumulative tax effect of accounting change	—	—	—	—	239	239	—	239
Net income	—	—	—	—	200,691	200,691	—	200,691
Balance at March 31, 2021	28,989	3	450,855	(216)	350,924	801,566	—	801,566
Equity-based compensation	—	—	3,526	—	—	3,526	—	3,526
Exercise of common stock options	4	—	24	—	—	24	—	24
Restricted stock awards	143	—	—	—	—	—	—	—
Common stock withholding for employee tax obligations	(1)	—	(39)	—	—	(39)	—	(39)
Issuance of common stock at an average of $73.75 per share, net	378	—	27,889	—	—	27,889	—	27,889
Noncontrolling interest assumed related to acquisitions	—	—	—	—	—	—	8,151	8,151
Other comprehensive gain (loss)	—	—	—	(49)		(49)	10	(39)
Net income (loss)	—	—	—	—	79,812	79,812	(165)	79,647
Balance at June 30, 2021	29,513	3	482,255	(265)	430,736	912,729	7,996	920,725
Equity-based compensation	—	—	4,374	—	—	4,374	—	4,374
Exercise of common stock options	25	—	17	—	—	17	—	17
Restricted stock awards	320	—	—	—	—	—	—	—
Common stock withholding for employee tax obligations	(29)	—	(2,915)	—	—	(2,915)	—	(2,915)
Other comprehensive gain (loss)	—	—	—	53	—	53	(25)	28
Net income (loss)	—	—	—	—	122,522	122,522	(298)	122,224
Balance at September 30, 2021	29,829	$3	$483,731	$(212)	$553,258	$1,036,780	$7,673	$1,044,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Fulgent Stockholders' Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
Balance at December 31, 2019	21,483	$2	$146,058	$146	$(63,429)	$82,777
Equity-based compensation	—	—	924	—	—	924
Exercise of common stock options	33	—	12	—	—	12
Restricted stock awards	159	—	—	—	—	—
Common stock withholding for employee tax obligations	(3)	—	(46)	—	—	(46)
Other comprehensive loss	—	—	—	(339)	—	(339)
Net loss	—	—	—	—	(1,956)	(1,956)
Balance at March 31, 2020	21,672	2	146,948	(193)	(65,385)	81,372
Equity-based compensation	—	—	1,080	—	—	1,080
Exercise of common stock options	11	—	28	—	—	28
Restricted stock awards	127	—	—	—	—	—
Other comprehensive gain	—	—	—	1,242	—	1,242
Net income	—	—	—	—	3,321	3,321
Balance at June 30, 2020	21,810	2	148,056	1,049	(62,064)	87,043
Equity-based compensation	—	—	3,150	—	—	3,150
Exercise of common stock options	6	—	62	—	—	62
Restricted stock awards	183	—	—	—	—	—
Issuance of common stock at an average of $38.50 per share, net	1,108	—	42,655	—	—	42,655
Issuance of common stock at an average of $39.24 per share, net	200	—	7,849	—	—	7,849
Other comprehensive loss	—	—	—	(442)	—	(442)
Net income	—	—	—	—	46,638	46,638
Balance at September 30, 2020	23,307	$2	$201,772	$607	$(15,426)	$186,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flow from operating activities:
Net income from consolidated operations	$402,562	$48,003
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	10,862	5,154
Depreciation and amortization	7,513	1,840
Noncash lease expense	682	345
Loss on disposal of fixed asset	779	352
Amortization of premium of marketable securities	5,490	327
Provision for credit losses	4,107	441
Deferred taxes	(6,574)	(1,083)
Unrecognized tax benefits	157	389
Net loss on marketable securities	595	—
Equity loss in investee	—	631
Gain (loss) on equity-method investments	(3,734)	2,591
Other	(22)	(7)
Changes in operating assets and liabilities:
Trade accounts receivable	65,003	(84,557)
Other current and long-term assets	(2,086)	(19,176)
Accounts payable	(9,002)	14,675
Accrued liabilities and other liabilities	(953)	22,169
Income tax payable	(35,444)	14,603
Contract liabilities	(18,697)	—
Customer deposit	40,902	—
Operating and finance lease liabilities	(649)	(325)
Net cash provided by operating activities	461,491	6,372
Cash flow from investing activities:
Purchases of fixed assets	(17,829)	(11,336)
Proceeds from sale of fixed assets	22	8
Purchase of marketable securities	(523,939)	(13,563)
Purchase of redeemable preferred stock	(20,000)	—
Proceeds from sale of marketable securities	155,809	8,072
Maturities of marketable securities	61,516	13,119
Acquisition of businesses, net of cash acquired	(61,868)	—
Investment in equity-method investees	—	(3,971)
Net cash used in investing activities	(406,289)	(7,671)
Cash flow from financing activities:
Proceeds from public offerings of common stock, net of issuance costs	75,626	42,292
Proceeds from noncontrolling interest	10	—
Proceeds from exercise of stock options	85	102
Principal paid for finance lease	(3)	—
Common stock withholding for employee tax obligations	(3,467)	(46)
Net cash provided by financing activities	72,251	42,348
Effect of exchange rate changes on cash and cash equivalents	(2)	17
Net increase in cash and cash equivalents	127,451	41,066
Cash and cash equivalents at beginning of period	87,426	11,965
Cash and cash equivalents at end of period	$214,877	$53,031
Supplemental disclosures of cash flow information:
Income taxes paid	$169,540	$28
Supplemental disclosures of non-cash investing and financing activities:
Purchases of marketable securities in other current liabilities	$20,092	$—
Contingent consideration for business acquisition included in other current liabilities	$8,500	$—
Purchases of fixed assets in accounts payable	$2,279	$2,822
Operating lease right-of-use assets obtained in exchange for lease liabilities	$1,706	$393
Operating lease right-of-use assets reduced due to lease modification and termination	$399	$—
Public offerings proceeds included in other current assets	$—	$8,407
Public offerings costs included in accounts payable	$—	$374

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

Nature of the Business

Fulgent Genetics, Inc., together with its subsidiaries, collectively referred to as the Company, unless otherwise noted or the context otherwise requires, is a technology company offering comprehensive genetic testing providing physicians with clinically actionable diagnostic information they can use to improve the quality of patient care. The Company has developed a proprietary technology platform that allows it to offer a broad and flexible test menu and continually expand and improve its proprietary genetic reference library, while maintaining accessible pricing, high accuracy and competitive turnaround times. Combining next generation sequencing, or NGS, with its technology platform, the Company performs full-gene sequencing with deletion/duplication analysis in single-gene tests; pre-established, multi-gene, disease-specific panels; and customized panels that can be tailored to meet specific customer needs. In 2019, the Company launched its first patient-initiated product, Picture Genetics, a new line of at-home screening tests that combines the Company’s advanced NGS solutions with actionable results and genetic counseling options for individuals. Since March 2020, the Company has commercially launched several tests for the detection of SARS-CoV-2, the virus that causes the novel coronavirus, or COVID-19, including NGS and reverse transcription polymerase chain reaction – based, or RT-PCR-based, tests. The Company has received an Emergency Use Authorization, or EUA, from the United States, or U.S., Food and Drug Administration, or the FDA, for the RT-PCR-based tests for the detection of SARS-CoV-2 using upper respiratory specimens (nasal, nasopharyngeal, and oropharyngeal swabs) and for the at-home testing service through Picture Genetics. The Company’s at-home testing service for COVID-19 and RT-PCR-based test has been granted an EUA by the FDA only for the detection of nucleic acid from SARS-CoV-2, not for any other viruses or pathogens. In August 2021, the Company acquired Cytometry Specialists, Inc., or CSI, to expand the Company’s presence and capabilities in somatic molecular diagnostics and cancer testing. The Company believes its test menu offers more genes for testing than its competitors in today’s market, which enables it to provide expansive options for test customization and clinically actionable results. A cornerstone of the Company’s business is its ability to provide expansive options and flexibility for all clients’ unique testing needs.

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

Foreign Currency Translation and Foreign Currency Transactions

The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive income (loss) in the accompanying Condensed Consolidated Statements of Stockholders’ Equity. Losses from these translations were not significant in the three and nine months ended September 30, 2021, and gains from these translations were not significant for the three and nine months ended September 30, 2020. The Company and its subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property and nonmonetary assets and liabilities at historical rates. Losses from these remeasurements were not significant in the three and nine months ended September 30, 2021 and 2020.

Leases

The Company determines if an arrangement is a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset. Operating and finance lease right-of-use, or ROU assets, short-term lease liabilities, and long-term lease liabilities were included in other long-term assets, other current liabilities, and other long-term liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheets.

Lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term, including options to extend the lease when it is reasonably certain that the Company will exercise that option. The Company uses its incremental borrowing rate based on the information available at the commencement date, including inquiries with its bank, in determining the present value of lease payments since its leases do not provide an implicit rate. Lease ROU assets consist of initial measurement of lease liabilities, any lease payments made to lessor on or before the lease commencement date, minus any lease incentive received, and any initial direct costs incurred by the Company. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term. For finance lease, ROU assets are amortized on a straight-line basis from the commencement date to the earlier of the end of useful life of the ROU assets or the end of the lease term. Amortization of ROU assets and interest on the lease liability for finance leases are included as charges to the accompanying Condensed Consolidated Statements of Operations.

Lease ROU assets and liabilities arising from business combinations are recognized and measured at the acquisition dates as if an acquired lease were a new lease at the date of acquisition using the Company’s incremental borrowing rate unless the discount rate is implicit in the lease. The Company elects to not to recognize assets or liabilities as of the acquisition dates for leases that, on the acquisition dates, have a remaining lease term of 12 months or less. The Company also retains the acquirees’ classification of the leases if there are no modifications as part of the business combinations.

The Company leases and subleases out space in buildings it owns or leases to third-party tenants or subtenants under noncancelable operating leases. The Company recognizes lease payments as income over the lease terms on a straight-line basis and recognizes variable lease payments as income in the period in which the changes in facts and circumstances on which the variable lease payments are based occur. The net rental income is included in the interest and other income, net, in the accompanying Condensed Consolidated Statement of Operations.

Concentration of Customers

In certain periods, a small number of customers has accounted for a significant portion of the Company’s revenue. After aggregating customers that are under common control or are affiliates, two customers contributed 31% and 11% of the Company’s revenue for the three months ended September 30, 2021, respectively, and one customer contributed 26% of the Company’s revenue for the nine months ended September 30, 2021.  One customer contributed 37% and 35% of the Company’s revenue for the three and nine months ended September 30, 2020, respectively. No customer comprised 10% or more of total accounts receivable as of September 30, 2021 and December 31, 2020. Revenue from the U.S. government was less than 10% of total revenue for the three and nine months ended September 30, 2021 and 2020.

Revenue from Contracts with Customers

Disaggregation of Revenue

The Company classifies its customers into three payor types: (i) Insurance, (ii) Institutional, including hospitals, medical institutions, other laboratories, governmental bodies, municipalities and large corporations, or (iii) Patients who pay directly, as the Company believes this best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. The following table summarizes revenue from contracts with customers by payor type for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Testing Services by payor
Insurance	$143,276	$66,111	$400,354	$66,936
Institutional	84,401	34,527	339,572	58,459
Patient	191	1,078	987	1,339
Total Revenue	$227,868	$101,716	$740,913	$126,734

Contract Balances

Receivables from contracts with customers—As of September 30, 2021 and December 31, 2020, receivables from contracts with customers were approximately $120.8 million and $183.9 million, respectively, and are included within trade accounts receivable on the Condensed Consolidated Balance Sheets.

Contracts assets and liabilities —As of September 30, 2021 and December 31, 2020, contract assets from contracts with customers were $206,000 and $1.4 million, respectively, associated with contract execution and certain costs to fulfill a contract, and included in other current assets in the accompanying Condensed Consolidated Balance Sheets. Contract liabilities are recorded when the Company receives payment or bills prior to completing its obligation to transfer goods or services to a customer. The Company had $7.9 million and $26.6 million of contract liabilities as of September 30, 2021 and December 31, 2020, respectively. Revenues of $5.7 million and $252,000 for the three months and $26.4 million and $254,000 for the nine months were recognized for the periods ended September 30, 2021 and 2020, respectively, related to contract liabilities at the beginning of the respective periods.

Transaction Price Allocated to Future Performance Obligations

The Company does not have material future obligations associated with testing services that extend beyond one year.

Reagents and Supplies

The Company maintains reagents and other consumables primarily used in sample collections and testing which are valued at the lower of cost or net realizable value. Cost is determined using actual costs on a first-in, first-out basis. The reagents and supplies were

$22.0 million and $16.5 million as of September 30, 2021 and December 31, 2020, respectively, and was included in other current assets in the accompanying Condensed Consolidated Balance Sheets.

Customer Deposit

Customer deposit in the accompanying Condensed Consolidated Balance Sheets consists primarily of payments received from customers in excess of their outstanding trade accounts receivable balances, and the excess payments will be refunded to the customers or offset against future testing receivables.

Trade Accounts Receivable and Allowance for Credit Losses

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains an allowance for credit losses for expected uncollectible trade accounts receivable, which is recorded as an offset to trade accounts receivable and changes in allowance for credit losses are classified as a general and administrative expense in the accompanying Condensed Consolidated Statements of Operations. The Company assesses collectability by reviewing trade accounts receivable on a collective basis where similar risk characteristics exist and on an individual basis when it identifies specific customers that have deterioration in credit quality such that they may no longer share similar risk characteristics with the other receivables. In determining the amount of the allowance for credit losses, the Company uses a probability-of-default and loss given default model, which allows the ability to define a point of default and measure credit losses for receivables that have reached the point of default for purposes of calculating the allowance for credit losses. Loss given default represents the likelihood that a receivable that has reached the point of default will not be collected in full. The Company will update its probability-of-default and loss given default factors annually to incorporate the most recent historical data and adjusts the quantitative portion of the reserve through its qualitative reserve overlay. The Company looks at qualitative factors such as general economic conditions in determining expected credit losses. During the three and nine months ended September 30, 2021, the Company recorded $848,000 and $4.1 million of provision for credit losses for trade accounts receivable, respectively. The provision was not significant for the three and nine months ended September 30, 2020.

Marketable Securities

All marketable debt securities, which consist of corporate debt securities, municipal bonds, U.S. government and agency debt securities, and Yankee debt securities issued by foreign governments or entities and denominated in U.S. dollars, have been classified as “available-for-sale”, and are carried at fair value. Unrealized gains and losses, net of any related tax effects, are excluded from earnings and are included in other comprehensive income (loss) and reported as a separate component of stockholders’ equity until realized. Realized gains and losses on marketable debt securities are included in interest and other income, net, in the accompanying Condensed Consolidated Statements of Operations. The cost of any marketable debt securities sold is based on the specific-identification method. The amortized cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest on marketable debt securities is included in interest and other income, net. In accordance with the Company’s investment policy, management invests to diversify credit risk and only invests in securities with high credit quality, including U.S. government securities.

The Company’s investments in marketable equity securities are measured at fair value with the related gains and losses, realized and unrealized, recognized in interest and other income, net, in the accompanying Condensed Consolidated Statements of Operations. The cost of any marketable equity securities sold is based on the specific-identification method.

For available-for-sale debt securities, in an unrealized loss, the Company determines whether a credit loss exists. The credit loss is estimated by considering available information relevant to the collectability of the security and information about past events, current conditions, and reasonable and supportable forecasts. Any credit loss is recorded as a charge to interest and other income, net, not to exceed the amount of the unrealized loss. If the Company has an intent to sell, or if it is more likely than not that the Company will be required to sell a debt security in an unrealized loss position before recovery of its amortized cost basis, the Company will write down the security to its fair value and record the corresponding charge as a component of interest and other income, net.

Redeemable Preferred Stock Investment

The redeemable preferred stock investment of $20.0 million as of September 30, 2021 consisted of redeemable preferred stock of Laboratory for Advanced Medicine, Inc., or Helio Health, that the Company purchased in July 2021. The investment is classified as available-for-sale debt securities. The fair value of available-for-sale debt security is included in the Condensed Consolidated Statement of Balance Sheets. Any unrealized holding gains and losses will be excluded from earnings and reported in other comprehensive income (loss) until realized. Since the Company intends on holding the preferred stock, and preferred stock is not redeemable until July 2027, the investment is recorded as a long-term investment.

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

Recently Adopted Accounting Pronouncements

ASU 2016-13

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. ASU 2016-13 replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard was effective for annual reporting periods beginning after December 15, 2019, including interim periods within those reporting periods for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application of the amendments is permitted. The Company adopted ASU 2016-13 using the modified retrospective approach as of January 1, 2021. The cumulative effect upon adoption was $887,000 to the retained earnings in the accompanying Condensed Consolidated Statements of Stockholders’ Equity and trade accounts receivable, net, in the accompanying Condensed Consolidated Balance Sheets. The cumulative tax effect was $239,000 to retained earnings in the accompanying Condensed Consolidated Statements of Stockholders’ Equity and deferred tax assets included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. There was no impact related to available-for-sale debt securities.

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

Note 3. Equity and Debt Securities

The Company’s equity and debt securities consisted of the following:

	September 30, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Equity securities:
Short-term
Bond funds	$129,343	$—	$(356)	$128,987
Exchange traded funds	35,098	—	(8)	35,090
Total equity securities	164,441	—	(364)	164,077
Available-for-sale debt securities
Short-term
Corporate debt securities	74,093	95	(26)	74,162
Money market accounts	50,425	—	—	50,425
U.S. government debt securities	9,297	—	(1)	9,296
Municipal bonds	3,955	—	(4)	3,951
Yankee debt securities	3,620	—	(2)	3,618
Less: Cash equivalents	(50,425)	—	—	(50,425)
Total debt securities due within 1 year	90,965	95	(33)	91,027
After 1 year through 5 years
Corporate debt securities	284,018	89	(507)	283,600
U.S. Government debt securities	54,854	4	(19)	54,839
U.S. agency debt securities	39,703	—	(10)	39,693
Municipal bonds	12,283	14	(16)	12,281
Yankee debt securities	8,734	1	(23)	8,712
Total debt securities due after 1 year through 5 years	399,592	108	(575)	399,125
After 5 years through 10 years
Municipal bonds	8,213	—	(56)	8,157
Redeemable preferred stock investment	20,000	—	—	20,000
Total debt securities due after 5 years through 10 years	28,213	—	(56)	28,157
Total available-for-sale debt securities	518,770	203	(664)	518,309
Total equity and debt securities	$683,211	$203	$(1,028)	$682,386

	December 31, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Equity securities:
Short-term
Bond funds	$153,269	$67	$(151)	$153,185
Exchange traded funds	17,614	—	(5)	17,609
Total equity securities	170,883	67	(156)	170,794
Available-for-sale debt securities
Short-term
Money market accounts	47,461	—	—	47,461
Corporate debt securities	41,061	101	(15)	41,147
Less: Cash equivalents	(47,461)	—	—	(47,461)
Total debt securities due within 1 year	41,061	101	(15)	41,147
After 1 year through 5 years
Corporate debt securities	124,989	580	(117)	125,452
U.S. agency debt securities	1,000	2	—	1,002
Yankee debt securities	6,054	4	(10)	6,048
Total debt securities due after 1 year through 5 years	132,043	586	(127)	132,502
Total available-for-sale debt securities	173,104	687	(142)	173,649
Total equity and debt securities	$343,987	$754	$(298)	$344,443

Gross unrealized losses on the Company’s marketable securities were $1.0 million as of September 30, 2021. Gross unrealized losses on the Company’s marketable securities were $298,000 as of December 31, 2020. During the three and nine months ended September 30, 2021, the Company did not recognize credit losses.

The Company’s securities of $421.2 million are used as collateral for an outstanding margin account borrowing. As of September 30, 2021, the Company had an outstanding borrowing of $15.1 million under its margin account. Margin account borrowings were used for the purchase of real property located in El Monte, California in 2020.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the three-tier fair value hierarchy:

	September 30, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Equity securities, debt securities and cash equivalents:
Bond funds	$128,987	$128,987	$—	$—
Exchange traded funds	35,090	35,090	—	—
Corporate debt securities	357,762	—	357,762	—
U.S. government debt securities	64,135	—	64,135	—
U.S. agency debt securities	39,693	—	39,693	—
Municipal bonds	24,389	—	24,389	—
Yankee debt securities	12,330	—	12,330	—
Redeemable preferred stock investment	20,000	—	—	20,000
Money market accounts	50,425	50,425	—	—
Total equity securities, debt securities and cash equivalents	$732,811	$214,502	$498,309	$20,000

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Equity securities, debt securities and cash equivalents:
Bond funds	$153,185	$153,185	$—	$—
Exchange traded funds	17,609	17,609	—	—
Corporate debt securities	166,599	—	166,599	—
Yankee debt securities	6,048	—	6,048	—
U.S. agency debt securities	1,002	—	1,002	—
Money market accounts	47,461	47,461	—	—
Total equity securities, debt securities and cash equivalents	$391,904	$218,255	$173,649	$—

The Company’s Level 1 assets include bond funds, exchange traded funds, and money market instruments and are valued based upon observable market prices. Level 2 assets consist of U.S. government and U.S. agency debt securities, municipal bonds, corporate debt securities and Yankee debt securities. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. As of September 30, 2021, the Company had $20.0 million of redeemable preferred stock of Helio Health that was measured using unobservable (Level 3) inputs. The quantitative unobservable inputs for the redeemable preferred stock investment are not developed by the Company. The fair value is based on the most recent transaction price in July 2021, and there has not been any significant activity at Helio Health since July 2021, including any new funding rounds, that would result in a material change in the value.

There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2021.

Note 5. Fixed Assets

Major classes of fixed assets consisted of the following:

		September 30,	December 31,
	Useful Lives	2021	2020
		(in thousands)
Medical lab equipment	2 to 12 Years	$33,956	$20,849
Building	39 Years	6,731	6,731
Aircraft	7 Years	6,503	6,503
Computer hardware	1-5 Years	5,187	3,699
Leasehold improvements	Shorter of lease term or estimated useful life	3,987	1,580
Computer software	1 to 5 Years	1,501	541
Furniture and fixtures	2 to 10 Years	1,074	454
Automobile	2 to 7 Years	803	53
Building improvements	6 months to 5 Years	707	707
Land improvements	5 to 15 Years	403	403
General equipment	3 to 5 Years	44	44
Land		7,500	7,500
Assets not yet placed in service		8,912	2,055
Total		77,308	51,119
Less: Accumulated depreciation		(17,142)	(10,920)
Fixed assets, net		$60,166	$40,199

Depreciation expense on fixed assets totaled $2.5 million and $722,000 for the three months and $6.7 million and $1.8 million for the nine months ended September 30, 2021 and 2020, respectively.

Note 6. Other Significant Balance Sheet Accounts

Other current assets consisted of the following:

	September 30,	December 31,
	2021	2020
	(in thousands)
Reagents and supplies	$21,950	$16,491
Prepaid expenses	5,348	3,682
Marketable securities interest receivable	2,724	1,016
Other receivable	1,807	17,810
Contract assets	206	1,379
Prepaid income taxes	—	14
Total	$32,035	$40,392

Reagents and supplies include reagents and consumables used for COVID-19 testing and genetics testing and collection kits for COVID-19 testing. Other receivable as of December 31, 2020 primarily consists of proceeds to be received from public offerings of the Company’s common stock, which were all collected during the nine months ended September 30, 2021.

Other current liabilities consisted of the following:

	September 30,	December 31,
	2021	2020
	(in thousands)
Payable to a broker	$20,092	$—
Contingent consideration	8,500	—
Payroll liabilities	8,380	5,314
Operating lease liabilities, short term	1,830	267
Due to related parties	634	409
Sales tax payable and other	467	2,538
Finance lease liabilities, short term	16	—
Total	$39,919	$8,528

The payable to a broker of $20.1 million was for marketable securities purchased before the period-end that did not settle until after period-end, and contingent consideration of $8.5 million was related to the acquisition of CSI (see Note 14).

Note 7. Reporting Segment and Geographic Information

The Company views its operations and manages its business in one reporting segment. Long-lived assets were primarily located in the United States as of September 30, 2021 and December 31, 2020 with an insignificant amount located in China and Canada. Revenue by region during the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenue:
United States	$223,685	$100,223	$731,084	$122,000
Foreign	4,183	1,493	9,829	4,734
Total	$227,868	$101,716	$740,913	$126,734

Note 8. Debt, Commitments and Contingencies

Debt

As of September 30, 2021, the Company had an outstanding borrowing of $15.1 million under its margin account with the custodian of the Company’s marketable debt security investment account, Pershing Advisor Solutions, LLC, a BNY Mellon Company. Margin account borrowings were used for the purchase of real property located in El Monte, California in 2020. The securities in the brokerage account were used as collateral for the margin loan. The custodian can issue a margin call at any time. The interest rate on the margin loan was the effective federal funds rate, or EFFR, plus a spread, and the EFFR and/or the spread can be changed by BNY Mellon at any time. The interest was 1% at the time of withdrawal of $15.0 million from the margin account, and the interest rate at September 30, 2021 was less than 1.0%. The Company did not make any other withdrawals from the margin account, and the outstanding balance of $15.1 million is included in the accompanying Condensed Consolidated Balance Sheets. The related interest expenses for the three and nine months ended September 30, 2021 were $30,000 and $88,000, respectively. There were no related interest expenses for the three and nine months ended September 30, 2020.

Notes payable as of September 30, 2021 consisted of $5.9 million of notes payable to Xilong Scientific Co., Ltd., or Xilong Scientific, by Fujian Fujun Gene Biotech Co., Ltd., or FF Gene Biotech, as defined in Note 14, Business Combination. The loan is payable on December 31, 2022 and interest rate on the loan is 4.97%. The related interest expenses for the three and nine months ended September 30, 2021 were $74,000.

Operating Leases

See Note 9, Leases, for further information.

Purchase Obligations

As of September 30, 2021, the Company had non-cancelable purchase obligations of $13.8 million, of which, $10.4 million for reagents and other supplies, $3.0 million for medical lab equipment, and $373,000 for medical lab furniture are payable within twelve months.

Contingencies

From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the outcome of these matters would not have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

Note 9. Leases

Lessee

The Company is party as a lessee to various non-cancelable operating leases with varying terms through March 2028 primarily for laboratory and office space and equipment. The Company has options to renew some of these leases after their expirations. On a lease-by-lease basis, the Company considers such options, which may be elected at the Company’s sole discretion, in determining the lease term. The Company also has a finance lease acquired in the acquisition of CSI for lab equipment through July 2024, and the Company retains CSI’s classification of its leases. The Company does not have any leases with variable lease payments. The Company’s operating lease agreements do not contain any residual value guarantees, material restrictive covenants, bargain purchase options or asset retirement obligations.

The Company’s headquarters are located in Temple City, California, which is comprised of various corporate offices and a laboratory certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, accredited by the College of American Pathologists, or CAP, and licensed by the State of California Department of Public Health. Other CLIA-certified laboratories are located in Houston, Texas and Alpharetta, Georgia. Additional offices are located in Atlanta, Georgia and are used for certain report generation functions.

In February 2021, the Company extended the lease for its headquarters located in Temple City, California, to January 31, 2023. In March 2021, the Company entered into a new lease for its 12,000 square foot CLIA-certified laboratory in Houston, Texas, and the lease will expire in November 2023.

The operating and finance lease right-of-use asset, short-term lease liabilities, and long-term lease liabilities as of September 30, 2021 and December 31, 2020 were as follows:

	September 30,	December 31,
	2021	2020
	(in thousands)
Operating lease ROU asset, net	$7,502	$828
Operating lease liabilities, short term	$1,830	$267
Operating lease liabilities, long term	$5,713	$568
Finance lease ROU asset, net	$47	$—
Finance lease liabilities, short term	$16	$—
Finance lease liabilities, long term	$31	$—

The following was operating and finance lease expense:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Operating lease cost	$429	$167	$730	$468
Finance lease cost:
Amortization of ROU assets	3	—	3	—
Interest on lease liabilities	—	—	—	—
Short-term lease cost	53	56	245	59
Total lease cost	$485	$223	$978	$527

Supplemental information related to operating leases and finance lease was the following:

September 30, 2021
Weighted average remaining lease term - operating leases	5.13 years
Weighted average discount rate - operating leases	3.15%
Weighted average remaining lease term -finance lease	2.83 years
Weighted average discount rate - finance lease	3.12%

The following is a maturity analysis of operating and finance lease liabilities using undiscounted cash flows on an annual basis with renewal periods included:

	Operating Leases	Finance Lease
	(in thousands)
Year Ending December 31,
2021 (remaining 3 months)	$523	$5
2022	2,001	17
2023	1,541	17
2024	1,120	10
2025	1,044	—
2026	883	—
Thereafter	1,080	—
Total lease payments	8,192	49
Less imputed interest	(649)	(2)
Total	$7,543	$47

Lessor

The Company leases out space in buildings it owns to third-party tenants under noncancelable operating leases and has leased out such space since the Company purchased such buildings in October 2020. The Company also subleases out some space in a lease acquired as part of the acquisition of CSI. As of September 30, 2021, the remaining lease terms left range from 14 months to 47 months including renewal options and may include rent escalation clauses. Lease income primarily represents fixed lease payments from tenants recognized on a straight-line basis over the application lease term. Variable lease income represents tenant payments for real estate taxes, insurance and maintenance.

The lease income was $79,000 and $321,000 for the three and nine months ended September 30, 2021, respectively, which was included in interest and other income, net, in the accompanying Condensed Consolidated Statements of Operations. Total lease income was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Lease income	$78	$—	$315	$—
Variable lease income	1	—	6	—
Total lease income	$79	$—	$321	$—

Future fixed lease payments from tenants for all noncancelable operating leases as of September 30, 2021 are as follows:

Lease Payments
from Tenants
(in thousands)
Year Ending December 31,
2021 (remaining 3 months)	$87
2022	356
2023	266
2024	238
2025	120
Total	$1,067

Note 10. Equity-Based Compensation

The Company has included equity-based compensation expense as part of cost of revenue and operating expenses in the accompanying Condensed Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$962	$428	$2,328	$929
Research and development	1,757	887	4,461	1,563
Selling and marketing	693	1,184	1,739	1,577
General and administrative	962	651	2,334	1,085
Total	$4,374	$3,150	$10,862	$5,154

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

The Company recorded consolidated provision for income taxes of $37.5 million and $127.6 million for the three and nine months ended September 30, 2021, respectively, compared with $14.5 million and $14.0 million for the three and nine months ended September 30, 2020, respectively. The Company’s effective tax rates were 23% and 24% for the three and nine months ended September 30, 2021, respectively, compared with 23% and 21% for the three and nine months ended September 30, 2020, respectively. The change in the effective tax rate for the nine-month period of 2021, relative to 2020, was primarily attributable to a significant increase in the Company’s pre-tax income in 2021, partially offset by increased windfall tax deductions related to stock-based compensation.

The Company is not currently under examination by any major income tax jurisdiction. During 2021, the statutes of limitations will lapse on the Company's 2017 federal tax year and certain 2016 and 2017 state tax years. The Company does not believe the federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the interim financial statements for the three and nine months ended September 30, 2021 and 2020.

Note 12. Income per Share

The following table presents the calculation of basic and diluted income per share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except per share data)
Net income attributable to Fulgent	$122,522	$46,638	$403,025	$48,003
Weighted-average common shares—outstanding, basic	29,673	22,062	29,221	21,793
Weighted-average common shares—outstanding, diluted	31,170	23,539	30,906	23,135
Net income per common share, basic	$4.13	$2.11	$13.79	$2.20
Net income per common share, diluted	$3.93	$1.98	$13.04	$2.07

The following securities have been excluded from the calculation of diluted income per share because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Options	5	—	5	10
Restricted Stock Units	241	5	129	167

The anti-dilutive shares described above were calculated using the treasury stock method.

Note 13. Related Parties

Linda Marsh, who is a member of the Company’s board of directors, is currently the Senior Executive Vice President of AHMC Healthcare Inc., or AHMC. The Company performs genetic testing and other testing services, on an arms-length basis, for AHMC, and the Company recognized $762,000 and $2.6 million in revenue in the three and nine months ended September 30, 2021, respectively. The Company recognized $1.3 million in revenue in the three and nine months ended September 30, 2020. As of September 30, 2021 and December 31, 2020, $724,000 and $1.8 million was owed to the Company by AHMC, which is included in trade accounts receivable, net, in the accompanying Condensed Consolidated Balance Sheets, in connection with this relationship.

The Company and Fulgent Pharma LLC, the Company’s former subsidiary, are party to shared services arrangements where research and development, administrative services and office space and equipment are provided between the companies, on an arms-length basis. Ming Hsieh is the Manager and a member of Fulgent Pharma LLC. During the three and nine months ended September 30, 2021, the cost of research development services rendered by Fulgent Pharma LLC for the Company was $74,000 and $279,000, respectively. The cost of research development services rendered by Fulgent Pharma LLC for the Company was not significant during the three and nine months ended September 30, 2020. Amounts for services performed by the Company for Fulgent Pharma LLC were not significant during the three and nine months ended September 30, 2021 and 2020. As of September 30, 2021, and December 31, 2020, $634,000 and $409,000, respectively, were owed to Fulgent Pharma LLC by the Company, which are included in due to related parties as a component in other current liabilities in the accompanying Condensed Consolidated Balance Sheets, in connection with these relationships.

The Chief Executive Officer and Chairman of the Company’s board of directors, Ming Hsieh, is the owner of PTJ Associates Inc., or PTJ. PTJ provides flight services to the Company on an arms-length basis. During the three and nine months ended September 30, 2021, the company incurred $65,000 and $142,000, respectively, in expenses for flights between California and Texas to transport employees and supplies. As of September 30, 2021, nothing was owed to PTJ by the Company. As of December 31, 2020, $94,000 was owed to PTJ by the Company, which is included in accounts payable in the accompanying Condensed Consolidated Balance Sheets.

Note 14. Business Combinations

The Company believes that the acquisitions of businesses enhance its existing businesses by either expanding its geographic range and customer base or expanding its existing product lines. The Company incurred $2.2 million and $2.8 million acquisition related costs for the three and nine months ended September 30, 2021, respectively, which was included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

FF Gene Biotech

In April 2017, the Company acquired a 30% equity interest in FF Gene Biotech, a newly formed a joint venture with Xilong Scientific, and Fuzhou Jinqiang Investment Partnership (LP), or FJIP. The joint venture was formed under the laws of China to offer genetic testing services to customers in China.

In May 2021, the Company entered into a restructuring agreement with Xilong Scientific and FJIP, resulting in the Company indirectly acquiring a 72% controlling financial interest in FF Gene Biotech. As a result of the acquisition of FF Gene Biotech, or the FF Gene Biotech Acquisition, the Company seeks to be more strategically aligned with its geographic expansion strategy. It also expects to reduce costs through economies of scale.

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

The Company recognized a gain of $3.7 million as a result of remeasuring to fair value its 30% equity interest held before the FF Gene Biotech Acquisition. The fair value of the preexisting equity interest was determined based on the characteristics before consummating the FF Gene Biotech Acquisition and estimated by applying income approach and utilized the discounted cash flow method. The Company did not apply the market approach based on its characteristics before consummating the restructuring. The gain on the equity method investment is included in the Company’s Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021.

The goodwill of $23.1 million arising from the FF Gene Biotech Acquisition is attributed to the expected synergies and other benefits that will be potentially generated from the combination of the Company and FF Gene Biotech. The goodwill recognized is not deductible for tax purposes.

The identified intangible assets acquired in the FF Gene Biotech Acquisition consisted of a $5.7 million royalty-free technology with an estimated amortization life of 10 years and $1.2 million customer relationships with an estimated amortization life of 5 years. The value of these assets was based upon the preliminary fair values as of the closing date of the FF Gene Biotech Acquisition.

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

CSI Acquisition

In August 2021 the Company acquired 100% of the outstanding equity of CSI, a multi-site reference laboratory business in the United States. This acquisition of CSI, or the CSI Acquisition, expands the Company’s national reference laboratory presence in the United States.

The Company allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on estimated fair values. As additional information becomes available, the Company may further update the preliminary purchase price allocation during the remainder of the measurement period (up to one year from the CSI Acquisition date). The following tables summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed recognized at the CSI Acquisition date:

Amounts
(in thousands)
Considerations
Cash	$43,359
Contingent consideration	8,500
$51,859
Recognized amounts of identifiable assets acquired and liabilities assumed
Debt-free net working capital	$4,270
Fixed assets	6,855
ROU assets - operating	4,988
ROU assets - finance	49
Other assets	160
Identifiable intangible assets	30,540
Deferred tax liability	(9,629)
Operating lease liabilities	(4,988)
Finance lease liabilities	(49)
Other liabilities	(6,069)
Recognized amounts of identifiable assets acquired and liabilities assumed, net	26,127
Goodwill	25,732
Total	$51,859

The CSI Acquisition includes a contingent consideration arrangement that requires additional consideration to be paid by the Company based on CSI’s achievement of a minimum level of earnings, for the year ending December 31, 2021, as described in the acquisition agreement.  The range of undiscounted amounts the Company may be required to pay under the contingent consideration agreement is between zero and $10.0 million.  The fair value of the contingent consideration recognized on the CSI Acquisition date of $8.5 million was estimated by applying the income approach using discounted cash flows. Given the short-term nature of the contingent consideration the most significant assumption is the probability weighted cash flow.

The goodwill of $25.7 million arising from the CSI Acquisition is attributed to the expected synergies, assembled workforce, other benefits that will be potentially generated from the combination and deferred tax. The goodwill recognized is not deductible for tax purposes.

The identified intangible assets acquired in the CSI Acquisition consisted of $27.6 million customer relationships with an estimated amortization life of 12 years, $1.9 million laboratory information system platform with an estimated amortization life of 5 years, and $1.1 million trade name with an estimated amortization life of 10 years.

Revenue and operating income or loss from both acquisitions since the respective 2021 acquisition dates are included in the accompanying Condensed Consolidated Statements of Operations as follows, in thousands:

	Net Sales	Operating Income (loss)
FF Gene Biotech	$4,556	$(1,612)
CSI	7,101	659
Total	$11,657	$(953)

Note 15. Equity Distribution Agreement

In November 2020, the Company entered into an Equity Distribution Agreement, or the November 2020 Equity Distribution Agreement, with Piper Sandler & Co. (f/k/a Piper Jaffray & Co.), or Piper, Oppenheimer & Co. Inc., and BTIG LLC, as sales agents, pursuant to which the Company may offer and sell, from time to time through Piper, shares of its common stock having an aggregate offering price of up to $175.0 million. Piper may receive a commission of up to 3% of the gross proceeds received by the Company for sales pursuant to the November 2020 Equity Distribution Agreement. The Company did not sell any shares of its common stock during the three months ended September 30, 2021 pursuant to the November 2020 Equity Distribution Agreement. During the nine months ended September 30, 2021, the Company sold approximately 961,000 shares of its common stock pursuant to the November 2020 Equity Distribution Agreement at a weighted-average net selling price of $60.56.

Note 16. Goodwill and Acquisition-Related Intangibles

Summaries of goodwill and acquisitions-related intangibles balances as of September 30, 2021 and December 30, 2020 were as follows:

		September 30,	December 31,
	Weighted-Average Amortization Period	2021	2020
		(in thousands)
Goodwill		$48,749	$—

Royalty-free technology	10 Years	$5,706	$—
Less: accumulated amortization		(238)	—
Royalty-free technology, net		5,468	—

Customer relationships	12 Years	28,824	—
Less: accumulated amortization		(480)	—
Customer relationships, net		28,344	—

Trade name	10 Years	1,090	—
Less: accumulated amortization		(19)	—
Trade name, net		1,071	—

Laboratory information system platform	5 Years	1,860	—
Less: accumulated amortization		(59)	—
Laboratory information system platform, net		1,801	—
Total acquisition-related intangibles, net		$36,684	$—

During the nine months ended September 30, 2021, the Company recorded $23.1 million of goodwill and $7.0 million of intangibles attributable to the FF Gene Biotech Acquisition. See Note 14, Business Combinations, to the Company's condensed consolidated financial statements.

During the three months ended September 30, 2021, the Company recorded $25.7 million of goodwill and $30.5 million of intangibles attributable to the CSI Acquisition. See Note 14, Business Combinations, to the Company's condensed consolidated financial statements.

Based on the carrying value of acquisition-related intangibles recorded as of September 30, 2021, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows:

Amounts
(in thousands)
2021 (remaining 3 months)	$910
2022	3,597
2023	3,597
2024	3,597
2025	3,597
2026	3,278
Thereafter	18,108
Total	$36,684

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

Since March 2020, we have offered several tests for the detection of SARS-CoV-2, the virus that causes COVID-19, including NGS and RT-PCR-based tests. To date, we have processed orders for our COVID-19 tests from a variety of customers, including governmental bodies, municipalities, and large corporations. In 2020, we established and operated COVID-19 testing sites for certain municipal customers, including the County of Los Angeles and the New York City public school system. We also offer at-home COVID-19 testing services through our Picture Genetics platform to both individuals and large organizations, including the New York City Test and Trace program.

In May 2021, we entered into a restructuring agreement with Xilong Scientific and FJIP, resulting in the Company indirectly acquiring a controlling financial interest in FF Gene Biotech. FF Gene Biotech was founded to bring our NGS capabilities to the Chinese genetic testing market. This joint venture has enabled us to have an operational presence on the ground in China as we seek to capitalize on the large and growing genetic testing opportunity in that country. As a result of the acquisition, we seek to be more strategically aligned with its geographic expansion strategy. It also expects to reduce costs through economies of scale.

In August 2021, we acquired CSI, a Georgia corporation, to expand our presence and capabilities in somatic molecular diagnostics and cancer testing. We plan to leverage our established technology platform, NGS expertise, lab operations, and sales infrastructure in conjunction with CSI’s extensive cancer testing menu to establish a differentiated foothold in oncologic testing in the United States. Through our acquisition of CSI, we have added the following types of testing services to our test menu:

•

Flow Cytometry – a sophisticated cell analysis technique providing diagnosis, prognosis, and monitoring of malignancies with a relatively small sample size. It provides the ability to identify emerging abnormalities and perform rare event analysis of patient-specific aberrant immunophenotypes, or cells expressing abnormal proteins unique to a specific patient.

•

Fluorescence In-Situ Hybridization, or FISH – a laboratory technique for detecting and locating a specific DNA sequence on a chromosome, FISH probe panels and individual probes are able to precisely isolate and identify genetic alterations in solid tumor and hematological neoplasms, or abnormal cells located in the blood and blood forming tissues, such as bone marrow and lymphatic tissue. FISH cancer testing is a diagnostic tool that can detect and confirm chromosome abnormalities such as deletions, duplications, translocations and other numerical or structural aberrations to diagnose and help predict the best therapeutic approach for cancer patients.

•

Immunohistochemistry, or IHC – an imaging technique used to visualize antigens in cells. IHC antibodies and histochemical stains are used to detect the presence, relative quantity, and localization of specific proteins to aid in determining differentiation in abnormal cells with similar structures. In addition to other applications, IHC is used to provide prognostic or therapeutic information.

•

Cytogenetics - analyzes the entire chromosome set for numerical and structural abnormalities such as chromosome additions, deletions and translocations. Identification of each abnormality may aid diagnosis and treatment decisions for cancer patients.

•

Molecular Testing - includes both hematopoietic and solid tumor molecular assays for qualitative and quantitative analysis. Advanced single gene testing, targeted profile molecular assays, and broad-spectrum tumor testing yield clinically actionable data for precise diagnosis and appropriate therapy selection.

We offer tests at competitive prices, averaging approximately $99 per billable test delivered in the nine months ended September 30, 2021, and at a lower cost to us than many of our competitors, averaging approximately $20 per billable test delivered in the nine months ended September 30, 2021. Our volume has grown rapidly since our commercial launch, with 2.2 million and 7.5 million billable tests delivered in the three and nine months ended September 30, 2021, respectively, compared to 1.0 million and 1.2 million billable tests delivered in the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, an aggregate of approximately 12.0 million billable tests have been delivered to over 1,700 customers since launching our first commercial genetic tests in 2013. We have experienced compound quarterly growth of 94% in the number of billable tests delivered in our last eight completed fiscal quarters. We recorded revenue and net income of $227.9 million and $122.5 million, respectively, in the three months ended September 30, 2021, compared to revenue and net income of $101.7 million and $46.6 million, respectively, in the three months ended September 30, 2020. We recorded revenue and net income of $740.9 million and $403.0 million, respectively, in the nine months ended September 30, 2021, compared to revenue and net income of $126.7 million and $48.0 million, respectively, in the nine months ended September 30, 2020. We achieved profitability in the first half of 2017, the second and third quarters of 2019, the second, third and fourth quarters of 2020, and the first three quarters of 2021, but we have recorded losses in all other periods since our inception.

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

During the nine months ended September 30, 2021, and for the entirety of the COVID-19 pandemic to this point, we continued to operate as an essential business in response to COVID-19. In the three and nine months ended September 30, 2021, the COVID-19 pandemic has not had a negative impact on our consolidated operating results. Rather, we have recognized significant revenue growth in connection with sales of our COVID-19 tests. Our ability to continue to operate as currently planned, including our ability to continue to offer our COVID‑19 tests with competitive results and turn-around times without any significant negative operational impact from the COVID-19 pandemic will depend in part on our, and any of our third‑party service providers’ and suppliers’ ability to protect our respective employees and supply chains. We have endeavored to follow the recommended actions of government and health authorities to protect our employees. We intend to continue to adhere to our employee safety measures to ensure that any disruptions to our operations remain minimal during the pandemic. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our, or our third-party service providers’ and suppliers’, workforce and/or supply chain.

The COVID-19 pandemic has not negatively impacted the Company’s liquidity position as of September 30, 2021. We have not incurred any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic as of September 30, 2021.

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

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
Statement of Operations Data:	(dollars and billable tests in thousands, except per billable test data)
Revenue	$227,868	$101,716	$126,152	124%	$740,913	$126,734	$614,179	485%
Cost of revenue	43,466	26,261	17,205	66%	153,399	38,035	115,364	303%
Gross profit	184,402	75,455	108,947	144%	587,514	88,699	498,815	562%
Operating expenses:
Research and development	6,021	3,177	2,844	90%	16,755	7,004	9,751	139%
Selling and marketing	6,012	5,014	998	20%	16,239	9,871	6,368	65%
General and administrative	12,299	3,741	8,558	229%	28,630	7,575	21,055	278%
Amortization of acquisition-related intangible assets	797	—	797	*	797	—	797	*
Total operating expenses	25,129	11,932	13,197	111%	62,421	24,450	37,971	155%
Operating income	159,273	63,523	95,750	151%	525,093	64,249	460,844	717%
Interest and other income, net	496	421	75	18%	1,382	937	445	47%
Income before income taxes, gain (loss) on equity method investments and equity loss in investee	159,769	63,944	95,825	150%	526,475	65,186	461,289	708%
Provision for income taxes	37,545	14,526	23,019	158%	127,647	13,961	113,686	814%
Income before gain (loss) on equity method investments and equity loss in investee	122,224	49,418	72,806	147%	398,828	51,225	347,603	679%
Gain (loss) on equity-method investments	—	(2,591)	2,591	100%	3,734	(2,591)	6,325	244%
Equity loss in investee	—	(189)	189	100%	—	(631)	631	100%
Net income from consolidated operations	122,224	46,638	75,586	162%	402,562	48,003	354,559	739%
Net loss attributable to noncontrolling interests	298	—	298	*	463	—	463	*
Net income attributable to Fulgent	$122,522	$46,638	$75,884	163%	$403,025	$48,003	$355,022	740%

Other Operating Data:
Billable tests delivered(1)	2,177	1,035	1,142	110%	7,510	1,229	6,281	511%
Average price per billable test delivered(2)	$105	$98	$7	7%	$99	$103	$(4)	(4%)
Cost per billable test delivered(3)	$20	$25	$(5)	(20%)	$20	$31	$(11)	(35%)

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

Revenue

Revenue increased $126.2 million, or 124%, from $101.7 million in the three months ended September 30, 2020 to $227.9 million in the three months ended September 30, 2021, and increased $614.2 million, or 485%, from $126.7 million in the nine months ended September 30, 2020 to $740.9 million in the nine months ended September 30, 2021. The increases in revenue between periods were primarily due to increases in the number of billable tests delivered, primarily related to the increased orders for our COVID-19 tests.

The average price of the billable tests we delivered increased from $98 in the three months ended September 30, 2020 to $105 in the three months ended September 30, 2021, and decreased from $103 in the nine months ended September 30, 2020 to $99 in the nine months ended September 30, 2021. The increase in the three-month period was primarily due to the mix of tests delivered in the periods. The decrease in the nine-month period was due to (i) lower price-points for the mix of tests we delivered, including COVID-19 tests launched in 2020, (ii) the mix of customers ordering tests in these periods, who may order tests at different rates depending on the arrangements we have negotiated with them, and (iii) our reduction of prices for certain of our tests due to general price degradation for genetic tests and other competitive factors during the nine months ended September 30, 2021.

Revenue from non-U.S. sources increased $2.7 million, or 180%, from $1.5 million in the three months ended September 30, 2020 to $4.2 million in the three months ended September 30, 2021, and increased $5.1 million, or 108%, from $4.7 million in the nine months ended September 30, 2020 to $9.8 million in the nine months ended September 30, 2021. The increases in revenue from non-U.S. sources between periods were primarily due to increased sales of our traditional genetic testing services to customers in China through FF Gene Biotech.

The number of billable tests we delivered increased 1.1 million, from 1.0 million in the three months ended September 30, 2020 to 2.2 million in the three months ended September 30, 2021, and increased 6.3 million, from 1.2 million in the nine months ended September 30, 2020 to 7.5 million in the nine months ended September 30, 2021. The increases were primarily attributable to the expansion of our test menu, including our COVID-19 tests launched in 2020, and increases in sales to certain of our existing and new customers.

After aggregating customers that are under common control or are affiliates, two customers contributed 31% and 11% of the Company’s revenue for the three months ended September 30, 2021, respectively, and one customer contributed 26% of the Company’s revenue for the nine months ended September 30, 2021. One customer contributed 37% and 35% of the Company’s revenue for the three and nine months ended September 30, 2020, respectively.

Cost of Revenue

Cost of revenue increased $17.2 million, or 66%, from $26.3 million in the three months ended September 30, 2020 to $43.5 million in the three months ended September 30, 2021. The increase was primarily due to increases of $4.5 million in consulting and outside labor costs related to increased outside labor for production, $4.0 million in personnel costs including equity-based compensation expense related to increased headcount and market price of the Company’s stock, $3.0 million in reagent and supply expenses related to increased billable tests delivered, $2.0 million in shipping and handling expense related to delivery of collection kits for of COVID-19 tests, $1.7 million in software expense related to usage of COVID-19 testing software, and $1.6 million in depreciation expenses related to medical lab equipment purchased.

Cost of revenue increased $115.4 million, or 303%, from $38.0 million in the nine months ended September 30, 2020 to $153.4 million in the nine months ended September 30, 2021. The increase was primarily due to increases of $45.8 million in reagent and supply expenses related to increased billable tests delivered, $29.2 million in consulting and outside labor costs related to increased outside labor for production, $13.1 million in personnel costs including equity-based compensation expense related to increased headcount and market price of the Company’s stock, $10.9 million in shipping and handling expense related to delivery of collection kits for of COVID-19 tests, $7.9 million in software expense related to usage of COVID-19 testing software, $4.5 million in depreciation expenses related to medical lab equipment purchased, and $2.1 million in facilities primarily related to certain modifications made to our mini vans used for our COVID-19 business.

Cost per billable test delivered decreased $5, or 20%, from $25 in the three months ended September 30, 2020 to $20 in the three months ended September 30, 2021, cost per billable test delivered decreased $11, or 35%, from $31 in the nine months ended September 30, 2020 to $20 in the nine months ended September 30, 2021. The increase in the number of billable tests we delivered was greater than the increase in our cost of revenue due to economies of scale related to the increased number of billable tests for the period. The greater increase in the number of billable tests we delivered was primarily attributable to new customers and our expanded test menu, including COVID-19 tests in 2020. Our cost per billable test decreased in part due to our efforts to leverage our technology, such as engineered chemistry and competitive analytics powered by artificial intelligence and machine learning.

Our gross profit increased $108.9 million, from $75.5 million in the three months ended September 30, 2020 to $184.4 million in the three months ended September 30, 2021, and increased $498.8 million, from $88.7 million in the nine months ended September 30, 2020 to $587.5 million in the nine months ended September 30, 2021. Our gross profit as a percentage of revenue, or gross margin, increased from 74.2% to 80.9% between three months ended September 30, 2020 and 2021, and increased from 70.0% to 79.3% between nine months ended September 30, 2020 and 2021, due in part to the increase in revenue and the decrease in our cost per billable test described above.

Research and Development

Research and development expenses increased $2.8 million, or 90%, from $3.2 million in the three months ended September 30, 2020 to $6.0 million in the three months ended September 30, 2021. The increase was primarily due to increases of $2.0 million in personnel costs including equity-based compensation expense related to increased headcount and market price of the Company’s stock and $630,000 in reagent and supply expenses related to increased reagent usage for COVID-19 research.

Research and development expenses increased $9.8 million, or 139%, from $7.0 million in the nine months ended September 30, 2020 to $16.8 million in the nine months ended September 30, 2021. The increase was primarily due to increases of $6.3 million in personnel costs including equity-based compensation expense related to increased headcount and market price of the Company’s stock, $1.9 million in reagent and supply expenses related to increased reagent usage for COVID-19 research, and $510,000 in consulting and outside labor costs for increased outside labor used.

Selling and Marketing

Selling and marketing expenses increased $1.0 million, or 20% from $5.0 million in the three months ended September 30, 2020 to $6.0 million in the three months ended September 30, 2021. The increase was primarily due to an increase of $1.4 million in personnel costs including equity-based compensation expense related to increased commission expense and market price of the Company’s stock, and partially offset by a decrease of $581,000 in shipping and handling related to marketing supplies shipped to potential customers in 2020.

Selling and marketing expenses increased $6.4 million, or 65% from $9.9 million in the nine months ended September 30, 2020 to $16.2 million in the nine months ended September 30, 2021. The increase was primarily due to increases of $6.1 million in personnel costs including equity-based compensation expense related to increased commission expense and market price of the Company’s stock, and $1.7 million in consulting and outside labor costs for increased outside labor used, and partially offset by a decrease of $1.6 million in marketing supplies, including kits to potential customers in 2020.

General and Administrative

General and administrative expenses increased $8.6 million, or 229% from $3.7 million in the three months ended September 30, 2020 to $12.3 million in the three months ended September 30, 2021. The increase was primarily due to increases of $2.4 million in consulting costs and $545,000 in legal and professional fees primarily related to the FF Gene Biotech Acquisition and CSI Acquisition, $2.2 million in personnel costs including equity-based compensation expense related to increased headcount and market price of the Company’s stock, $1.1 million software expense and licensing related to increased number of billings, $1.0 million in bad debt expense related to additional provision for credit losses, and $603,000 in accounting fees related to financial statement and internal control audits and reviews.

General and administrative expenses increased $21.1 million, or 278% from $7.6 million in the nine months ended September 30, 2020 to $28.6 million in the nine months ended September 30, 2021. The increase was primarily due to increases of $4.8 million in personnel costs including equity-based compensation related to increased headcount and market price of the Company’s stock, $4.1 million in bad debt expense related to additional provision for credit losses, $3.8 million in software and licensing related to increased number of billings, $2.7 million in consulting costs and $1.4 million in legal and professional fees primarily related to the FF Gene Biotech Acquisition and CSI Acquisition, and $961,000 in accounting fees related to financial statement and internal control audit and reviews.

Interest and Other Income, net

Interest income was $443,000 and $424,000 in the three months ended September 30, 2021 and 2020, respectively, and $1.2 million and $999,000 in the nine months ended September 30, 2021 and 2020, respectively. This income related to interest earned on various investments in marketable securities including holding gain or loss on marketable equity securities.

Other income (expense) was not significant in the three or nine months ended September 30, 2021 and 2020, respectively. The primary components of other income (expense) were rental income net of rental expenses and foreign currency exchange gain (loss).

Provision for Income Taxes

Provision for income taxes were $37.5 million and $127.6 million for the three and nine months ended September 30, 2021, respectively, and $14.5 million and $14.0 million for the three and nine months ended September 30, 2020, respectively. The effective tax rate was 23% for the three months ended September 30, 2021 compared with 23% for the three months ended September 30, 2020. The effective tax rate was 24% for the nine months ended September 30, 2021 compared with 21% for the nine months ended September 30, 2020. The change in the effective tax rate for the nine-month period of 2021, relative to 2020, was primarily attributable to a significant increase in the Company’s pre-tax income in 2021, partially offset by increased windfall tax deductions related to stock-based compensation.

Gain (Loss) on Equity Method Investments

The Company recognized a gain of $3.7 million in the nine months ended September 30, 2021 related to the preexisting equity interest at FF Gene Biotech as a result of remeasuring to fair value its 30% equity interest held before the FF Gene Biotech Acquisition. The fair value of the preexisting equity interest was determined based on the characteristics before consummating the FF Gene Biotech Acquisition and estimated by applying income approach and utilized the discounted cash flow method. There was no such gain on equity method investment in the three and nine months ended September 30, 2020.

Loss in equity-method investment in the three months and nine months ended September 30, 2020 was an impairment loss of $2.6 million related to our 25% ownership interest in BostonMolecules.

Equity Loss in Investee

There was no equity loss in investee in the three and nine months ended September 30, 2021. Equity loss in investee was $189,000 and $631,000 in the three and nine months ended September 30, 2020, respectively. Equity loss in investee in 2020 related to our preexisting 30% ownership interest in FF Gene Biotech prior to the FF Gene Biotech Acquisition.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest represents net loss of FF Gene Biotech attributable to the minority shareholders, Xilong Scientific and FJIP, which was $298,000 and $463,000 in the three and nine months ended September 30, 2021, respectively.

Liquidity and Capital Resources

Liquidity and Sources of Cash

We had $214.9 million in cash and cash equivalents and $662.4 million in marketable securities, consisting of equity securities, corporate bonds, municipal bonds, and U.S. government and U.S. agency debt securities, as of September 30, 2021. We had $87.4 million in cash and cash equivalents and $344.4 million in marketable securities, consisting of equity securities and corporate bonds, as of December 31, 2020.

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

On November 13, 2019, we entered into a Purchase Agreement with Piper, as representative of the several underwriters, pursuant to which we sold 2.7 million shares of our common stock at a price of $10.52 per share, with a public offering price of $11.25 per share. We received net proceeds of approximately $27.6 million, after deducting underwriting discounts and commissions and offering expenses paid or payable by us of approximately $2.4 million. The shares issued and sold in the underwritten offering were sold pursuant to the Company’s registration statement on Form S-3 (File No. 333-233227), and a prospectus supplement and accompanying base prospectus filed with the SEC on November 13, 2019.

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

On November 20, 2020, we entered into the November 2020 Equity Distribution Agreement, with Piper, Oppenheimer & Co. Inc., and BTIG LLC, as sales agents, pursuant to which we may offer and sell, from time to time through Piper, shares of our common stock having an aggregate offering price of up to $175.0 million. Piper may receive a commission of up to 3% of the gross proceeds received by the Company for sales pursuant to the November 2020 Equity Distribution Agreement. During the year ended December 31, 2020, we sold an aggregate of 2.0 million shares of our common stock pursuant to the November 2020 Equity Distribution Agreement at a weighted-average net selling price of $48.70 per share, which resulted in $99.1 million of net proceeds to the Company. During the three months ended September 30, 2021, the Company did not sell any shares of its common stock pursuant to the November 2020 Equity Distribution Agreement. During the nine months ended September 30, 2021, the Company sold approximately 961,000 shares of its common stock pursuant to the November 2020 Equity Distribution Agreement at a weighted-average net selling price of $60.56, which resulted in $58.2 million of net proceeds to the Company. Shares sold under the November 2020 Equity Distribution Agreement were offered and sold pursuant to the Company’s registration statement on Form S-3 (File No. 333-239964) filed with the SEC on July 21, 2020, as amended on August 5, 2020, and declared effective on August 12, 2020, and a prospectus supplement and accompanying base prospectus filed with the SEC on November 20, 2020.

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

Cash Flows

The following table summarizes our cash flows for each of the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$461,491	$6,372
Net cash used in investing activities	$(406,289)	$(7,671)
Net cash provided by financing activities	$72,251	$42,348

Operating Activities

Cash provided by operating activities in the nine months ended September 30, 2021 was $461.5 million. The difference between net income and cash provided by operating activities for the period was primarily due to the effects of $10.9 million in equity-based compensation expenses and $7.5 million in the depreciation and amortization. Cash provided by operating activities increased between periods primarily due to a decrease of $65.0 million in trade receivable due to timing of payments, an increase of $40.9 million in customer deposit due to payments received from customer in excess of their outstanding trade accounts receivable balances, partially offset by the negative impact of decreases of $35.4 million in income tax payable due to the estimated tax payments made during the current period, $18.7 million in contract liabilities due to the timing of payments, $9.0 million in accounts payable due to the timing of payments, and an increase of $2.1 million in other current and long-term assets related to additions in reagents and supplies.

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

Investing Activities

Cash used in investing activities in the nine months ended September 30, 2021 was $406.3 million, which primarily related to purchases of $523.9 million of marketable securities, $61.9 million related to business acquisitions, and the purchase of $17.8 million of fixed assets consisting mainly of medical laboratory equipment and building construction, partially offset by proceeds of $155.8 million related to sales of marketable securities and $61.5 million related to maturities of marketable securities.

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

Financing Activities

Cash provided by financing activities in the nine months ended September 30, 2021 was $72.3 million, which primarily represents net proceeds from the November 2020 Equity Distribution Agreement.

Cash provided by financing activities in the nine months ended September 30, 2020 was $42.3 million, which primarily represents net proceeds from the 2019 Equity Distribution Agreement and the September 2020 Equity Distribution Agreement.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control (as required by Rule 13a-15(b) under the Exchange Act) over the financial reporting during the three and nine months ended September 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our results of operations have experienced fluctuations from period to period, which we expect may continue in the future. These fluctuations can occur because of a variety of factors, including, among others, the amount and timing of sales of billable tests; the prices we charge for our tests due to changes in product, customer or payor mix, general price degradation for genetic tests or other competitive factors, global health crises and pandemics which may generate demand for our tests, such as the ongoing pandemic related to COVID-19, the disease caused by the novel coronavirus since named SARS-CoV-2, the rate and timing of our billings and collections and the timing and amount of our commitments and other payments, as well as the other risk factors discussed in this report. Our results have been, and may in the future be, impacted by events that may not recur regularly, in the same amounts or at all in the future. In 2020, we developed and began offering a series of COVID-19 tests, but the pricing and margins from these tests continue to evolve. For the year ended December 31, 2020 and the nine months ended September 30, 2021, we experienced substantial revenue growth due primarily to recent sales of, and growing demand, for these COVID-19 tests. While we believe there will be a continued demand for our COVID-19 tests in the near term, the future outcome and circumstances of the COVID-19 pandemic continue to rapidly evolve and remain uncertain. There can be no assurance our COVID-19 related growth or other growth we may experience will continue. This recent growth and other fluctuations in our operating results may render period-to-period comparisons less meaningful, and investors should not rely on the results of any one period as an indicator of future performance. These fluctuations in our operating results could cause our performance in any particular period to fall below the expectations of securities analysts or investors or guidance we have provided to the public, which could negatively affect the price of our common stock. Moreover, our limited operating history may make it difficult to determine if fluctuations in our performance reflect seasonality, pandemic-related demand or other trends or if these fluctuations are the result of other factors or events.

The expansion of our COVID-19 testing business has resulted in a substantial change in our business that presents important challenges to our ability to manage our rapidly expanding business, and we anticipate that this business will eventually decrease as and if the prevalence of COVID-19 eventually decreases.

Since March 2020, we have commercially launched several COVID-19 tests for the detection of SARS-CoV-2, the virus that causes COVID-19, including NGS and RT-PCR-based tests. We have received an EUA from the FDA for RT-PCR-based tests for the detection of SARS-CoV-2 using upper respiratory specimens (nasal, nasopharyngeal, and oropharyngeal swabs) and for our at-home COVID-19 testing service through Picture Genetics. The FDA granted an EUA for our at-home testing service for COVID-19 and RT-PCR-based tests only for the detection of nucleic acid from SARS-CoV-2, not for any other viruses or pathogens. The FDA recently established additional conditions for all emergency authorizations of COVID-19 molecular, antigen, and serology tests to account for emerging mutations of the SARS-CoV-2 virus, which serve to revise our previously issued EUA.

We are currently accepting patient samples directly to our Biosafety Level 2, certified laboratories in Temple City, California and Houston, Texas where we have the capacity to accept and process thousands of samples per day with a typical turn-around time of 24-48 hours from the time the sample is received and accepted. To date, we have processed orders for our COVID-19 tests from a variety of customers, including governmental bodies, municipalities, and large corporations. Due to the significant demand for COVID-19 testing services, our business has expanded rapidly since March 2020. This expansion has necessitated a very significant increase in our total headcount, and the volume of tests we perform on a daily basis has increased by more than 10,000% since March 2020.

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

We have a history of losses. Although we achieved profitability in the first half of 2017, the second and third quarters of 2019, the second, third and fourth quarters of 2020, and the first, second and third quarters of 2021, we recorded losses in all other periods since our inception. We may not be able to maintain profitability in future periods. Further, our revenue levels may not grow at historical rates or at all, and we may not be able to achieve additional profitability or sustain profitability. We may incur additional losses in the future. Our prior losses have had and any future losses may also have an adverse effect on our stockholders’ equity and working capital, which could negatively impact our operations and your investment in the Company. Any failure to sustain or grow our revenue levels and achieve or maintain profitability would negatively affect our business, financial condition, results of operations and cash flows, and could cause the market price of our common stock to decline.

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

The composition and concentration of our customer base can fluctuate from period to period, and in certain prior periods, a small number of customers accounted for a significant portion of our revenue. When customers who, to our knowledge, are under common control or otherwise affiliated with each other are aggregated, two customers contributed 31% and 11% of the Company’s revenue for the three months ended September 30, 2021, respectively, and one customer contributed 26% of the Company’s revenue for the nine months ended September 30, 2021. For these customers and for customers generally, tests are purchased on a test-by-test basis and not pursuant to any long-term purchasing arrangements. As a result, any or all of our customers, including affiliated customers or customers under common control who purchase large quantities of billable tests, could decide at any time to decrease, delay or discontinue their orders from us which could adversely affect our revenue. Although we believe some of these fluctuations in customer demand may be attributable, in part, to the nature of our business. Our traditional genetic testing customers can experience significant volatility in their genetic testing demand from period to period in the ordinary course of their operations and demand for our COVID-19 tests may vary widely depending on circumstances surrounding the pandemic, including the emergence or reemergence of viral variants such as the Delta variant. These demand fluctuations, particularly for any key customers, can have a significant impact on our period-to-period performance regardless of their cause. In addition, the failure of any one of our customers or their payors to pay on a timely basis would negatively impact our results and cash flows. Our ability to maintain or increase sales to our existing customers depends on a variety of factors, including the other risk factors discussed in this report, many of which are beyond our control. Because of these and other factors, sales to any of our customers, including any key, affiliated or commonly controlled customers, may not continue in the amounts or at the rates as they have in the past, and such sales may never reach or exceed historical levels in any future period. The loss of any of our customers, or a reduction in orders or difficulties collecting payments for tests ordered by any of them, could significantly reduce our revenue and adversely affect our operating results.

If we are unable to grow and diversify our customer base and increase demand for our tests from existing and new customers, our potential for growth could be limited. We may incur cost overruns as a result of fixed price contracts which could limit profits or otherwise adversely affect our business results of operations and financial condition.

To achieve our desired revenue growth, we must increase test volume by further penetrating our existing hospital and medical institution customers, by expanding sales of our COVID-19 tests to additional governmental bodies, municipalities and large corporations in need of regular testing for large populations and by further establishing our presence in the cancer and molecular diagnostic testing markets. In addition, we must grow our customer base beyond hospitals, medical institutions and other laboratories and into additional customer groups, such as individual physicians, other practitioners and research institutions. To this end, we are making efforts to diversify our customer market, including building relationships with research institutions and other similar institutional customers, national clinical laboratories, governmental bodies, municipalities and large corporations in need of regular COVID-19 testing for large populations and various other organizations to facilitate access to physicians, practitioners and other new customer groups, including certain U.S. government agencies. These efforts could fail. Even if we successfully develop relationships with new customers in these or any other new customers groups, these relationships may not lead to improve our ability to achieve or sustain profitability.

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

With the development of NGS, the clinical genetic testing market has become increasingly competitive, and as the COVID-19 pandemic continues, potentially competitive COVID-19 tests have entered and may continue to enter the market. This competition may intensify in the future. We face competition from a variety of sources, including, among others, an increasing number of companies seeking to develop and commercialize, or who have developed and commercialized, COVID-19 tests, dozens of companies focused on molecular genetic and cancer testing services, such as specialty and reference laboratories that offer traditional single-gene and multi-gene tests, and established and emerging healthcare, information technology and service companies that may develop and sell competitive products or services, which may include informatics, analysis, integrated genetic tools and services for health and wellness.

Additionally, participants in closely related markets could converge on offerings that are competitive with the type of tests we perform. Instances where potential competitors are aligned with key suppliers or are themselves suppliers could provide these potential competitors with significant advantages. Further, hospitals, research institutions, individual physicians and other practitioners, governmental bodies, municipalities and corporations may also seek to perform testing, including rapid COVID-19 testing, at their own facilities rather than use our services. In this regard, access to these on site or point-of-care testing solutions and the continued development of, and associated decreases in the cost of, equipment, reagents and other materials and databases and genetic data interpretation services may enable broader direct participation in genetic testing and analysis and drive down the use of third-party testing companies such as ours. Moreover, the biotechnology and genetic testing fields continue to undergo significant consolidation, permitting larger clinical laboratory service providers to increase cost efficiencies and service levels, resulting in more intense competition.

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

In addition, our future sales levels will depend in large part on the effectiveness of our sales and marketing strategies, including our ability to expand our brand awareness by providing education about the benefits and full scale of our offering to the medical community in general and to our targeted geographic and customer markets. We also intend to continue to pursue targeted marketing initiatives, including working with medical professional societies to promote awareness of the benefits of our tests and genetic testing in general, pursuing or supporting scientific studies of our tests and publication of results in medical or scientific journals and making presentations at medical, scientific or industry conferences and trade shows. We may not be successful in implementing these initiatives or other marketing strategies we may develop and pursue. If we are unable to drive sufficient revenue using our sales and marketing strategies to support our planned growth, our business and results of operations would be negatively affected.

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

Coverage and reimbursement by third-party payors, including managed care organizations, private health insurers and government healthcare programs, such as Medicare and Medicaid, for the types of genetic tests we perform can be limited and uncertain. Although our existing customer base consists primarily of hospitals, medical institutions, municipalities, governmental bodies, large corporations and other laboratories from which we typically receive direct payment for ordered tests, including our COVID-19 tests, we believe our potential for future growth is dependent on our ability to attract new customer groups, including individual physicians and other practitioners. Our healthcare provider customers, including laboratories may not order our tests unless third-party payors cover and provide adequate reimbursement for a substantial portion of the price of the tests. If we are not able to obtain coverage and an acceptable level of reimbursement for our tests from third-party payors, there would typically be a greater co-

insurance, deductible or co-payment requirement from the patient for whom the test is ordered or the patient may be forced to pay the entire cost of the test out-of-pocket, which could dissuade practitioners from ordering our tests and, if ordered, could result in a delay in or decreased likelihood of collecting payment, whether from patients or from third-party payors. We believe our ability to increase the number of tests we sell to our healthcare provider customers and any corresponding revenue will depend in part on our ability to achieve and maintain broad coverage and reimbursement for our tests from third-party payors.

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

We believe our future success will depend in part on our ability to continue to expand our test offerings and develop and sell new tests and on our ability to expand our presence in new and existing markets, including our presence in the molecular diagnostic and cancer testing markets. We may not be successful in launching or marketing any new tests we may develop or in expanding into any new or existing markets, and, even if we are successful, the demand for our tests could decrease or may not continue to increase at historical rates due to sales of any new tests. Our pipeline of new tests is in various stages of development and will be time-consuming and costly to fully develop and introduce, as development and marketing of new tests requires us to conduct research and development activities regarding the new tests and to further scale our laboratory processes and infrastructure to be able to analyze increasing amounts of more diverse data. Further, we may be unable to discover or develop and launch new tests for a variety of reasons, including failure of any proposed test to perform as expected, lack of validation or reference data for the test or failure to demonstrate the utility of the test. Further, any new test we are able to discover and develop may not be launched in a timely manner, meet applicable regulatory standards, successfully compete with other technologies and available tests, avoid infringing the proprietary rights of others, achieve coverage and adequate reimbursement from third-party payors, be capable of performance at commercial levels and at reasonable costs, be successfully marketed or achieve sufficient market acceptance for us to recoup our time and capital investment in the development of the test. Any failure to successfully develop, market and sell new tests could negatively impact our ability to attract and retain customers and our revenue and prospects

We are exposed to additional business, regulatory, political, operational, financial and economic risks related to our international operations.

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

In addition, we are exposed to a number of additional risks and challenges related to our efforts to access customers in China through FF Gene Biotech. These risks include, among others, difficulties predicting the market for genetic testing in Asia; competitive factors in this market, including challenges securing market share; local differences in customer demands and preferences and regulatory requirements; and many of the other risks of doing business internationally that are discussed above. Although we believe FF Gene Biotech could result in expanded long-term opportunities to address the genetic testing market in Asia, this belief could turn out to be wrong and we may never realize these or any other benefits we anticipate from FF Gene Biotech. Moreover, any joint venture we may seek to establish may never produce sufficient revenue to us to recover our capital and other investments in the joint venture, and we could become subject to liabilities based on our involvement in the joint venture’s operations. The materialization of any of these risks could materially harm our performance and prospects.

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

We perform all of our tests at our CLIA-certified laboratories in Temple City, California, Houston, Texas and in Alpharetta, Georgia. Our laboratories and the equipment we use to perform our tests would be costly to replace and could require substantial lead time to replace and qualify for use. This and any other laboratory facilities and equipment we may use could be damaged or rendered inoperable by natural or man-made disasters, including earthquakes, floods, fires and power outages, which could render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests or the backlog that could develop if a laboratory becomes inoperable for even a short time could result in the loss of customers or harm to our reputation. Although we maintain insurance for damage to our property and disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

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

Despite our recent revenue growth and recent demand for our COVID-19 tests, our business could be materially and adversely affected by the effects of the global pandemic of COVID-19 and the related protective public health measures. Our business depends upon the continuous testing services that we provide at our laboratory facilities, and our business faces the same risks as are currently prevalent in most of the United States, including the risks that employees could contract COVID-19, which could result in a disruption in our ability to continue to provide testing services. Although we take what we believe are reasonable precautions to prevent the spread of COVID-19 within our facilities and among our employees, we cannot provide assurance that we will not suffer from an exposure to the SARS-CoV-2 virus that would require a temporary closure of our laboratory facilities, which would materially adversely affect our operations and financial results. Other adverse effects of the pandemic on our business could include disruptions or restrictions on our employees’ ability to travel, as well as temporary closures of the facilities of our suppliers, third party service providers or customers, which could impact our test volume and results of operations. In addition, a significant outbreak of contagious disease in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our tests and impact our results of operations.

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

Genetic testing has raised ethical, legal and social issues regarding privacy and the appropriate uses of the resulting information. Government authorities could, for social or other purposes, limit or regulate the use of genetic information or genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Similarly, these concerns may cause patients to refuse to use, or physicians to be reluctant to order, genetic tests such as ours, even if permissible. These and other ethical, legal and social concerns may limit market acceptance and adoption of our tests or reduce the potential markets for our tests, any of which could have an adverse effect on our business, financial condition and results of operations. In addition, California recently enacted a new law called the Genetic Information Privacy Act that will impose new privacy requirements on direct-to-consumer genetic testing companies that could change the discussion among patients and physicians related to genetic testing as a whole, and potentially reduce consumer interest in such testing more broadly.

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

We expect our capital expenditures and operating expenses to increase over the next several years as we seek to expand our infrastructure, sales and marketing and other commercial operations and research and development activities. As of September 30, 2021, we had cash and cash equivalents of approximately $214.9 million. We maintain our cash, cash equivalents and short-term marketable securities with high quality, accredited financial institutions. However, these accounts may exceed federally insured limits, and, while we believe the Company is not exposed to significant credit risk due to the financial strength of these depository institutions or investments, the failure or collapse of one or more of these depository institutions or default on these investments could materially adversely affect our ability to recover these assets and/or materially harm our financial condition. We may seek to fund future cash needs through securities offerings, credit facilities or other debt financings, asset sales or collaborations or licensing arrangements. Additional funding may not be available to us when needed, on acceptable terms or at all. For example, the COVID-19 pandemic has recently caused extreme disruption and volatility in the global capital markets, which could reduce our ability to access capital and/or adversely affect the stability of the depository institutions maintaining our assets.

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

New legislation or regulation which could affect our tax burden could be enacted by a governmental authority. We cannot predict the timing or extent of such tax-related developments which could have a negative impact on our financial results. U.S. federal legislation affecting the tax laws was enacted in December, 2017 in the Tax Cuts and Jobs Act; twice in March, 2020, first in the Families First Coronavirus Response Act and again in the CARES Act; in December, 2020 in the Consolidated Appropriates Act, 2021; and in March, 2021 in the American Rescue Plan Act of 2021. We cannot estimate how the changes in tax law from this legislation will affect our tax liability in future years.

Additionally, we use our best judgment in attempting to quantify and reserve for these tax obligations. However, a challenge by a taxing authority, our ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax-related assumptions may cause actual financial results to deviate from previous estimates.

We have previously and may again in the future acquire businesses or assets, form joint ventures, make investments in other companies or technologies or establish other strategic relationships, any of which could harm our operating results or dilute our stockholders’ ownership.

As part of our business strategy, we have previously and may again in the future pursue acquisitions of complementary businesses or assets, investments in other companies, such as our recent acquisition of CSI and our investment in Helio Health, technology licensing arrangements, joint ventures or other strategic relationships. As an organization, we have limited experience with respect to acquisitions, investments or the formation of strategic relationships or joint ventures. If we pursue relationships with pharmaceutical companies or other strategic relationships, our ability to establish and maintain these relationships could be challenging due to several factors, including competition with other testing companies and internal and external constraints placed on pharmaceutical and other organizations that limit the number and type of relationships they can establish with companies like ours. Moreover, we may not be able to identify or complete any acquisition, investment, technology license, joint venture or other strategic relationship in a timely manner, on a cost-effective basis or at all, and we may not realize the anticipated benefits of any acquisition, investment or joint venture as needed to recoup our costs.

To finance any acquisitions, investments, joint ventures or other strategic relationships, we may seek to raise additional funds through securities offerings, credit facilities, asset sales or collaborations or licensing arrangements. To the extent these financing transactions call for the issuance of shares of our capital stock, our existing stockholder would experience dilution in their relative ownership of shares of our capital stock. Each of these methods of fundraising is subject to a variety of risks, including those discussed above under “—Any inability to obtain additional capital when needed and on acceptable terms may limit our ability to execute our business plans.” Further, additional funds from capital-raising transactions may not be available when needed, on acceptable terms or at all. Any inability to fund any acquisitions, investments or strategic relationships we pursue could cause us to forfeit opportunities we believe are promising or valuable, which could harm our prospects.

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

If we identify one or more material weaknesses during the process of evaluating our internal controls, we may not detect errors on a timely basis and our financial statements may be materially misstated. In addition, in that event, our management would be unable to conclude that our internal control over financial reporting is effective. Further, when we are no longer an emerging growth company, our independent registered public accounting firm will be required to issue an attestation report on the effectiveness of our internal control over financial reporting. When that occurs, our independent registered public accounting firm may conclude that there are material weaknesses in our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed even if our management concludes that our internal control over financial reporting is effective.

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

We are subject to CLIA, a federal law that establishes quality standards for all laboratory testing and is intended to ensure the accuracy, reliability and timeliness of patient results. CLIA requires that we hold a certificate specific to the laboratory examinations we perform and that we comply with various standards with respect to personnel qualifications, facility administration, proficiency testing, quality control, quality assurance and inspections. CLIA certification is required in order for us to be eligible to bill federal and state health care programs, as well as many private third-party payors, for our tests.      We have obtained CLIA certification to conduct our tests at our laboratories in Temple City, California, Houston, Texas and Alpharetta, Georgia.

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

•	the federal Physician Sunshine Payment Act and various state laws on reporting relationships with health care providers and customers, which could be determined to apply to our LDTs;
•	the prohibition on reassignment of Medicare claims and other Medicare and Medicaid billing and coverage requirements;
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

The genetic testing industry is currently under a high degree of government scrutiny. The Office of Inspector General for the Department of Health and Human Services and a variety of states’ Attorneys General have issued fraud alerts regarding a variety of cancer genetic testing fraud schemes, and the Department of Justice has announced indictments and guilty pleas in such fraud schemes involving a variety of individuals and entities, including genetic testing and other laboratories, physicians who ordered genetic testing for a large volume of patients without treating them, and third parties who arranged for the genetic testing by approaching patients through telemarketing calls, booths at public events, health fairs, and door-to-door visits. These individuals then shared the proceeds received from Medicare, TRICARE, and other third-party payors, which allegedly violated the federal Anti-Kickback Statute and other criminal laws. This increased regulatory scrutiny could decrease demand for our testing services or increase our costs of regulatory compliance, either of which could have a material adverse effect on our business.

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

Since March 2020, we have commercially launched several molecular tests for the detection of SARS-CoV-2, the virus that causes COVID-19, including NGS and RT-PCR-based tests as well as related antibody testing options. In May 2020, we were granted an EUA for our RT-PCR-based test for the detection of SARS-CoV-2 using upper and lower respiratory specimens (nasal, nasopharyngeal, and oropharyngeal swabs). In June 2020, we received an amendment to the EUA to add our at-home testing solution for COVID-19 through Picture Genetics. Since that time, the FDA has granted authorizations to revise the authorized labeling for the RT-PCR test and to allow for the use of an additional at-home specimen collection kit in conjunction with our test. In addition, the FDA recently established additional conditions for emergency authorizations of COVID-19 molecular, antigen, and serology tests to account for emerging mutations of the SARS-CoV-2 virus, which revise our previously issued EUA.

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

Under its current leadership, the government of China has been pursuing economic reform policies, including by encouraging foreign trade and investment. However, there is no assurance that the Chinese government will continue to pursue such policies, that such policies will be successfully implemented, that such policies will not be significantly altered, or that such policies will be beneficial to our partnerships or activities in China. China’s system of laws can be unpredictable, especially with respect to foreign investment and foreign trade. The United States government has called for substantial changes to foreign trade policy with China and has raised, and has proposed to further raise in the future, tariffs on several Chinese goods. China has retaliated with increased tariffs on United States goods. Moreover, China’s legislature has recently adopted a national security law to substantially change the way Hong Kong has been governed since the territory was handed over by the United Kingdom to China in 1997. This law increases the power of the central government in Beijing over Hong Kong, limits the civil liberties of residents of Hong Kong and could restrict the ability of businesses in Hong Kong to continue to conduct business or to continue to with business as previously conducted. The U.S. State Department has indicated that the United States no longer considers Hong Kong to have significant autonomy from China. The U.S. State Department has recently enacted sanctions related to China’s governing of Hong Kong. Any further changes in United States trade policy could trigger retaliatory actions by affected countries, including China, resulting in trade wars. Any regulatory changes and changes in United States and China relations may have a material adverse effect on our partnerships or activities in China, which could materially harm our business and financial condition.

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

An active trading market for our common stock may not be sustained. Further, Mr. Hsieh, our founder, Chief Executive Officer and Chairman of our board of directors, beneficially owns approximately 26% of our outstanding voting equity as of September 30, 2021. As a result, fewer shares are actively traded in the public market, which reduces the liquidity of our common stock. The lack of an active trading market could impair our stockholders’ ability to sell their shares at the desired time or at a price considered reasonable. Further, an inactive trading market may impair our ability to raise capital by selling shares of our common stock in the future, and may impair our ability to enter into strategic relationships or acquire companies or technologies using shares of our common stock as consideration.

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

Our executive officers, directors, beneficial owners of 5% or more of our outstanding voting equity and their respective affiliates collectively beneficially owns approximately 40% of our outstanding voting equity as of September 30, 2021, and of this, Mr. Hsieh, our founder, Chief Executive Officer and Chairman of our board of directors, by himself beneficially owns 26% of our outstanding voting equity as of September 30, 2021. As a result, these stockholders have the ability to control matters submitted to our stockholders for approval, including elections of directors, amendments to our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers to acquire our common stock that some of our stockholders feel are in their best interests, as the interests of these stockholders may not coincide with the interests of our other stockholders and they may act in a manner that advances their best interests and not necessarily those of all of our stockholders. Further, this concentration of ownership could adversely affect the prevailing market price for our common stock.

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

To raise capital or for other strategic purposes, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. In addition, in November 2020 we entered into the November 2020 Equity Distribution Agreement, with Piper, Oppenheimer & Co. Inc., and BTIG LLC, as sales agents, pursuant to which we may, from time to time, sell through Piper as our sales agent shares of our common stock with an aggregate purchase price of up to $175.0 million. During the year ended December 31, 2020, we sold an aggregate of 2.0 million shares of our common stock pursuant to the November 2020 Equity Distribution Agreement at a weighted-average net selling price of $48.70 per share. During the three months ended September 30, 2021, the Company did not sell any shares of its common stock pursuant to the November 2020 Equity Distribution Agreement. During the nine months ended September 30, 2021, the Company sold approximately 961,000 shares of its common stock pursuant to the November 2020 Equity Distribution Agreement at a weighted-average net selling price of $60.56. We also may issue common stock or grant other equity awards for compensatory purposes under our equity incentive plan. If we issue common stock, convertible securities or other equity securities, including shares pursuant to the November 2020 Equity Distribution Agreement or equity awards under our equity incentive plan, our then-existing stockholders could be materially diluted by such issuances and, if we otherwise issue preferred stock, new investors could gain rights, preferences and privileges senior to the holders of our common stock, any of which could cause the price of our common stock to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

On October 4, 2016, we completed the IPO of our common stock, in which we issued and sold an aggregate of 4.8 million shares of common stock (including 630,000 shares issued and sold on October 7, 2016 pursuant to the underwriters’ exercise in full of their option to purchase additional shares) at a public offering price of $9.00 per share. We received net proceeds from the IPO of approximately $36.0 million, after deducting underwriting discounts and commissions and offering expenses paid or payable by us of approximately $4.4 million. The shares issued and sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-213469), as amended, and the final prospectus dated September 28, 2016 included in such registration statement, or the Prospectus.

To date, we have used $28.8 million of the net proceeds from the IPO, of which, $4.5 million was used for contributions to FF Gene Biotech prior to the FF Gene Biotech Acquisition and $24.3 million was used to fund the Company’s operations. All other net proceeds from sales of our common stock are invested in investment-grade and interest-bearing securities, such as equity securities, corporate bonds, municipal bonds, and U.S. government and U.S. agency debt securities. There has been no material change in the planned use of proceeds from the IPO from that described in the Prospectus.

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

On November 13, 2019, we entered into a purchase agreement with Piper, as representative of the several underwriters, pursuant to which we sold 2.7 million shares of our common stock at a price of $10.52 per share, with a public offering price of $11.25 per share. We received net proceeds of approximately $27.6 million, after deducting underwriting discounts and commissions and offering expenses paid or payable by us of approximately $2.4 million. The shares issued and sold in the underwritten offering were registered under the Securities Act and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-233227), and a prospectus supplement and accompanying base prospectus filed with the SEC on November 13, 2019. There has been no material change in the planned use of proceeds as described in the prospectus supplement and accompanying base prospectus.

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

On November 20, 2020, we entered into the November 2020 Equity Distribution Agreement, with Piper, Oppenheimer & Co. Inc., and BTIG LLC, as sales agents, pursuant to which we may offer and sell, from time to time through Piper, shares of our common stock having an aggregate offering price of up to $175.0 million. Piper may receive a commission of up to 3% of the gross proceeds received by the Company for sales pursuant to the November 2020 Equity Distribution Agreement. During the year ended December 31, 2020, we sold an aggregate of 2.0 million shares of our common stock pursuant to the November 2020 Equity Distribution Agreement at a weighted-average net selling price of $48.70 per share, which resulted in $99.1 million of net proceeds to the Company. During the nine months ended September 30, 2021, we sold approximately 961,000 shares of our common stock pursuant to the November 2020 Equity Distribution Agreement at a weighted-average net selling price of $60.56, which resulted in $58.2 million of net proceeds to the Company. Shares sold under the November 2020 Equity Distribution Agreement were offered and sold pursuant to our registration statement on Form S-3 (File No. 333-239964) filed with the SEC on July 21, 2020, as amended on August 5, 2020, and declared effective on August 12, 2020, and a prospectus supplement and accompanying base prospectus filed with the SEC on November 20, 2020. There has been no material change in the planned use of proceeds as described in the prospectus supplement and accompanying base prospectus.

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

FULGENT GENETICS, INC.

Date: November 9, 2021	By:	/s/ Ming Hsieh
Ming Hsieh
President, Chief Executive Officer (principal executive officer)

Date: November 9, 2021	By:	/s/ Paul Kim
Paul Kim
Chief Financial Officer (principal financial and accounting officer)