Form 10-Q
period 2022-03-31
Fulgent Genetics, Inc.
filed 2022-05-05
CIK 1674930

ff

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 1, 2022, there were 30,327,203 outstanding shares of the registrant’s common stock.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FULGENT GENETICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value data)

(unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$353,069	$164,894
Marketable securities	232,045	285,605
Trade accounts receivable, net of allowance for credit losses of $22,126 and $11,217	160,261	138,912
Other current assets	19,958	22,549
Total current assets	765,333	611,960
Marketable securities, long-term	493,182	485,047
Redeemable preferred stock investment	17,609	21,965
Fixed assets, net	68,622	62,287
Intangible assets, net	35,037	35,914
Goodwill	50,999	50,897
Other long-term assets	34,808	10,650
Total assets	$1,465,590	$1,278,720
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$23,699	$20,494
Accrued liabilities	11,847	17,689
Income tax payable	52,163	787
Contract liabilities	14,102	14,570
Customer deposit	17,729	19,806
Investment margin loan	14,999	15,137
Contingent consideration	—	10,000
Notes payable, current portion	6,086	6,147
Other current liabilities	1,089	680
Total current liabilities	141,714	105,310
Unrecognized tax benefits	1,210	725
Other long-term liabilities	9,706	6,805
Total liabilities	152,630	112,840
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value per share, 50,000 shares authorized, 30,327 and 30,160 shares issued and outstanding	3	3
Preferred stock, $0.0001 par value per share, 1,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	507,046	501,908
Accumulated other comprehensive loss	(12,493)	(759)
Retained earnings	811,576	657,597
Total Fulgent stockholders' equity	1,306,132	1,158,749
Noncontrolling interest	6,828	7,131
Total stockholders’ equity	1,312,960	1,165,880
Total liabilities and stockholders’ equity	$1,465,590	$1,278,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$320,268	$359,429
Cost of revenue	77,725	74,075
Gross profit	242,543	285,354
Operating expenses:
Research and development	5,989	5,422
Selling and marketing	7,940	5,008
General and administrative	25,775	8,002
Amortization of intangible assets	906	—
Total operating expenses	40,610	18,432
Operating income	201,933	266,922
Interest and other income, net	45	282
Income before income taxes	201,978	267,204
Provision for income taxes	48,421	66,513
Net income from consolidated operations	153,557	200,691
Net loss attributable to noncontrolling interests	422	—
Net income attributable to Fulgent	$153,979	$200,691

Net income per common share attributable to Fulgent:
Basic	$5.09	$6.96
Diluted	$4.93	$6.52

Weighted-average common shares:
Basic	30,234	28,831
Diluted	31,240	30,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Net income from consolidated operations	$153,557	$200,691
Other comprehensive income (loss):
Foreign currency translation gain	123	—
Net loss on available-for-sale debt securities, net of tax	(11,738)	(654)
Comprehensive income from consolidated operations	141,942	200,037
Net loss attributable to noncontrolling interest	422	—
Foreign currency translation gain attributable to noncontrolling interest	(119)	—
Comprehensive loss attributable to noncontrolling interest	303	—
Comprehensive income attributable to Fulgent	$142,245	$200,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Fulgent Stockholders' Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Fulgent Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2021	30,160	$3	$501,908	$(759)	$657,597	$1,158,749	$7,131	$1,165,880
Equity-based compensation	—	—	5,616	—	—	5,616	—	5,616
Exercise of common stock options	3	—	16	—	—	16	—	16
Restricted stock awards	172	—	—	—	—	—	—	—
Common stock withholding for employee tax obligations	(8)	—	(494)	—	—	(494)	—	(494)
Other comprehensive income (loss)	—	—	—	(11,734)	—	(11,734)	119	(11,615)
Net income (loss)	—	—	—	—	153,979	153,979	(422)	153,557
Balance at March 31, 2022	30,327	$3	$507,046	$(12,493)	$811,576	$1,306,132	$6,828	$1,312,960

	Fulgent Stockholders' Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
Balance at December 31, 2020	28,178	$3	$418,065	$438	$150,881	$569,387
Equity-based compensation	—	—	2,962	—	—	2,962
Exercise of common stock options	45	—	44	—	—	44
Restricted stock awards	187	—	—	—	—	—
Common stock withholding for employee tax obligations	(4)	—	(513)	—	—	(513)
Issuance of common stock at an average of $52.00 per share, net	583	—	30,297	—	—	30,297
Other comprehensive loss	—	—	—	(654)	—	(654)
Cumulative effect of accounting change	—	—	—	—	(887)	(887)
Cumulative tax effect of accounting change	—	—	—	—	239	239
Net income	—	—	—	—	200,691	200,691
Balance at March 31, 2021	28,989	$3	$450,855	$(216)	$350,924	$801,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flow from operating activities:
Net income from consolidated operations	$153,557	$200,691
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	5,616	2,962
Depreciation and amortization	4,695	1,922
Noncash lease expense	477	82
Loss on disposal of fixed asset	250	223
Amortization of premium of marketable securities	1,910	1,303
Provision for credit losses	11,574	1,064
Deferred taxes	(5,497)	(786)
Unrecognized tax benefits	485	96
Net loss on marketable securities	513	345
Other	15	(8)
Changes in operating assets and liabilities:
Trade accounts receivable	(32,924)	(34,595)
Other current and long-term assets	2,962	(9,109)
Accounts payable	2,110	(6,256)
Income tax payable	51,376	67,203
Accrued liabilities and other liabilities	(8,231)	8,124
Operating and finance lease liabilities	(477)	(82)
Net cash provided by operating activities	188,411	233,179
Cash flow from investing activities:
Purchases of fixed assets	(5,360)	(11,492)
Proceeds from sale of fixed assets	14	13
Purchase of marketable securities	(130,133)	(219,470)
Investment in private equity securities	(15,000)	—
Proceeds from sale of marketable securities	133,407	—
Maturities of marketable securities	27,760	14,458
Contingent consideration payout related to a business acquisition	(10,000)	—
Net cash provided by (used in) investing activities	688	(216,491)
Cash flow from financing activities:
Proceeds from public offerings of common stock, net of issuance costs	—	47,787
Proceeds from exercise of stock options	16	44
Common stock withholding for employee tax obligations	(494)	(513)
Repayment of notes payable	(375)	—
Principal paid for finance lease	(81)	—
Borrowing under margin account	—	29
Net cash (used in) provided by financing activities	(934)	47,347
Effect of exchange rate changes on cash and cash equivalents	10	—
Net increase in cash and cash equivalents	188,175	64,035
Cash and cash equivalents at beginning of period	164,894	87,426
Cash and cash equivalents at end of period	$353,069	$151,461
Supplemental disclosures of cash flow information:
Income taxes paid	$435	$33
Supplemental disclosures of non-cash investing and financing activities:
Purchases of fixed assets in accounts payable	$2,054	$801
Purchases of fixed assets in notes payable	$3,833	$—
Operating lease right-of-use assets obtained in exchange for lease liabilities	$—	$368
Operating lease right-of-use assets reduced due to lease modification and termination	$—	$185
Public offerings costs included in accounts payable	$—	$50

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

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements as of and for the fiscal year ended December 31, 2021, which are included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 28, 2022, or the 2021 Annual Report, and, in the opinion of management, include all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the Company’s financial position and results of operations. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or any other period. The accompanying Condensed Consolidated Balance Sheet as of March 31, 2022 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the disclosures required by U.S. GAAP. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements included in the 2021 Annual Report, including the notes thereto.

Note 2. Summary of Significant Accounting Policies

See the summary of the Company’s significant accounting policies set forth in the notes to its consolidated financial statements included in the 2021 Annual Report.

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

On an on-going basis, management evaluates its estimates, primarily those related to: (i) revenue recognition criteria; (ii) accounts receivable and allowances for credit losses; (iii) the useful lives of fixed assets and intangible assets; (iv) estimates of tax liabilities; and (v) valuation of intangible assets and goodwill.

Marketable Securities

All marketable debt securities, which consist of corporate debt securities, municipal bonds, U.S. government and agency debt securities, and Yankee debt securities issued by foreign governments or entities and denominated in U.S. dollars have been classified as “available-for-sale,” and are carried at fair value. Net unrealized gains and losses, net of any related tax effects, are excluded from earnings and are included in other comprehensive income (loss) and reported as a separate component of stockholders’ equity until realized. Realized gains and losses on marketable debt securities are included in interest and other income, net, in the accompanying Condensed Consolidated Statements of Income. The cost of any marketable debt securities sold is based on the specific-identification method. The amortized cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest on marketable debt securities is included in interest and other income, net. In accordance with the Company’s investment policy, management invests to diversify credit risk and only invests in securities with high credit quality, including U.S. government securities.

The Company’s investments in marketable equity securities are measured at fair value with the related gains and losses, realized and unrealized, recognized in interest and other income, net, in the accompanying Condensed Consolidated Statements of Income. The cost of any marketable equity securities sold is based on the specific-identification method.

For available-for-sale debt securities, in an unrealized loss, the Company determines whether a credit loss exists. The credit loss is estimated by considering available information relevant to the collectability of the security and information about past events, current conditions, and reasonable and supportable forecasts. The Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows to be collected is less than the amortized basis of the security, a credit loss exists, and any credit loss is recorded as a charge to interest and other income, net, not to exceed the amount of the unrealized loss. If the Company has an intent to sell, or if it is more likely than not that the Company will be required to sell a debt security in an unrealized loss position before recovery of its amortized cost basis, the Company will write down the security to its fair value and record the corresponding charge as a component of interest and other income, net.

Trade Accounts Receivable and Allowance for Credit Losses

The Company adopted Accounting Standards Update, or ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, using the modified retrospective approach as of January 1, 2021. Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains an allowance for credit losses for expected uncollectible trade accounts receivable, which is recorded as an offset to trade accounts receivable, and changes in allowance for credit losses are classified as a general and administrative expense in the accompanying Condensed Consolidated Statements of Income. The Company assesses collectability by reviewing trade accounts receivable on a collective basis where similar risk characteristics exist and on an individual basis when it identifies specific customers that have deterioration in credit quality such that they may no longer share similar risk characteristics with the other receivables. In determining the amount of the allowance for credit losses, the Company uses a probability-of-default and loss given default model, which allows the ability to define a point of default and measure credit losses for receivables that have reached the point of default for purposes of calculating the allowance for credit losses. Loss given default represents the likelihood that a receivable that has reached the point of default will not be collected in full. The Company updates its probability-of-default and loss given default factors annually to incorporate the most recent historical data and adjusts the quantitative portion of the reserve through its qualitative reserve overlay. The Company looks at qualitative factors such as general economic conditions in determining expected credit losses.

Redeemable Preferred Stock Investment

The redeemable preferred stock investment of $17.6 million as of March 31, 2022 represents the fair value of redeemable preferred stock of Laboratory for Advanced Medicine, Inc., or Helio Health, that the Company purchased in July 2021. The investment is classified as available-for-sale debt securities. The fair value of available-for-sale debt security is included in the Consolidated Statement of Balance Sheets. Unrealized loss of $2.4 million is excluded from earnings and reported in other comprehensive income (loss) as of March 31, 2022. Since the Company intends on holding the preferred stock, and the preferred stock is not redeemable until July 2027, the investment is recorded as a long-term investment.

Foreign Currency Translation and Foreign Currency Transactions

The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive income (loss) in the accompanying Condensed Consolidated Statements of Stockholders’ Equity. Gain or loss from these translations were not significant in the first quarters of 2022 and 2021. The Company and its subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, whereas reagents and supplies, property and nonmonetary assets and liabilities are measured at historical rates. Losses from these remeasurements were not significant in the first quarters of 2022 and 2021.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of net unrealized gain or loss on available-for-sale debt securities, net of tax, and foreign currency translation adjustments from the Company's subsidiaries not using the U.S. dollar as their functional currency. Reclassifications from other comprehensive income (loss) to net earnings were not significant in the first quarters of 2022 and 2021. The tax effects related to net unrealized loss on available-for-sale debt securities were $4.5 million in the first quarter of 2022. The tax effects were not significant in the first quarter of 2021.

Leases

The Company determines if an arrangement is a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset. Operating and finance lease right-of-use assets, or ROU assets, short-term lease liabilities, and long-term lease liabilities are included in other long-term assets, accrued liabilities, and other long-term liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheets.

Lease ROU assets represent the Company’s right to use an underlying asset for the lease term. Lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term, including options to extend the lease when it is reasonably certain that the Company will exercise that option. The Company uses its incremental borrowing rate based on the information available at the commencement date, including inquiries with its bank, in determining the present value of lease payments since its leases do not provide an implicit rate. Lease ROU assets consist of initial measurement of lease liabilities, any lease payments made to lessor on or before the lease commencement date, minus any lease incentive received, and any initial direct costs incurred by the Company. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term. For finance lease, ROU assets are amortized on a straight-line basis from the commencement date to the earlier of the end of useful life of the ROU assets or the end of the lease term. Amortization of ROU assets and interest on the lease liability for finance leases are included as charges to the accompanying Condensed Consolidated Statements of Income.

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

The Company leases and subleases out space in buildings it owns or leases to third-party tenants or subtenants under noncancelable operating leases. The Company recognizes lease payments as income over the lease terms on a straight-line basis and recognizes variable lease payments as income in the period in which the changes in facts and circumstances on which the variable lease payments are based occur. The net rental income is included in the interest and other income, net, in the accompanying Condensed Consolidated Statement of Income.

Concentration of Customers

In certain periods, a small number of customers has accounted for a significant portion of the Company’s revenue. After aggregating customers that are under common control or affiliation, one customer contributed 27% and 25% of the Company's revenue in the first quarters of 2022 and 2021, respectively. No customer comprised 10% or more of total accounts receivable as of March 31, 2022 and December 31, 2021.

Disaggregation of Revenue

The Company classifies its customers into three payor types: (i) Insurance, including claim reimbursement from the U.S. Health Resources and Services Administration, or HRSA, for uninsured individuals, (ii) Institutional customers, including hospitals, medical institutions, other laboratories, governmental bodies, municipalities and large corporations, or (iii) Patients who pay directly, as the Company believes this best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. The following table summarizes revenue from contracts with customers by payor type for the first quarters of 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Testing Services by payor
Insurance	$210,677	$207,558
Institutional customers	109,468	151,569
Patients	123	302
Total Revenue	$320,268	$359,429

The insurance revenue category above includes $106.7 million and $112.7 million in the first quarters of 2022 and 2021, respectively, for services related to claims covered by the HRSA COVID-19 Uninsured Program. The HRSA program stopped accepting claims at 11:59 p.m. on March 22, 2022.

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

Contract Balances

Receivables from contracts with customers - Receivables from contracts with customers are included within trade accounts receivable on the Condensed Consolidated Balance Sheets. Receivable from Insurance and Institutional customers represented 73% and 27%, respectively, as of March 31, 2022. Receivable from Insurance and Institutional customers represented 47% and 53%, respectively, as of December 31, 2021.

Contracts assets and liabilities - Contract assets from contracts with customers associated with contract execution and certain costs to fulfill a contract are included in other current assets in the accompanying Condensed Consolidated Balance Sheets. Contract liabilities are recorded when the Company receives payment prior to completing its obligation to transfer goods or services to a customer. Contract liabilities are included in the Condensed Consolidated Balance Sheets. Revenues of $11.1 million and $18.8 million for the first quarters of 2022 and 2021, respectively, related to contract liabilities at the beginning of the respective periods were recognized.

Reagents and Supplies

The Company maintains reagents and other consumables primarily used in sample collections and testing which are valued at the lower of cost or net realizable value. Cost is determined using actual costs on a first-in, first-out basis. The reagents and supplies were included in other current assets in the accompanying Condensed Consolidated Balance Sheets.

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

Note 3. Equity and Debt Securities

The Company’s equity and debt securities consisted of the following:

	March 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Equity securities:
Long-term
Investment in private equity securities	$15,000	—	—	15,000
Total equity securities	15,000	—	—	15,000
Available-for-sale debt securities
Short-term
Corporate debt securities	111,981	9	(818)	111,172
Money market accounts	105,415	—	—	105,415
U.S. government debt securities	110,594	—	(702)	109,892
Municipal bonds	5,062	—	(33)	5,029
Yankee debt securities	5,983	—	(31)	5,952
Less: Cash equivalents	(105,415)	—	—	(105,415)
Total debt securities due within 1 year	233,620	9	(1,584)	232,045
After 1 year through 5 years
U.S. Government debt securities	216,936	5	(4,931)	212,010
Corporate debt securities	194,432	—	(5,771)	188,661
U.S. agency debt securities	69,959	—	(2,466)	67,493
Municipal bonds	12,422	—	(255)	12,167
Yankee debt securities	6,161	—	(215)	5,946
Total debt securities due after 1 year through 5 years	499,910	5	(13,638)	486,277
After 5 years through 10 years
Municipal bonds	7,085	—	(180)	6,905
Redeemable preferred stock investment	20,000	—	(2,391)	17,609
Total debt securities due after 5 years through 10 years	27,085	—	(2,571)	24,514
Total available-for-sale debt securities	760,615	14	(17,793)	742,836
Total equity and debt securities	$775,615	$14	$(17,793)	$757,836

	December 31, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Equity securities:
Short-term
Bond funds	$99,314	$—	$(515)	$98,799
Exchange traded funds	35,174	—	(174)	35,000
Total equity securities	134,488	—	(689)	133,799
Available-for-sale debt securities
Short-term
Corporate debt securities	92,116	24	(148)	91,992
Money market accounts	77,067	—	—	77,067
U.S. government debt securities	51,318	—	(81)	51,237
Municipal bonds	4,980	—	(12)	4,968
Yankee debt securities	3,615	—	(6)	3,609
Less: Cash equivalents	(77,067)	—	—	(77,067)
Total debt securities due within 1 year	152,029	24	(247)	151,806
After 1 year through 5 years
Corporate debt securities	242,421	29	(1,913)	240,537
U.S. Government debt securities	147,699	7	(786)	146,920
U.S. agency debt securities	70,069	—	(535)	69,534
Municipal bonds	11,920	13	(11)	11,922
Yankee debt securities	8,633	—	(89)	8,544
Total debt securities due after 1 year through 5 years	480,742	49	(3,334)	477,457
After 5 years through 10 years
Municipal bonds	7,633	—	(43)	7,590
Redeemable preferred stock investment	20,000	1,965	—	21,965
Total debt securities due after 5 years through 10 years	27,633	1,965	(43)	29,555
Total available-for-sale debt securities	660,404	2,038	(3,624)	658,818
Total equity and debt securities	$794,892	$2,038	$(4,313)	$792,617

Gross unrealized losses on the Company’s equity and debt securities were $17.8 million as of March 31, 2022. Gross unrealized losses on the Company’s equity and debt securities were $4.3 million as of December 31, 2021. During the first quarters of 2022 and 2021, the Company did not recognize any credit losses.

The Company’s securities of $492.4 million are used as collateral for an outstanding margin account borrowing. As of March 31, 2022, the Company had an outstanding borrowing of $15.0 million under its margin account. Margin account borrowings were used for the purchase of real property located in El Monte, California in 2020.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the above three-tier fair value hierarchy:

	March 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Equity securities, debt securities and cash equivalents:
Investment in private equity securities	$15,000	$—	$—	$15,000
U.S. government debt securities	321,902	—	321,902	—
Corporate debt securities	299,833	—	299,833	—
U.S. agency debt securities	67,493	—	67,493	—
Municipal bonds	24,101	—	24,101	—
Yankee debt securities	11,898	—	11,898	—
Redeemable preferred stock investment	17,609	—	—	17,609
Money market accounts	105,415	105,415	—	—
Total equity securities, debt securities and cash equivalents	$863,251	$105,415	$725,227	$32,609

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Equity securities, debt securities and cash equivalents:
Corporate debt securities	$332,529	$—	$332,529	$—
U.S. government debt securities	198,157	—	198,157	—
Bond funds	98,799	98,799	—	—
U.S. agency debt securities	69,534	—	69,534	—
Exchange traded funds	35,000	35,000	—	—
Municipal bonds	24,480	—	24,480	—
Yankee debt securities	12,153	—	12,153	—
Redeemable preferred stock investment	21,965	—	—	21,965
Money market accounts	77,067	77,067	—	—
Total equity securities, debt securities and cash equivalents	$869,684	$210,866	$636,853	$21,965

The Company’s Level 1 assets include bond funds, exchange traded funds, and money market instruments and are valued based upon observable market prices. Level 2 assets consist of U.S. government and U.S. agency debt securities, municipal bonds, corporate debt securities and Yankee debt securities. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. As of March 31, 2022, the Company had $15.0 million of investment in private equity securities and $17.6 million of redeemable preferred stock of Helio Health that were measured using unobservable (Level 3) inputs. The fair value of redeemable preferred stock is based on the most recent valuation as of March 31, 2022 performed by a third-party valuation company utilizing the guideline public company method under market approach and the discounted cash flow method under income approach. For the value of the investment in private equity securities, the Company elected to measure it at cost minus impairment as the private equity securities did not have a readily determinable fair value, and the Company did not believe the investment was impaired as of March 31, 2022.

There were no transfers between fair value measurement levels during the first quarter of 2022.

Note 5. Fixed Assets

Major classes of fixed assets consisted of the following:

		March 31,	December 31,
	Useful Lives	2022	2021
		(in thousands)
Medical lab equipment	1 to 12 Years	$40,079	$35,930
Building	39 Years	6,731	6,731
Aircraft	7 Years	6,503	6,503
Computer hardware	3-5 Years	5,728	5,661
Leasehold improvements	Shorter of lease term or estimated useful life	4,090	4,003
Building improvements	6 months to 39 Years	4,659	3,936
Furniture and fixtures	2 to 10 Years	2,713	2,255
Computer software	3 to 5 Years	1,722	1,408
Automobile	2 to 7 Years	826	825
Land improvements	5 to 15 Years	554	403
General equipment	3 to 5 Years	44	44
Land		7,500	7,500
Assets not yet placed in service		10,690	6,718
Total		91,839	81,917
Less: Accumulated depreciation		(23,217)	(19,630)
Fixed assets, net		$68,622	$62,287

Depreciation expenses on fixed assets totaled $3.7 million and $1.9 million for the first quarters of 2022 and 2021, respectively. During March 2022, the Company revised the estimated useful lives of certain fixed assets dedicated to the Company’s COVID-19 testing to conclude at the end of 2022 which resulted in an incremental depreciation expense of $866,000 in the first quarter of 2022.

Note 6. Other Current Assets

Other current assets consisted of the following:

	March 31,	December 31,
	2022	2021
	(in thousands)
Reagents and supplies	$10,612	$12,206
Prepaid expenses	4,696	4,244
Marketable securities interest receivable	2,914	2,743
Other receivable	1,505	1,403
Contract assets	231	237
Prepaid income taxes	—	1,716
Total	$19,958	$22,549

Reagents and supplies include reagents and consumables used for COVID-19 testing and genetics testing and collection kits for COVID-19 testing.

Note 7. Reporting Segment and Geographic Information

The Company views its operations and manages its business in one reporting segment. Long-lived assets were primarily located in the United States as of March 31, 2022 and December 31, 2021. Revenue by region during the first quarters of 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenue:
United States	$317,190	$357,537
Foreign	3,078	1,892
Total	$320,268	$359,429

Note 8. Debt, Commitments and Contingencies

Debt

As of March 31, 2022, the Company had an outstanding borrowing of $15.0 million under its margin account with the custodian of the Company’s marketable debt security investment account, Pershing Advisor Solutions, LLC, a BNY Mellon Company. Margin account borrowings were used for the purchase of real property located in El Monte, California in 2020. The securities in the brokerage account were used as collateral for the margin loan. The custodian can issue a margin call at any time. The interest rate on the margin loan was the effective federal funds rate, or EFFR, plus a spread. The EFFR and/or the spread can be changed by BNY Mellon at any time. The interest was 1% at the time of withdrawal of $15.0 million from the margin account, and the interest rate at March 31, 2022 was less than 1%. The Company did not make any other withdrawals from the margin account, and the outstanding balance is included in the accompanying Condensed Consolidated Balance Sheets. The related interest expenses for the first quarters of 2022 and 2021 were both $29,000.

Notes payable as of March 31, 2022 consisted of $3.8 million of notes payable related to an installment sale contract the Company entered in February 2022 for a building and $5.6 million of notes payable to Xilong Scientific Co., Ltd, or Xilong Scientific, by Fujian Fujun Gene Biotech Co., Ltd., or FF Gene Biotech. The notes payable related to the installment sale is due in February 2030, and the interest rate is 1.08%. The current portion and noncurrent portion are $461,000 and $3.4 million, respectively, and the noncurrent portion is included in the Other Long-Term Liabilities in the accompanying Condensed Consolidated Balance Sheet. The notes payable to Xilong Scientific are due on December 31, 2022, and the interest rate on the loan is 4.97%. The related interest expenses for the first quarter of 2022 were $78,000, and there were no related interest expenses in the first quarter of 2021 as the Company did not have such notes payable in the first quarter of 2021.

Operating Leases

See Note 9, Leases, for further information.

Purchase Obligations

As of March 31, 2022, the Company had non-cancelable purchase obligations of $9.0 million, of which, $8.3 million for reagents and other supplies, $400,000 for medical lab equipment, and $300,000 for medical lab furniture are payable within twelve months.

Contingencies

From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the outcome of these matters would not have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

The Company has received a Civil Investigative Demand, or CID, issued by the U.S. Department of Justice pursuant to the False Claims Act related to its investigation of allegations of medically unnecessary laboratory testing, improper billing for laboratory testing, and remuneration received or provided in violation of the Anti-Kickback Statute and the Stark Law. This CID requests information and records relating to certain of the Company’s customers named in the CID, which represent a small portion of the Company’s revenues. The Company is fully cooperating with the U.S. Department of Justice to promptly respond to the requests for information in this CID, and does not presently expect this CID or resulting investigation to have a material adverse impact. However, the Company cannot predict when the investigation will be resolved, the outcome of the investigation or its potential impact, which may ultimately be greater than the Company currently expects.

Note 9. Leases

Lessee

The Company is party as a lessee to various non-cancelable operating leases with varying terms through March 2028 primarily for laboratory and office space and equipment. The Company has options to renew some of these leases after their expirations. On a lease-by-lease basis, the Company considers such options, which may be elected at the Company’s sole discretion, in determining the lease term. The Company also has two finance leases for lab equipment through December 2026, one of which was acquired in the acquisition of Cytometry Specialists, Inc., or CSI. The Company retained CSI’s classification of its leases. The Company does not have any leases with variable lease payments. The Company’s operating lease agreements do not contain any residual value guarantees, material restrictive covenants, bargain purchase options or asset retirement obligations.

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

The operating and finance lease right-of-use asset, short-term lease liabilities, and long-term lease liabilities as of March 31, 2022 and December 31, 2021 were as follows:

	March 31,	December 31,
	2022	2021
	(in thousands)
Operating lease ROU asset, net	$6,664	$7,141
Operating lease liabilities, short term	$1,756	$1,842
Operating lease liabilities, long term	$4,957	$5,344
Finance lease ROU asset, net	$1,647	$1,735
Finance lease liabilities, short term	$335	$332
Finance lease liabilities, long term	$1,314	$1,398

The following was operating and finance lease expense:

	Three months ended March 31,
	2022	2021
	(in thousands)
Operating lease cost	$538	$69
Finance lease cost:
Amortization of ROU assets	96	—
Interest on lease liabilities	14	—
Short-term lease cost	97	131
Total lease cost	$745	$200

Supplemental information related to operating leases and finance lease was the following:

March 31, 2022
Weighted average remaining lease term - operating leases	4.83 years
Weighted average discount rate - operating leases	3.14%
Weighted average remaining lease term -finance lease	4.69 years
Weighted average discount rate - finance lease	3.21%

The following is a maturity analysis of operating and finance lease liabilities using undiscounted cash flows on an annual basis with renewal periods included:

	Operating Leases	Finance Lease
	(in thousands)
Year Ending December 31,
2022 (remaining 9 months)	$1,505	$288
2023	1,580	383
2024	1,156	376
2025	1,049	366
2026	884	366
2027	863	—
Thereafter	217	—
Total lease payments	7,254	1,779
Less imputed interest	(541)	(130)
Total	$6,713	$1,649

Lessor

The Company leases out space in buildings it owns and leases to third-party tenants under noncancelable operating leases. As of March 31, 2022, the remaining lease terms left range from 8 months to 41 months, including renewal options and may include rent escalation clauses. Lease income primarily represents fixed lease payments from tenants recognized on a straight-line basis over the application lease term. Variable lease income represents tenant payments for real estate taxes, insurance and maintenance.

The lease income was included in interest and other income, net, in the accompanying Condensed Consolidated Statements of Income. Total lease income was as follows:

	Three months ended March 31,
	2022	2021
	(in thousands)
Lease income	$97	$156
Variable lease income	1	1
Total lease income	$98	$157

Future fixed lease payments from tenants for all noncancelable operating leases as of March 31, 2022 are as follows:

Lease Payments
from Tenants
(in thousands)
Year Ending December 31,
2022 (remaining 9 months)	$266
2023	264
2024	180
2025	120
Total	$830

Note 10. Equity-Based Compensation

The Company has included equity-based compensation expense as part of cost of revenue and operating expenses in the accompanying Condensed Consolidated Statements of Income as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of revenue	$1,465	$674
Research and development	1,921	1,223
Selling and marketing	825	426
General and administrative	1,405	639
Total	$5,616	$2,962

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

The Company recorded consolidated provision for income taxes of $48.4 million and $66.5 million for the first quarters of 2022 and 2021, respectively, or 24% of earnings before income taxes for the first quarter of 2022, compared to 25% of earnings before income taxes for the first quarter of 2021. The decrease in the effective tax rate for the first quarter of 2022, relative to 2021, was primarily attributable to international restructuring.

The Company is not currently under examination by any major income tax jurisdiction. During 2022, the statutes of limitations will lapse on the Company's 2018 federal tax year and certain 2017 and 2018 state tax years. The Company does not believe the federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the interim financial statements for the first quarters of 2022 and 2021.

Note 12. Income per Share

The following table presents the calculation of basic and diluted income per share for the first quarters of 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except per share data)
Net income attributable to Fulgent	$153,979	$200,691
Weighted-average common shares—outstanding, basic	30,234	28,831
Weighted-average common shares—outstanding, diluted	31,240	30,770
Net income per common share, basic	$5.09	$6.96
Net income per common share, diluted	$4.93	$6.52

The following securities have been excluded from the calculation of diluted income per share because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Options	5	—
Restricted Stock Units	352	37

The anti-dilutive shares described above were calculated using the treasury stock method.

Note 13. Related Parties

Linda Marsh, who is a member of the Company’s board of directors, is currently the Senior Executive Vice President of AHMC Healthcare Inc., or AHMC. The Company performs genetic testing and other testing services, on an arms-length basis, for AHMC, and the Company recognized $775,000 and $1.1 million in revenue from AHMC in the first quarters of 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, $509,000 and $556,000, respectively, was owed to the Company by AHMC, which is included in trade accounts receivable, net, in the accompanying Condensed Consolidated Balance Sheets, in connection with this relationship.

The Company and Fulgent Pharma LLC, the Company’s former subsidiary, are party to shared services arrangements where research and development, administrative services and office space and equipment are provided between the companies, on an arms-length basis. Ming Hsieh is the Manager and a member of Fulgent Pharma LLC. The cost of research and development services rendered by Fulgent Pharma LLC for the Company was not significant in the first quarter of 2022. During the first quarter of 2021, the cost of research and development services rendered by Fulgent Pharma LLC for the Company was $108,000. Amounts for services performed by the Company for Fulgent Pharma LLC were not significant during the first quarters of 2022 and 2021. As of March 31, 2022, and December 31, 2021, $689,000 and $679,000, respectively, were owed to Fulgent Pharma LLC by the Company, which are included in in other current liabilities in the accompanying Condensed Consolidated Balance Sheets, in connection with these relationships.

The Chief Executive Officer and Chairman of the Company’s board of directors, Ming Hsieh, is the owner of PTJ Associates Inc., or PTJ. PTJ provides flight services to the Company on an arms-length basis. During the first quarter of 2022, the Company incurred $136,000 in expenses for flights between California and Texas to transport employees and supplies. Such expenses were not significant in the first quarter of 2021. As of March 31, 2022 and December 31, 2021, no amount was owed to PTJ by the Company in connection with this relationship.

Note 14. Equity Distribution Agreement

In November 2020, the Company entered into an Equity Distribution Agreement, or the November 2020 Equity Distribution Agreement, with Piper Sandler & Co. (f/k/a Piper Jaffray & Co.), or Piper, Oppenheimer & Co. Inc., and BTIG LLC, as sales agents, pursuant to which the Company may offer and sell, from time to time through Piper, shares of its common stock having an aggregate offering price of up to $175.0 million. Piper may receive a commission of up to 3% of the gross proceeds received by the Company for sales pursuant to the November 2020 Equity Distribution Agreement. During the first quarter of 2021, the Company sold approximately 583,000 shares of its common stock pursuant to the November 2020 Equity Distribution Agreement at a weighted-average net selling price of $52.00, and no shares of common stock were sold during the first quarter of 2022.

Note 15. Goodwill and Acquisition-Related Intangibles

Summaries of goodwill and intangibles balances assets as of March 31, 2022 and December 31, 2021 were as follows:

		March 31,	December 31,
	Weighted-Average Amortization Period	2022	2021
		(in thousands)
Goodwill		$50,999	$50,897

Royalty-free technology	10 Years	$5,828	$5,803
Less: accumulated amortization		(534)	(387)
Royalty-free technology, net		5,294	5,416

Customer relationships	12 Years	28,850	28,845
Less: accumulated amortization		(1,764)	(1,125)
Customer relationships, net		27,086	27,720

Trade name	10 Years	1,090	1,090
Less: accumulated amortization		(73)	(45)
Trade name, net		1,017	1,045

Laboratory information system platform	5 Years	1,860	1,860
Less: accumulated amortization		(248)	(155)
Laboratory information system platform, net		1,612	1,705

Purchased patent	10 Years	32	31
Less: accumulated amortization		(4)	(3)
Purchased patent, net		28	28
Total intangible assets, net		$35,037	$35,914

Based on the carrying value of intangible assets recorded as of March 31, 2022, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for intangible assets is expected to be as follows:

Amounts
(in thousands)
Year Ending December 31,
2022 (remaining 9 months)	2,714
2023	3,618
2024	3,618
2025	3,618
2026	3,295
2027	2,994
Thereafter	15,180
Total	$35,037

Note 16. Subsequent Events

In April 2022, the Company entered into an Agreement and Plan of Merger, or the Merger Agreement, pursuant to which the Company acquired Symphony Buyer, Inc., an indirect parent of Inform Diagnostics, Inc., or InformDx. InformDx is a leading national independent pathology laboratory based in Irving, Texas. The acquisition was completed on April 26, 2022. Under the terms of the Merger Agreement, the total purchase price payable to the securityholders of Symphony Buyer, Inc. was approximately $170 million, as adjusted for closing cash, closing indebtedness, closing working capital, closing transaction expenses and other transaction matters. With the addition of InformDx, the Company will extend its test menu into breast pathology, gastrointestinal pathology, dermatopathology, urologic pathology, neuropathology, and hematopathology.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included in this report. Additionally, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the Securities and Exchange Commission in preparing this discussion and analysis, we presume that readers have access to and have read the discussion and analysis of our financial condition and results of operations included in our annual report on Form 10-K for our fiscal year ended December 31, 2021 filed with the SEC on February 28, 2022, or the 2021 Annual Report. As used in this discussion and analysis and elsewhere in this report, unless the context otherwise requires, the terms “Fulgent,” the “Company,” “we,” “us” and “our” refer to Fulgent Genetics, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are statements other than historical facts and relate to future events or circumstances or our future performance, and they are based on our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. The forward-looking statements in this discussion and analysis include statements about, among other things, our future financial and operating performance, our future cash flows and liquidity and our growth strategies, as well as anticipated trends in our business and industry. These forward-looking statements are subject to a number of risks and uncertainties, including, among others, those described under “Item 1A. Risk Factors” in Part I of the 2021 Annual Report. Moreover, we operate in a competitive and rapidly evolving industry and new risks emerge from time to time. It is not possible for us to predict all of the risks we may face, nor can we assess the impact of all factors on our business or the extent to which any factor or combination of factors could cause actual results to differ from our expectations. In light of these risks and uncertainties, the forward-looking events and circumstances described in this discussion and analysis may not occur, and actual results could differ materially and adversely from those described in or implied by any forward-looking statements we make. Although we have based our forward-looking statements on assumptions and expectations we believe are reasonable, we cannot guarantee future results, levels of activity, performance or achievements or other future events. As a result, forward-looking statements should not be relied on or viewed as predictions of future events, and this discussion and analysis should be read with the understanding that actual future results, levels of activity, performance and achievements may be materially different than our current expectations. The forward-looking statements in this discussion and analysis speak only as of the date of this report, and except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

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

We offer tests at competitive prices, averaging approximately $99 per billable test delivered in the first quarter of 2022, and at a low cost to us, averaging approximately $24 per billable test delivered in the first quarter of 2022. We delivered over 3.2 million billable tests in the first quarter of 2022, compared to approximately 3.8 million billable tests delivered in the first quarter of 2021. We recorded revenue and net income of $320.3 million and $154.0 million, respectively, in the first quarter of 2022, compared to revenue and net income of $359.4 million and $200.7 million, respectively, in the first quarter of 2021. As of March 31, 2022, an aggregate of approximately 17.7 million billable tests have been delivered to approximately 1,900 customers since launching our first commercial genetic tests in 2013. We have experienced compound quarterly growth of 51% in the number of billable tests delivered in our last eight completed fiscal quarters. We achieved profitability in the first half of 2017, and in the second and the third quarter of 2019, the second, third and fourth quarters of 2020, each quarter of 2021, and the first quarter of 2022, but we have recorded losses in all other periods since our inception.

COVID-19 Considerations

During the first quarter of 2022, and for the entirety of the COVID-19 pandemic to such point, we continued to operate as an essential business in response to COVID-19. In the first quarter of 2022 and 2021, the COVID-19 pandemic did not have a negative impact on our consolidated operating results. Since the outbreak of the current COVID-19 pandemic there has been strong demand for accurate COVID-19 testing with rapid turn-around times as private businesses, municipalities and healthcare providers began to increasingly rely on diagnostic testing to continue operations and as a tool to aide containment efforts, and as result we have recognized significant revenue growth in connection with sales of our COVID-19 tests. The duration of the ongoing COVID-19 pandemic and continuing market for COVID-19 diagnostic tests remains subject to a number of uncertainties, including uncertainties regarding the effectiveness of disease containment efforts, speed and effectiveness of global COVID-19 vaccine distributions, newly emerging viral variants, continuing government actions in response to the pandemic and regulatory requirements or preferences that may emerge following the pandemic, a robust market for COVID-19 diagnostic testing persists to present day. The responses of the federal, international, state and regional governments to the pandemic, including any shelter in place orders and the allocation of healthcare resources to treating those infected with the virus, previously caused a significant decline in the number of our core genetic tests ordered and, if repeated, may again cause the volume of our core genetic tests to decline. Even after the COVID-19 outbreak has subsided, we may experience materially adverse impacts on our financial condition and results of operations. Our ability to continue to operate as currently planned, including our ability to continue to offer our COVID‑19 tests with accurate results and competitive turn-around times without any significant negative operational impact from the COVID-19 pandemic will depend in part on our, and any of our third‑party service providers’ and suppliers’ ability to protect our respective employees and supply chains. We have endeavored to follow the recommended actions of government and health authorities to protect our employees. We intend to continue to adhere to our employee safety measures to ensure that any disruptions to our operations remain minimal during the pandemic. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our, or our third-party service providers’ and suppliers’, workforce and supply chain.

The COVID-19 pandemic has not negatively impacted the Company’s liquidity position as of March 31, 2022. We have not incurred any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic as of March 31, 2022.

For additional information on risk factors related to the COVID-19 pandemic or other risks that could impact our results, please refer to “Item 1A. Risk Factors” in Part I of the 2021 Annual Report.

Business Risks and Uncertainties and Other Factors Affecting Our Performance

Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Item 1A. Risk Factors” in Part I of the 2021 Annual Report. In addition, our performance in any period is affected by a number of other factors. See the description of some of the material factors affecting our performance in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2021 Annual Report.

Results of Operations

The table below summarizes our results of operations for the periods indicated. For a financial overview relating to our results of operations, including general descriptions of the make-up of material line items of our statement of income data, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2021 Annual Report.

	Three Months Ended
	March 31,		$	%
	2022	2021	Change	Change
Statement of Income Data:	(dollars and billable tests in thousands, except per billable test data)
Revenue	$320,268	$359,429	$(39,161)	(11%)
Cost of revenue	77,725	74,075	3,650	5%
Gross profit	242,543	285,354	(42,811)	(15%)
Operating expenses:
Research and development	5,989	5,422	567	10%
Selling and marketing	7,940	5,008	2,932	59%
General and administrative	25,775	8,002	17,773	222%
Amortization of intangible assets	906	—	906	*
Total operating expenses	40,610	18,432	22,178	120%
Operating income	201,933	266,922	(64,989)	(24%)
Interest and other income, net	45	282	(237)	(84%)
Income before income taxes	201,978	267,204	(65,226)	(24%)
Provision for income taxes	48,421	66,513	(18,092)	(27%)
Net income from consolidated operations	153,557	200,691	(47,134)	(23%)
Net loss attributable to noncontrolling interests	422	—	422	*
Net income attributable to Fulgent	$153,979	$200,691	$(46,712)	(23%)

Other Operating Data:
Billable tests delivered(1)	3,224	3,774	(550)	(15%)
Average price per billable test delivered(2)	$99	$95	$4	4%
Cost per billable test delivered(3)	$24	$20	$4	20%

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

Revenue

Revenue decreased $39.2 million, or 11%, from $359.4 million in the first quarter of 2021 to $320.3 million in the first quarter of 2022. The decreases in revenue between periods were primarily due to decreases in the number of billable tests delivered, primarily related to decreased orders for our COVID-19 tests.

The average price of the billable tests we delivered increased from $95 in the first quarter of 2021 to $99 in the first quarter of 2022. The increase in the first quarter of 2022 was due to the mix of tests we delivered in 2022 and the mix of customers ordering tests in these periods, who may order tests at different rates depending on the arrangements we have negotiated with them.

Revenue from non-U.S. sources increased $1.2 million, or 63%, from $1.9 million in the first quarter of 2021 to $3.1 million in the first quarter of 2022. The increase in revenue from non-U.S. sources between periods were primarily due to increased sales of our core genetic testing services to customers in China through FF Gene Biotech.

The number of billable tests we delivered decreased 550,000, from 3.8 million in the first quarter of 2021 to 3.2 million in the first quarter of 2022. The decrease was primarily attributable to the decrease of COVID-19 tests.

After aggregating customers that are under common control or affiliation, one customer contributed 27% and 25% of the Company’s revenue in the first quarters of 2022 and 2021, respectively.

Cost of Revenue

Cost of revenue increased $3.7 million, or 5%, from $74.1 million in the first quarter of 2021 to $77.7 million in the first quarter of 2022. The increase was primarily due to increases of $7.1 million in consulting and outside labor costs for production, $4.2 million in personnel costs including equity-based compensation expense related to increased headcount and market price of the Company’s stock at grant dates, and $1.6 million in depreciation expenses related to medical lab equipment purchased, partially offset by decreases of $6.8 million in reagent and supply expenses related to decreased billable tests delivered, $1.7 million in software expense related to usage of COVID-19 testing software, and $850,000 in shipping and handling expense related to delivery of collection kits for of COVID-19 tests.

Cost per billable test delivered increased $4, or 20%, from $20 in the first quarter of 2021 to $24 in the first quarter of 2022. The increase in cost per billable tests was primarily due to the mix of tests we delivered in 2022.

Our gross profit decreased $42.8 million, from $285.4 million in the first quarter of 2021 to $242.5 million in the first quarter of 2022. Our gross profit as a percentage of revenue, or gross margin, decreased from 79.4% to 75.7% between periods due to the decrease in revenue and increases in our cost per billable test and cost of revenue described above.

Research and Development

Research and development expenses increased $567,000, or 10%, from $5.4 million in the first quarter of 2021 to $6.0 million in the first quarter of 2022. The increase was primarily due to increases of $1.3 million in personnel costs including equity-based compensation expense related to increased headcount and market price of the Company’s stock at grant dates, and partially offset by a decrease of $1.0 million in reagent and supply expenses related to decreased reagent usage for COVID-19 research.

Selling and Marketing

Selling and marketing expenses increased $2.9 million, or 59% from $5.0 million in the first quarter of 2021 to $7.9 million in the first quarter of 2022. The increase was primarily due to increases of $1.8 million in personnel costs including equity-based compensation expense related to increased commission expense and market price of the Company’s stock at grant dates and $839,000 in consulting and outside labor related to marketing projects in the current period.

General and Administrative

General and administrative expenses increased $17.8 million, or 222% from $8.0 million in the first quarter of 2021 to $25.8 million in the first quarter of 2022. The increase was primarily due to increases of $10.5 million in additional provision for credit losses, $2.9 million in personnel costs including equity-based compensation expense related to increased headcount and market price of the Company’s stock at grant dates, $2.6 million in legal and professional fees primarily related to business acquisitions and general corporate matters, $965,000 in accounting fees related to financial statement and internal control audits, $401,000 in business insurance expenses, and $399,000 in consulting and outside labor costs.

Amortization of Intangible Assets

Amortization of intangible assets represents amortization expenses on the intangible assets arising from the business combinations and a patent purchased after the first quarter of 2021.

Interest and Other Income, net

Net interest (expense) income was $(50,000) and $230,000 in the first quarters of 2022 and 2021, respectively. This interest (expense) income related to interest earned on various investments in marketable securities including realized and holding gain (loss) on marketable equity securities, net of interest expenses incurred for our notes payable and margin loan.

Other income (expense) was not significant in the first quarters of 2022 and 2021, respectively. The primary components of other income (expense) were rental income net of rental expenses and foreign currency exchange gain (loss).

Provision for Income Taxes

Provision for income taxes were $48.4 million and $66.5 million for the first quarters of 2022 and 2021, respectively. The effective tax rate was 24% and 25% for the first quarters of 2022 and 2021, respectively. The decrease in the effective tax rate for the first quarter of 2022, relative to 2021, was primarily attributable to international restructuring.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest represents net loss of FF Gene Biotech attributable to the minority shareholders, Xilong Scientific and FJIP.

Liquidity and Capital Resources

Liquidity and Sources of Cash

We had $1.1 billion and $935.5 million in cash, cash equivalents and marketable securities as of March 31, 2022 and December 31, 2021, respectively. Our marketable securities primarily consist of corporate bonds, municipal bonds, and U.S. government and U.S. agency debt securities as of March 31, 2022 and December 31, 2021.

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

On November 20, 2020, we entered into an Equity Distribution Agreement, or the November 2020 Equity Distribution Agreement, with Piper, Oppenheimer & Co. Inc., and BTIG LLC, as sales agents, pursuant to which we may offer and sell, from time to time through Piper, shares of our common stock having an aggregate offering price of up to $175.0 million. Piper may receive a commission of up to 3% of the gross proceeds received by the Company for sales pursuant to the November 2020 Equity Distribution Agreement. During the year ended December 31, 2020, the Company sold an aggregate of 2.0 million shares of our common stock pursuant to the November 2020 Equity Distribution Agreement at a weighted-average net selling price of $48.70 per share, which resulted in $99.1 million of net proceeds to the Company. During the year ended December 31, 2021, we sold approximately 1.1 million shares of our common stock pursuant to the November 2020 Equity Distribution Agreement at a weighted-average net selling price of $64.83 per share, which resulted in $72.0 million of net proceeds to the Company. Shares sold under the November 2020 Equity Distribution Agreement were offered and sold pursuant to the Company’s registration statement on Form S-3 (File No. 333-239964) filed with the SEC on July 21, 2020, as amended on August 5, 2020, and declared effective on August 12, 2020, and a prospectus supplement and accompanying base prospectus filed with the SEC on November 20, 2020.

We believe our existing cash, cash equivalent, short-term marketable securities, along with cash from operations, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Cash provided by operations has significantly contributed to our ability to meet our liquidity needs, including paying for capital expenditures, and we anticipate that cash from our operations will continue to play a meaningful role in our ability to meet our liquidity requirements and pursue our business plans and strategies during the next 12 months and in the longer term.

However, our expectations regarding the cash that may be provided by our operations and our cash needs in future periods could turn out to be wrong. For instance, cash provided by our operations has in the past experienced fluctuations from period to period, which we expect may continue in the future. These fluctuations can occur because of a variety of factors, including, among others, factors relating to the ongoing COVID-19 pandemic, the amount and timing of sales of billable tests, the prices we charge for our tests due to changes in product mix, customer mix, general price degradation for tests, funding of government programs from which we receive government funding, or other factors, the rate and timing of our billing and collections cycles and the timing and amount of our commitments and other payments. Moreover, even if our liquidity expectations are correct, we may still seek to raise additional capital through securities offerings, credit facilities or other debt financings, asset sales or collaborations or licensing arrangements.

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

Cash Flows

The following table summarizes our cash flows for each of the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$188,411	$233,179
Net cash provided by (used in) investing activities	$688	$(216,491)
Net cash (used in) provided by financing activities	$(934)	$47,347

Operating Activities

Cash provided by operating activities in the first quarter of 2022 was $188.4 million. The difference between net income and cash provided by operating activities for the period was primarily due to the effects of $11.6 million in provision for credit losses, $5.6 million in equity-based compensation expenses and $4.7 million in the depreciation and amortization. Cash provided by operating activities increased between periods primarily due to increases of $51.4 million in income tax payable and $2.1 million in accounts payable due to timing of payments and a decrease of $3.0 million in other current and long-term assets primarily related to reagents and supplies, partially offset by an increase of $32.9 million in trade receivable due to timing of collections and a decrease of $8.2 million in other current and non-current liabilities primarily due to the payments for bonus accruals.

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

Investing Activities

Cash provided by investing activities in the first quarter of 2022 was $688,000, which primarily related to $133.4 million related to sales of marketable securities and $27.8 million related to maturities of marketable securities, partially offset by purchases of $130.1 million of marketable securities, $15.0 million investment in private equity securities, and $10.0 million contingent consideration payment related to acquisition of CSI.

Cash used in investing activities in the first quarter of 2021 was $216.5 million, which primarily related to purchase of $219.5 million marketable securities, purchase of $11.5 million fixed assets consisting mainly of medical lab equipment, and partially offset by maturities of $14.5 million marketable securities.

Financing Activities

Cash used in financing activities in the first quarter of 2022 was $934,000, which primarily related to $494,000 common stock withholding for employee tax obligations and $375,000 repayments of partial notes payable.

Cash provided by the first quarter of 2021 was $47.3 million, which primarily represents net proceeds from sale of our common stock made pursuant to the November 2020 Equity Distribution Agreement.

Critical Accounting Policies and Use of Estimates

There have been no material changes to our critical accounting policies or estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in the 2021 Annual Report.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this report for information about recent accounting pronouncements.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control (as required by Rule 13a-15(b) under the Exchange Act) over the financial reporting during the first quarter of 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth in Part I, Item 1A of the 2021 Annual Report.

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

To date, we have used $43.9 million of the net proceeds from sales of our common stock, of which, $4.5 million was used for contributions to FF Gene Biotech prior to the FF Gene Biotech Acquisition and $39.4 million was used to fund the Company’s operations. All other net proceeds from sales of our common stock are invested in investment-grade and interest-bearing securities, such as corporate bonds, municipal bonds, and U.S. government and U.S. agency debt securities. There has been no material change in the planned use of proceeds from the sales of our common stock from that described in the Prospectus.

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

Item 5. Other Information

On May 3, 2022, the Board appointed Jian Xie, Chief Operating Officer of the Company, as the Company’s President, effective immediately. Mr. Xie will retain his role as Chief Operating Officer of the Company. Mr. Hsieh, the Company’s current President, Chief Executive Officer and Chair of the Board, will continue to serve as the Company’s Chief Executive Officer, Chair of the Board and principal executive officer.

Mr. Xie, a co-founder of Fulgent Genetics, Inc., has been Company’s Chief Operating Officer since April 2018. Prior to Mr. Xie’s service as our Chief Operating Officer, he served as our Vice President of Bioinformatics, a position he held since our inception. Prior to joining Fulgent, Mr. Xie served as the Senior Vice President of Cogent Inc., a publicly traded biometric identification service and product company from 1996 until 2011. As President and Chief Operating Officer of Fulgent, Mr. Xie is responsible for managing all global operations, product vision and product engineering. He is focused on unifying all departments to maximize efficiency, drive sustainable growth and inspire continuous innovation. He received his B.A. in Engineering from Chongqing University in 1987 and has both an M.S. in Industrial Engineering and an M.S. in Computer Science from the University of New South Wales in 1992.

Mr. Xie is not a party to any arrangement or understanding with any person pursuant to which he was appointed as President and is not party to any material plan, contract, or arrangement with the Company other than those related to his compensation as described in the Company’s Proxy Statement on Schedule 14A as filed with the U.S. Securities and Exchange Commission on March 29, 2022 (and such description is incorporated herein by reference). Mr. Xie is also not a party to any transaction required to be disclosed under Item 404(a) of Regulation S-K involving the Company. With the exception of Mr. Xie’s familial relationship with Mr. Hsieh (Mr. Xie is Mr. Hsieh’s brother), there are no family relationships between Mr. Xie and any of the Company’s other directors or executive officers.

Item 6. Exhibits.

The information required by this Item 6 is set forth on the Exhibit Index that immediately precedes the signature page to this report and is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed with this Form 10-Q	Form	Form No.	Date Filed

3.1	Certificate of Incorporation of the registrant, dated May 13, 2016.		10-Q	001-37894	8/14/2017

3.1.1	Certificate of Amendment to Certificate of Incorporation of the registrant, dated August 2, 2016.		10-Q	001-37894	8/14/2017

3.1.2	Certificate of Amendment to Certificate of Incorporation of the registrant, dated May 17, 2017.		10-Q	001-37894	8/14/2017

3.2	Bylaws of the registrant.		S-1/A	333-213469	9/26/2016

10.1^	Fulgent Genetics, Inc. Incentive Compensation Recoupment Policy.		8-K	001-37894	3/29/2022

10.2

Agreement and Plan of Merger by and among Fulgent Therapeutics LLC, solely for purpose of Section 6.20, Fulgent Genetics, Inc., Ducks Acquisition Sub, Inc., Symphony Buyer, Inc., solely in its capacity as the representative of Symphony’s securityholders, Avista Capital Partners IV GP, L.P. and solely for purposes of Section 6.21, Article VIII and Section 10.14, those company stockholders set forth on the signature page thereto, dated as of April 16, 2022.

			8-K	001-37894	4/26/2022

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

99.1	Press Release Announcing Appointment Jian Xie	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

* Furnished herewith.

^ Management compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULGENT GENETICS, INC.

Date: May 5, 2022	By:	/s/ Ming Hsieh
Ming Hsieh
Chief Executive Officer (principal executive officer)

Date: May 5, 2022	By:	/s/ Paul Kim
Paul Kim
Chief Financial Officer (principal financial and accounting officer)