Form 10-Q
period 2022-06-30
Fulgent Genetics, Inc.
filed 2022-08-04
CIK 1674930

ff

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 1, 2022, there were 30,265,754 outstanding shares of the registrant’s common stock.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FULGENT GENETICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value data)

(unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$138,780	$164,894
Marketable securities	376,622	285,605
Trade accounts receivable, net of allowance for credit losses of $30,335 and $11,217	133,303	138,912
Other current assets	26,480	22,549
Total current assets	675,185	611,960
Marketable securities, long-term	415,621	485,047
Redeemable preferred stock investment	11,981	21,965
Fixed assets, net	86,049	62,287
Intangible assets, net	89,695	35,914
Goodwill	121,354	50,897
Other long-term assets	61,777	10,650
Total assets	$1,461,662	$1,278,720
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$37,109	$20,494
Accrued liabilities	27,100	17,689
Income tax payable	2,804	787
Contract liabilities	10,102	14,570
Customer deposit	28,959	19,806
Investment margin loan	14,999	15,137
Contingent consideration	—	10,000
Notes payable, current portion	5,793	6,147
Other current liabilities	661	680
Total current liabilities	127,527	105,310
Unrecognized tax benefits	1,730	725
Other long-term liabilities	21,672	6,805
Total liabilities	150,929	112,840
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value per share, 50,000 shares authorized, 30,481 shares issued and 30,266 shares outstanding and 30,160 shares issued and outstanding	3	3
Preferred stock, $0.0001 par value per share, 1,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	504,066	501,908
Accumulated other comprehensive loss	(22,417)	(759)
Retained earnings	823,113	657,597
Total Fulgent stockholders' equity	1,304,765	1,158,749
Noncontrolling interest	5,968	7,131
Total stockholders’ equity	1,310,733	1,165,880
Total liabilities and stockholders’ equity	$1,461,662	$1,278,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$125,341	$153,616	$445,609	$513,045
Cost of revenue	60,065	35,858	137,790	109,933
Gross profit	65,276	117,758	307,819	403,112
Operating expenses:
Research and development	6,905	5,312	12,894	10,734
Selling and marketing	10,866	5,219	18,806	10,227
General and administrative	30,240	8,329	56,015	16,331
Amortization of intangible assets	1,575	—	2,481	—
Restructuring costs	2,896	—	2,896	—
Total operating expenses	52,482	18,860	93,092	37,292
Operating income	12,794	98,898	214,727	365,820
Interest and other income, net	958	604	1,003	886
Income before income taxes and gain on equity method investment	13,752	99,502	215,730	366,706
Provision for income taxes	2,653	23,589	51,074	90,102
Income before gain on equity method investment	11,099	75,913	164,656	276,604
Gain on equity method investment	—	3,734	—	3,734
Net income from consolidated operations	11,099	79,647	164,656	280,338
Net loss attributable to noncontrolling interests	438	165	860	165
Net income attributable to Fulgent	$11,537	$79,812	$165,516	$280,503

Net income per common share attributable to Fulgent:
Basic	$0.38	$2.74	$5.46	$9.68
Diluted	$0.37	$2.59	$5.30	$9.10

Weighted-average common shares:
Basic	30,362	29,150	30,298	28,991
Diluted	31,189	30,830	31,225	30,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income from consolidated operations	$11,099	$79,647	$164,656	$280,338
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(1,878)	36	(1,755)	36
Net loss on available-for-sale debt securities, net of tax	(8,468)	(75)	(20,206)	(729)
Comprehensive income from consolidated operations	753	79,608	142,695	279,645
Net loss attributable to noncontrolling interest	438	165	860	165
Foreign currency translation loss (gain) attributable to noncontrolling interest	422	(10)	303	(10)
Comprehensive loss attributable to noncontrolling interest	860	155	1,163	155
Comprehensive income attributable to Fulgent	$1,613	$79,763	$143,858	$279,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Fulgent Stockholders' Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Fulgent Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2021	30,160	$3	$501,908	$(759)	$657,597	$1,158,749	$7,131	$1,165,880
Equity-based compensation	—	—	5,616	—	—	5,616	—	5,616
Exercise of common stock options	3	—	16	—	—	16	—	16
Restricted stock awards	172	—	—	—	—	—	—	—
Common stock withholding for employee tax obligations	(8)	—	(494)	—	—	(494)	—	(494)
Other comprehensive income (loss)	—	—	—	(11,734)	—	(11,734)	119	(11,615)
Net income (loss)	—	—	—	—	153,979	153,979	(422)	153,557
Balance at March 31, 2022	30,327	3	507,046	(12,493)	811,576	1,306,132	6,828	1,312,960
Equity-based compensation	—	—	8,030	—	—	8,030	—	8,030
Exercise of common stock options	1	—	3	—	—	3	—	3
Restricted stock awards	161	—	—	—	—	—	—	—
Common stock withholding for employee tax obligations	(8)	—	(436)	—	—	(436)	—	(436)
Repurchase of common stock	(215)	—	(10,577)	—	—	(10,577)	—	(10,577)
Other comprehensive loss	—	—	—	(9,924)	—	(9,924)	(422)	(10,346)
Net income (loss)	—	—	—	—	11,537	11,537	(438)	11,099
Balance at June 30, 2022	30,266	$3	$504,066	$(22,417)	$823,113	$1,304,765	$5,968	$1,310,733

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

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flow from operating activities:
Net income from consolidated operations	$164,656	$280,338
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	13,646	6,488
Depreciation and amortization	13,040	4,340
Provision for credit losses	18,734	3,259
Noncash lease expense	1,710	298
Loss on disposal of fixed asset	309	598
Amortization of premium of marketable securities	3,223	3,171
Deferred taxes	(7,639)	(3,055)
Unrecognized tax benefits	1,005	128
Net loss on marketable securities	617	360
Gain on equity method investment	—	(3,734)
Other	(17)	(8)
Changes in operating assets and liabilities:
Trade accounts receivable	1,802	32,460
Other current and long-term assets	(1,854)	(6,025)
Accounts payable	(10,258)	(10,256)
Income tax payable	1,978	(26,920)
Accrued liabilities and other liabilities	264	28,141
Operating and finance lease liabilities	(1,679)	(293)
Net cash provided by operating activities	199,537	309,290
Cash flow from investing activities:
Purchase of marketable securities	(245,488)	(424,807)
Acquisition of businesses, net of cash acquired	(137,755)	(18,509)
Investment in private equity securities	(15,000)	—
Contingent consideration payout related to a business acquisition	(10,000)	—
Purchases of fixed assets	(8,618)	(14,427)
Proceeds from sale of fixed assets	18	13
Maturities of marketable securities	70,432	34,538
Proceeds from sale of marketable securities	133,407	51,696
Net cash used in investing activities	(213,004)	(371,496)
Cash flow from financing activities:
Repurchase of common stock	(10,577)	—
Common stock withholding for employee tax obligations	(930)	(552)
Repayment of notes payable	(368)	—
Principal paid for finance lease	(230)	—
Proceeds from exercise of stock options	19	68
Proceeds from public offerings of common stock, net of issuance costs	—	75,656
Proceeds from noncontrolling interest	—	10
Borrowing under margin account	—	58
Net cash (used in) provided by financing activities	(12,086)	75,240
Effect of exchange rate changes on cash and cash equivalents	(561)	1
Net (decrease) increase in cash and cash equivalents	(26,114)	13,035
Cash and cash equivalents at beginning of period	164,894	87,426
Cash and cash equivalents at end of period	$138,780	$100,461
Supplemental disclosures of cash flow information:
Income taxes paid	$54,982	$119,980
Supplemental disclosures of non-cash investing and financing activities:
Purchases of fixed assets in accounts payable	$2,158	$742
Purchases of fixed assets in notes payable	$3,833	$—
Operating lease right-of-use assets obtained in exchange for lease liabilities	$—	$765
Operating lease right-of-use assets reduced due to lease modification and termination	$—	$185
Public offerings costs included in accounts payable	$—	$30

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

Nature of the Business

Fulgent Genetics, Inc., together with its subsidiaries and affiliated professional corporations, or PCs, collectively referred to as the Company, unless otherwise noted or the context otherwise requires, is a technology company offering large-scale COVID-19 testing services, molecular diagnostic testing services and comprehensive genetic testing designed to provide physicians with clinically actionable diagnostic information to improve the quality of patient care. A cornerstone of the Company’s business is its ability to provide expansive options and flexibility for all clients’ unique testing needs. To this end, the Company has developed a proprietary technology platform allowing it to offer a broad and flexible test menu and to continually expand and improve its proprietary genetic reference library, while maintaining accessible pricing, high accuracy and competitive turnaround times. Combining next generation sequencing, or NGS, with its technology platform, the Company performs full-gene sequencing with deletion/duplication analysis in single-gene tests; pre-established, multi-gene, disease-specific panels; and customized panels that can be tailored to meet specific customer needs.

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements as of and for the fiscal year ended December 31, 2021, which are included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 28, 2022, or the 2021 Annual Report, and, in the opinion of management, include all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the Company’s financial position and results of operations. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or any other period. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2021 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the disclosures required by U.S. GAAP. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements included in the 2021 Annual Report, including the notes thereto.

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

Marketable Securities

All marketable debt securities, which consist of corporate debt securities, municipal bonds, U.S. government and agency debt securities, U.S. treasury bills, and Yankee debt securities issued by foreign governments or entities and denominated in U.S. dollars have been classified as “available-for-sale,” and are carried at fair value. Net unrealized gains and losses, net of any related tax effects, are excluded from earnings and are included in other comprehensive income (loss) and reported as a separate component of stockholders’ equity until realized. Realized gains and losses on marketable debt securities are included in interest and other income, net, in the accompanying Condensed Consolidated Statements of Income. The cost of any marketable debt securities sold is based on the specific-identification method. The amortized cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest on marketable debt securities is included in interest and other income, net. In accordance with the Company’s investment policy, management invests to diversify credit risk and only invests in securities with high credit quality, including U.S. government securities.

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

Trade Accounts Receivable and Allowance for Credit Losses

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains an allowance for credit losses for expected uncollectible trade accounts receivable, which is recorded as an offset to trade accounts receivable, and changes in allowance for credit losses are classified as a general and administrative expense in the accompanying Condensed Consolidated Statements of Income. The Company assesses collectability by reviewing trade accounts receivable on a collective basis where similar risk characteristics exist and on an individual basis when it identifies specific customers that have deterioration in credit quality such that they may no longer share similar risk characteristics with the other receivables. In determining the amount of the allowance for credit losses, the Company uses a probability-of-default and loss given default model, which allows the ability to define a point of default and measure credit losses for receivables that have reached the point of default for purposes of calculating the allowance for credit losses. Loss given default represents the likelihood that a receivable that has reached the point of default will not be collected in full. The Company updates its probability-of-default and loss given default factors annually to incorporate the most recent historical data and adjusts the quantitative portion of the reserve through its qualitative reserve overlay. The Company looks at qualitative factors such as general economic conditions in determining expected credit losses. During the three and six months ended June 30, 2022, the Company recorded $7.2 million and $18.7 million of provision for credit losses for trade accounts receivable, respectively. During the three and six months ended June 30, 2021, the Company recorded $2.2 million and $3.3 million of provision for credit losses for trade accounts receivable, respectively.

Redeemable Preferred Stock Investment

The redeemable preferred stock investment of $12.0 million as of June 30, 2022 represents the fair value of redeemable preferred stock of a private company, that the Company purchased in July 2021. The investment is classified as available-for-sale debt securities. The fair value of available-for-sale debt security is included in the Consolidated Statement of Balance Sheets. Unrealized loss of $8.0 million is excluded from earnings and reported in other comprehensive income (loss) as of June 30, 2022. Since the Company intends on holding the preferred stock, and the preferred stock is not redeemable until July 2027, the investment is recorded as a long-term investment.

Foreign Currency Translation and Foreign Currency Transactions

The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive income (loss) in the accompanying Condensed Consolidated Statements of Stockholders’ Equity. Loss from these translations were $1.9 million and $1.8 million in the three and six months ended June 30, 2022, respectively. Gain from these translations were not significant in the three and six months ended June 30, 2021. The Company and its subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, whereas reagents and supplies, property and nonmonetary assets and liabilities are measured at historical rates. Losses from these remeasurements were not significant in the three and six months ended June 30, 2022 and 2021.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of net unrealized gain or loss on available-for-sale debt securities, net of tax, and foreign currency translation adjustments from the Company's subsidiaries not using the U.S. dollar as their functional currency. Reclassifications from other comprehensive income (loss) to net earnings were not significant in the three and six months ended June 30, 2022 and 2021. The tax effects related to net unrealized loss on available-for-sale debt securities were $1.3 million and $5.8 million in the three and six months ended June 30, 2022, respectively. The tax effects were not significant in the three and six months ended June 30, 2021.

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

Concentration of Customers

In certain periods, a small number of customers has accounted for a significant portion of the Company’s revenue. After aggregating customers that are under common control or affiliation, two customers contributed 15% and 12% of the Company's revenue for the three months ended June 30, 2022, respectively, and one customer contributed 23% of the Company's revenue for the six months ended June 30, 2022. Two customers contributed 20% and 16% of the Company’s revenue for the three months ended June 30, 2021, respectively, and two customers contributed 24% and 11% of the Company’s revenue for the six months ended June 30, 2021, respectively. No customer comprised 10% or more of total accounts receivable as of June 30, 2022 and December 31, 2021.

Disaggregation of Revenue

The Company classifies its customers into three payor types: (i) Insurance, including claim reimbursement from the U.S. Health Resources and Services Administration, or HRSA, for uninsured individuals, (ii) Institutional customers, including hospitals, medical institutions, other laboratories, governmental bodies, municipalities and large corporations, or (iii) Patients who pay directly, as the Company believes this best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. The following table summarizes revenue from contracts with customers by payor type for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Testing Services by payor
Insurance	$63,790	$49,520	$274,467	$257,078
Institutional customers	61,232	103,602	170,700	255,171
Patients	319	494	442	796
Total Revenue	$125,341	$153,616	$445,609	$513,045

The insurance revenue category above includes zero and $37.1 million for the three months ended June 30, 2022 and 2021, respectively, and $106.7 million and $149.9 million for the six months ended June 30, 2022 and 2021, respectively, for services related to claims covered by the HRSA COVID-19 Uninsured Program. The HRSA program stopped accepting claims at 11:59 p.m. on March 22, 2022.

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

Contract Balances

Receivables from contracts with customers - Receivables from contracts with customers are included within trade accounts receivable on the Condensed Consolidated Balance Sheets. Net receivable from Insurance and Institutional customers represented 76% and 24%, respectively, as of June 30, 2022. Net receivable from Insurance and Institutional customers represented 47% and 53%, respectively, as of December 31, 2021.

Contracts assets and liabilities - Contract assets from contracts with customers associated with contract execution and certain costs to fulfill a contract are included in other current assets in the accompanying Condensed Consolidated Balance Sheets. Contract liabilities are recorded when the Company receives payment prior to completing its obligation to transfer goods or services to a customer. Contract liabilities are included in the Condensed Consolidated Balance Sheets. Revenues of $4.7 million and $1.7 million were recognized for the three months ended June 30, 2022 and 2021, respectively, and $14.4 million and $25.5 million for the six months were recognized for the six months ended June 30, 2022 and 2021, respectively, related to contract liabilities at the beginning of the respective periods.

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

Restructuring Costs

Restructuring costs represent one-time employee termination benefits provided to employees associated with a newly acquired entity that were involuntarily terminated. A plan of termination was approved and authorized by management in the second quarter of 2022. The plan identified specific employees to be terminated and established terms of benefits those employees would receive upon termination. Total restructuring costs incurred in the three and six months ended June 30, 2022 were $2.9 million, and payable balance as of June 30, 2022 was $2.7 million, which is included in accrued liabilities in the accompanying Condensed Consolidated Balance Sheets. The plan of termination is expected to be completed by September 2022. There were no such costs prior to the second quarter of 2022.

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

Note 3. Equity and Debt Securities

The Company’s equity and debt securities consisted of the following:

	June 30, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Equity securities:
Long-term
Investment in private equity securities	$15,000	—	—	15,000
Total equity securities	15,000	—	—	15,000
Available-for-sale debt securities
Short-term
U.S. government debt securities	142,434	—	(1,375)	141,059
Corporate debt securities	127,706	—	(1,755)	125,951
U.S. treasury bills	59,479	—	(218)	59,261
Money market accounts	44,209	—	—	44,209
U.S. agency debt securities	32,507	—	(448)	32,059
Yankee debt securities	11,286	—	(159)	11,127
Municipal bonds	7,228	—	(63)	7,165
Less: Cash equivalents	(44,209)	—	—	(44,209)
Total debt securities due within 1 year	380,640	—	(4,018)	376,622
After 1 year through 5 years
U.S. government debt securities	223,050	15	(6,551)	216,514
Corporate debt securities	137,742	—	(5,977)	131,765
U.S. agency debt securities	52,340	—	(2,567)	49,773
Municipal bonds	11,097	6	(208)	10,895
Yankee debt securities	754	—	(80)	674
Total debt securities due after 1 year through 5 years	424,983	21	(15,383)	409,621
After 5 years through 10 years
Municipal bonds	6,172	—	(172)	6,000
Redeemable preferred stock investment	20,000	—	(8,019)	11,981
Total debt securities due after 5 years through 10 years	26,172	—	(8,191)	17,981
Total available-for-sale debt securities	831,795	21	(27,592)	804,224
Total equity and debt securities	$846,795	$21	$(27,592)	$819,224

	December 31, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Equity securities:
Short-term
Bond funds	$99,314	$—	$(515)	$98,799
Exchange traded funds	35,174	—	(174)	35,000
Total equity securities	134,488	—	(689)	133,799
Available-for-sale debt securities
Short-term
Corporate debt securities	92,116	24	(148)	91,992
Money market accounts	77,067	—	—	77,067
U.S. government debt securities	51,318	—	(81)	51,237
Municipal bonds	4,980	—	(12)	4,968
Yankee debt securities	3,615	—	(6)	3,609
Less: Cash equivalents	(77,067)	—	—	(77,067)
Total debt securities due within 1 year	152,029	24	(247)	151,806
After 1 year through 5 years
Corporate debt securities	242,421	29	(1,913)	240,537
U.S. Government debt securities	147,699	7	(786)	146,920
U.S. agency debt securities	70,069	—	(535)	69,534
Municipal bonds	11,920	13	(11)	11,922
Yankee debt securities	8,633	—	(89)	8,544
Total debt securities due after 1 year through 5 years	480,742	49	(3,334)	477,457
After 5 years through 10 years
Municipal bonds	7,633	—	(43)	7,590
Redeemable preferred stock investment	20,000	1,965	—	21,965
Total debt securities due after 5 years through 10 years	27,633	1,965	(43)	29,555
Total available-for-sale debt securities	660,404	2,038	(3,624)	658,818
Total equity and debt securities	$794,892	$2,038	$(4,313)	$792,617

Gross unrealized losses on the Company’s equity and debt securities were $27.6 million as of June 30, 2022. Gross unrealized losses on the Company’s equity and debt securities were $4.3 million as of December 31, 2021. The Company did not recognize any credit losses during the three and six months ended June 30, 2022 and 2021.

The Company’s securities of $491.5 million are used as collateral for an outstanding margin account borrowing. As of June 30, 2022, the Company had an outstanding borrowing of $15.0 million under its margin account. Margin account borrowings were used for the purchase of real property located in El Monte, California in 2020.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the above three-tier fair value hierarchy:

	June 30, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Equity securities, debt securities and cash equivalents:
Investment in private equity securities	$15,000	$—	$—	$15,000
U.S. government debt securities	357,573	—	357,573	—
Corporate debt securities	257,716	—	257,716	—
U.S. agency debt securities	81,832	—	81,832	—
Municipal bonds	24,060	—	24,060	—
Yankee debt securities	11,801	—	11,801	—
U.S. treasury bills	59,261	59,261	—	—
Money market accounts	44,209	44,209	—	—
Redeemable preferred stock investment	11,981	—	—	11,981
Total equity securities, debt securities and cash equivalents	$863,433	$103,470	$732,982	$26,981

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Equity securities, debt securities and cash equivalents:
Corporate debt securities	$332,529	$—	$332,529	$—
U.S. government debt securities	198,157	—	198,157	—
Bond funds	98,799	98,799	—	—
U.S. agency debt securities	69,534	—	69,534	—
Exchange traded funds	35,000	35,000	—	—
Municipal bonds	24,480	—	24,480	—
Yankee debt securities	12,153	—	12,153	—
Redeemable preferred stock investment	21,965	—	—	21,965
Money market accounts	77,067	77,067	—	—
Total equity securities, debt securities and cash equivalents	$869,684	$210,866	$636,853	$21,965

The Company’s Level 1 assets include bond funds, exchange traded funds, U.S. treasury bills, and money market instruments and are valued based upon observable market prices. Level 2 assets consist of U.S. government and U.S. agency debt securities, municipal bonds, corporate debt securities and Yankee debt securities. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. As of June 30, 2022, the Company had $15.0 million of investment in private equity securities, which was included in other long-term assets in the accompanying Condensed Consolidated Balance Sheets, and $12.0 million of redeemable preferred stock of a private company that were measured using unobservable (Level 3) inputs. The fair values of redeemable preferred stock as of June 30, 2022 and December 31, 2021 were based on the valuation performed by a third-party valuation company utilizing the guideline public company method under market approach and the discounted cash flow method under income approach. For the value of the investment in private equity securities, the Company elected to measure it at cost minus impairment as the private equity securities did not have a readily determinable fair value, and the Company did not believe the investment was impaired as of June 30, 2022.

There were no transfers between fair value measurement levels during the three and six months ended June 30, 2022.

Note 5. Fixed Assets

Major classes of fixed assets consisted of the following:

		June 30,	December 31,
	Useful Lives	2022	2021
		(in thousands)
Medical lab equipment	1 to 12 Years	$45,479	$35,930
Leasehold improvements	Shorter of lease term or estimated useful life	11,867	4,003
Computer hardware	1 to 5 Years	7,163	5,661
Computer software	1 to 5 Years	6,918	1,408
Building	39 Years	6,731	6,731
Aircraft	7 Years	6,503	6,503
Building improvements	6 months to 39 Years	4,830	3,936
Furniture and fixtures	1 to 10 Years	3,901	2,255
Automobile	2 to 7 Years	850	825
Land improvements	5 to 15 Years	558	403
General equipment	3 to 5 Years	44	44
Land		7,500	7,500
Assets not yet placed in service		13,391	6,718
Total		115,735	81,917
Less: Accumulated depreciation		(29,686)	(19,630)
Fixed assets, net		$86,049	$62,287

Depreciation expenses on fixed assets totaled $6.6 million and $2.3 million for the three months ended June 30, 2022 and 2021, respectively, and $10.3 million and $4.2 million for the six months ended June 30, 2022 and 2021, respectively.

Note 6. Other Current Assets

Other current assets consisted of the following:

	June 30,	December 31,
	2022	2021
	(in thousands)
Reagents and supplies	$11,942	$12,206
Prepaid expenses	9,419	4,244
Marketable securities interest receivable	2,692	2,743
Other receivable	1,334	1,403
Prepaid income taxes	920	1,716
Contract assets	173	237
Total	$26,480	$22,549

Reagents and supplies include reagents and consumables used for COVID-19 testing and genetics testing and collection kits for COVID-19 testing.

Note 7. Reporting Segment and Geographic Information

The Company views its operations and manages its business in one reporting segment. Long-lived assets were primarily located in the United States as of June 30, 2022 and December 31, 2021. Revenue by region during the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Revenue:
United States	$122,096	$149,862	$439,286	$507,399
Foreign	3,245	3,754	6,323	5,646
Total	$125,341	$153,616	$445,609	$513,045

Note 8. Debt, Commitments and Contingencies

Debt

As of June 30, 2022, the Company had an outstanding borrowing of $15.0 million under its margin account with the custodian of the Company’s marketable debt security investment account, Pershing Advisor Solutions, LLC, a BNY Mellon Company. Margin account borrowings were used for the purchase of real property located in El Monte, California in 2020. The securities in the brokerage account were used as collateral for the margin loan. The custodian can issue a margin call at any time. The interest rate on the margin loan was the effective federal funds rate, or EFFR, plus a spread. The EFFR and/or the spread can be changed by BNY Mellon at any time. The interest was 1% at the time of withdrawal of $15.0 million from the margin account, and the interest rate at June 30, 2022 was less than 2%. The Company did not make any other withdrawals from the margin account, and the outstanding balance is included in the accompanying Condensed Consolidated Balance Sheets. The related interest expenses for the three and six months ended June 30, 2022 were $50,000 and $79,000, respectively. The related interest expenses for the three and six months ended June 30, 2021 were $29,000 and $58,000, respectively.

Notes payable as of June 30, 2022 consisted of $3.8 million of notes payable related to an installment sale contract the Company entered in February 2022 for a building and $5.3 million of notes payable to Xilong Scientific Co., Ltd, or Xilong Scientific, by Fujian Fujun Gene Biotech Co., Ltd., or FF Gene Biotech. The notes payable related to the installment sale are due in February 2030, and the interest rate is 1.08%. The current portion and noncurrent portion are $461,000 and $3.4 million, respectively, and the noncurrent portion is included in the other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet. The notes payable to Xilong Scientific are due on December 31, 2022, and the interest rate on the loan is 4.97%. The related interest expenses for the three and six months ended June 30, 2022 were $77,000 and $156,000, respectively, and there were no related interest expenses for the three and six months ended June 30, 2021 as the Company did not have notes payable to Xilong Scientific until the second quarter of 2021 and did not have installment sale contract in 2021.

Operating Leases

See Note 9, Leases, for further information.

Purchase Obligations

As of June 30, 2022, the Company had non-cancelable purchase obligations of $22.8 million, of which, $7.7 million for reagents and other supplies, $6.6 million for services, $995,000 for software, and $732,000 for medical lab equipment are payable within twelve months, and $6.7 million for services is payable within the next twenty-four months.

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

Note 9. Leases

Lessee

The Company is party as a lessee to various non-cancelable operating leases with varying terms through March 2028 primarily for laboratory and office space and equipment. The Company has options to renew some of these leases after their expirations. On a lease-by-lease basis, the Company considers such options, which may be elected at the Company’s sole discretion, in determining the lease term. The Company also has three finance leases for lab equipment through December 2026, one of which was acquired in a recent business combination. The Company retained acquirees’ classification of its leases. The Company does not have any leases with variable lease payments. The Company’s operating lease agreements do not contain any residual value guarantees, material restrictive covenants, bargain purchase options or asset retirement obligations.

The Company’s headquarters are located in Temple City, California, which is comprised of various corporate offices and a laboratory certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, accredited by the College of American Pathologists, or CAP, and licensed by the State of California Department of Public Health. Other CLIA-certified laboratories are located in Houston, Texas; Alpharetta, Georgia; Phoenix, Arizona; New York, New York; Irving, Texas; and Needham, Massachusetts. Additional offices are located in Atlanta, Georgia and are used for certain report generation functions.

The operating and finance lease right-of-use asset, short-term lease liabilities, and long-term lease liabilities as of June 30, 2022 and December 31, 2021 were as follows:

	June 30,	December 31,
	2022	2021
	(in thousands)
Operating lease ROU asset, net	$18,034	$7,141
Operating lease liabilities, short term	$6,216	$1,842
Operating lease liabilities, long term	$11,892	$5,344
Finance lease ROU asset, net	$2,671	$1,735
Finance lease liabilities, short term	$741	$332
Finance lease liabilities, long term	$1,938	$1,398

The following was operating and finance lease expense:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Operating lease cost	$1,366	$232	$1,904	$301
Finance lease cost:
Amortization of ROU assets	169	—	265	—
Interest on lease liabilities	21	—	35	—
Short-term lease cost	834	61	931	192
Total lease cost	$2,390	$293	$3,135	$493

Supplemental information related to operating leases and finance lease was the following:

June 30, 2022
Weighted average remaining lease term - operating leases	3.54 years
Weighted average discount rate - operating leases	3.81%
Weighted average remaining lease term -finance lease	3.71 years
Weighted average discount rate - finance lease	3.61%

The following is a maturity analysis of operating and finance lease liabilities using undiscounted cash flows on an annual basis with renewal periods included:

	Operating Leases	Finance Lease
	(in thousands)
Year Ending December 31,
2022 (remaining 6 months)	$3,451	$412
2023	6,613	825
2024	4,093	818
2025	2,124	440
2026	1,523	366
2027	1,360	—
Thereafter	217	—
Total lease payments	19,381	2,861
Less imputed interest	(1,273)	(182)
Total	$18,108	$2,679

Lessor

The Company leases out space in buildings it owns and leases to third-party tenants under noncancelable operating leases. As of June 30, 2022, the remaining lease terms left range from 6 months to 38 months, including renewal options and may include rent escalation clauses. Lease income primarily represents fixed lease payments from tenants recognized on a straight-line basis over the application lease term. Variable lease income represents tenant payments for real estate taxes, insurance and maintenance.

The lease income was included in interest and other income, net, in the accompanying Condensed Consolidated Statements of Income. Total lease income was as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Lease income	$84	$81	$181	$237
Variable lease income	11	4	12	5
Total lease income	$95	$85	$193	$242

Future fixed lease payments from tenants for all noncancelable operating leases as of June 30, 2022 are as follows:

Lease Payments
from Tenants
(in thousands)
Year Ending December 31,
2022 (remaining 6 months)	$164
2023	264
2024	180
2025	120
Total	$728

Note 10. Equity-Based Compensation

The Company has included equity-based compensation expense as part of cost of revenue and operating expenses in the accompanying Condensed Consolidated Statements of Income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$2,243	$692	$3,708	$1,366
Research and development	2,502	1,481	4,423	2,704
Selling and marketing	1,080	620	1,905	1,046
General and administrative	2,205	733	3,610	1,372
Total	$8,030	$3,526	$13,646	$6,488

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

The Company recorded consolidated provision for income taxes of $2.7 million and $51.1 million for the three and six months ended June 30, 2022, respectively, compared with $23.6 million and $90.1 million for the three and six months ended June 30, 2021, respectively. The Company’s effective tax rates were 19% and 24% for the three and six months ended June 30, 2022, respectively, compared with 24% and 25% or the three and six months ended June 30, 2021, respectively. The decrease in the effective tax rate for the three and six months ended June 30, 2022, relative to 2021, was primarily attributable to international restructuring.

The Company is not currently under examination by any major income tax jurisdiction. During 2022, the statutes of limitations will lapse on the Company's 2018 federal tax year and certain 2017 and 2018 state tax years. The Company does not believe the federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the interim financial statements for the three and six months ended June 30, 2022 and 2021.

Note 12. Income per Share

The following table presents the calculation of basic and diluted income per share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except per share data)
Net income attributable to Fulgent	$11,537	$79,812	$165,516	$280,503
Weighted-average common shares—outstanding, basic	30,362	29,150	30,298	28,991
Weighted-average common shares—outstanding, diluted	31,189	30,830	31,225	30,809
Net income per common share, basic	$0.38	$2.74	$5.46	$9.68
Net income per common share, diluted	$0.37	$2.59	$5.30	$9.10

The following securities have been excluded from the calculation of diluted income per share because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Options	1	2	1	5
Restricted Stock Units	858	107	379	71

The anti-dilutive shares described above were calculated using the treasury stock method.

Note 13. Related Parties

Linda Marsh, who is a member of the Company’s board of directors, is currently the Senior Executive Vice President of AHMC Healthcare Inc., or AHMC. The Company performs genetic testing and other testing services, on an arms-length basis, for AHMC, and the Company recognized $253,000 and $1.0 million in revenue from AHMC in the three and six months ended June 30, 2022, respectively. The Company recognized $738,000 and $1.9 million in revenue in the three and six months ended June 30, 2021, respectively. As of June 30, 2022 and December 31, 2021, $220,000 and $556,000, respectively, was owed to the Company by AHMC, which is included in trade accounts receivable, net, in the accompanying Condensed Consolidated Balance Sheets, in connection with this relationship.

The Company and Fulgent Pharma LLC, the Company’s former subsidiary, are party to shared services arrangements where research and development, administrative services and office space and equipment are provided between the companies, on an arms-length basis. Ming Hsieh is the Manager and a member of Fulgent Pharma LLC. The cost of research and development services rendered by Fulgent Pharma LLC for the Company was not significant in the three and six months ended June 30, 2022. During the three and six months ended June 30, 2021, the cost of research and development services rendered by Fulgent Pharma LLC for the Company was $97,000 and $205,000, respectively. Amounts for services performed by the Company for Fulgent Pharma LLC were not significant during the three and six months ended June 30, 2022 and 2021. As of June 30, 2022, $54,000 was owed to the Company by Fulgent Pharma LLC, which was included in other current assets in the accompanying Condensed Consolidated Balance Sheets, in connection with these relationships. As of December 31, 2021, $679,000, was owed to Fulgent Pharma LLC by the Company, which was included in other current liabilities in the accompanying Condensed Consolidated Balance Sheets, in connection with these relationships.

The Chief Executive Officer and Chairman of the Company’s board of directors, Ming Hsieh, is the owner of PTJ Associates Inc., or PTJ. PTJ provides flight services to the Company on an arms-length basis. During the three and six months ended June 30, 2022, the Company incurred $99,000 and $235,000, respectively, in expenses for flights between California and Texas to transport employees and supplies. Such expenses were not significant in the three and six months ended June 30, 2021. As of June 30, 2022 and December 31, 2021, $67,000 and zero, respectively, was owed to PTJ by the Company, which was included in accounts payable in the accompanying Condensed Consolidated Balance Sheets, in connection with this relationship. Ming Hsieh is also on the board of directors and a 20% owner of ANP Technologies, Inc., or ANP. The Company purchased COVID-19 antigen rapid tests kits from ANP. During the three and six months ended June 30, 2022, the Company purchased a total of $90,000 and $160,000 of COVID-19 antigen rapid tests kits, respectively. The Company did not incur such expense in the three and six months ended June 30, 2021. As of June 30, 2022 and December 31, 2021, zero was owed to ANP by the Company in connection with this relationship.

Note 14. Goodwill and Acquisition-Related Intangibles

Summaries of goodwill and intangibles balances assets as of June 30, 2022 and December 31, 2021 were as follows:

		June 30,	December 31,
	Weighted-Average Amortization Period	2022	2021
		(in thousands)
Goodwill		$121,354	$50,897

Royalty-free technology	10 Years	$5,524	$5,803
Less: accumulated amortization		(645)	(387)
Royalty-free technology, net		4,879	5,416

Customer relationships	13 Years	82,284	28,845
Less: accumulated amortization		(2,999)	(1,125)
Customer relationships, net		79,285	27,720

Trade name	8 Years	3,790	1,090
Less: accumulated amortization		(164)	(45)
Trade name, net		3,626	1,045

In-place lease intangible assets	5 Years	360	—
Less: accumulated amortization		—	—
In-place lease intangible assets, net		360	—

Laboratory information system platform	5 Years	1,860	1,860
Less: accumulated amortization		(341)	(155)
Laboratory information system platform, net		1,519	1,705

Purchased patent	10 Years	30	31
Less: accumulated amortization		(4)	(3)
Purchased patent, net		26	28
Total intangible assets, net		$89,695	$35,914

During the three months ended June 30, 2022, the Company recorded $71.6 million of goodwill and $56.6 million of intangibles attributable to the acquisition of Inform Diagnostics. See Note 15, Business Combinations, to the Company's condensed consolidated financial statements.

Based on the carrying value of intangible assets recorded as of June 30, 2022, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for intangible assets is expected to be as follows:

Amounts
(in thousands)
Year Ending December 31,
2022 (remaining 6 months)	3,959
2023	7,848
2024	7,848
2025	7,848
2026	7,534
2027	7,221
Thereafter	47,437
Total	$89,695

Note 15. Business Combinations

Inform Diagnostics

On April 26, 2022, the Company completed the acquisition of 100% of the outstanding equity of Symphony Buyer, Inc., or Inform Diagnostics, a leading national independent pathology laboratory based in Irving, Texas. Under the terms of the Agreement and Plan of Merger, dated April 16, 2022, or the Merger Agreement, the total purchase price payable to the securityholders of Symphony Buyer, Inc. was approximately $170 million, as adjusted for closing cash, closing indebtedness, closing working capital, closing transaction expenses and other transaction matters. With the addition of Inform Diagnostics, the Company will further expand the Company’s genomic testing footprint and extend its test menu into breast pathology, gastrointestinal pathology, dermatopathology, urologic pathology, neuropathology, and hematopathology.

The financial results of Inform Diagnostics are included in the condensed consolidated financial statements from the date of acquisition. The Company allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on estimated fair values. As additional information becomes available, the Company may further update the preliminary purchase price allocation during the remainder of the measurement period (up to one year from the acquisition date). The following tables summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Amounts
(in thousands)
Considerations
Cash, net of cash received	$137,755

Recognized amounts of identifiable assets acquired and liabilities assumed
Net working capital	$(15,024)
Fixed assets	20,967
ROU assets - operating	12,653
ROU assets - finance	1,183
Deferred tax assets	3,446
Other long-term assets	4,711
Identifiable intangible assets	56,560
Operating lease liabilities	(12,653)
Finance lease liabilities	(1,183)
Income tax payable	(40)
Other long-term liabilities	(4,449)
Recognized amounts of identifiable assets acquired and liabilities assumed, net	66,171
Goodwill	71,584
Total	$137,755

The goodwill of $71.6 million arising from the acquisition is attributed to the expected synergies, assembled workforce, other benefits that will be potentially generated from the combination and deferred tax. The goodwill recognized is not deductible for tax purposes.

The identified intangible assets acquired consisted of $53.5 million customer relationships with an estimated amortization life of 14 years, $2.7 million trade name with an estimated amortization life of 7 years, and $360,000 in-place lease intangible asset to be amortized over the remaining lease term of 5 years.

The fair value of the customer relationship was estimated using the Multiperiod Excess Earnings Method, or MPEEM, of the income approach. Under the MPEEM, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows attributable only to the subject intangible asset after deducting contributory asset charges. The incremental after-tax cash flows attributable to the customer relationships are then discounted to their present value at a risk-adjusted rate of return. The fair value of the trade name was estimated using the relief from royalty, or RFR, method. The RFR method estimates the portion of the Company's earnings attributable to an intangible asset based on the royalty rate the Company would have paid for the use of the asset if it did not own it. The fair value of in-place lease intangible asset was estimated using the discounted cash flow under the income approach. The useful lives of the intangible assets for amortization purposes were determined by considering the period of expected cash flows used to measure the fair values of the intangible assets adjusted as appropriate for entity-specific factors including legal, regulatory, contractual, competitive, economic and other factors that may limit the useful life. The customer relationships and trade name are amortized on a straight-line basis over their estimated useful lives.

Revenue and operating loss from the Inform Diagnostics acquisition since the acquisition date are $23.7 million and $7.1 million, respectively, which are included in the accompanying Condensed Consolidated Statements of Income.

The transaction costs associated with the acquisition of Inform Diagnostics consisted primarily of legal, regulatory and financial advisory fees of approximately $5.2 million and $6.4 million for the three and six months ended June 30, 2022, respectively. These transaction costs were expensed as incurred as selling, general and administrative expense in the respective periods.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the combined results of operations of Fulgent and Inform Diagnostics as if the companies had been combined as of the beginning of 2021. The pro forma financial information has been adjusted for the following:

Acquisition-related costs - Acquisition-related costs incurred by both Fulgent and Inform Diagnostics were excluded from the net income attributable to Fulgent, and total costs were $8.2 million and $9.5 million for the three and six months ended June 30, 2022, respectively.

Other adjustments to the net income attributable to Fulgent were $172,000 and $690,000 for three and six months ended June 30, 2022, respectively, and $517,000 and $1.0 million for the three and six months ended June 30, 2021, respectively. Other adjustments to revenue were $196,000 and $962,000 for the three and six months ended June 30, 2022, respectively, and $1.0 million and $1.7 million were added back to revenue for the three and six months ended June 30, 2021, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Revenue	$133,720	$193,156	$486,027	$589,851
Net income attributable to Fulgent	$10,461	$83,271	$162,317	$282,703
Basic earnings per common share attributable to Fulgent	$0.34	$2.86	$5.36	$9.75
Diluted earnings per common share attributable to Fulgent	$0.34	$2.70	$5.20	$9.18

Note 16. Stock Repurchase Program

In March 2022, the Company's Board authorized a $250.0 million stock repurchase program. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions. The stock repurchase program has no expiration from the date of authorization. During the three months ended June 30, 2022, the Company repurchased 215,000 shares of its common stock at an aggregate cost of $10.6 million under the stock repurchase program. As of June 30, 2022, a total of approximately $239.4 million remained available for future repurchases of its common stock under the stock repurchase program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included in this report. Additionally, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the Securities and Exchange Commission in preparing this discussion and analysis, we presume that readers have access to and have read the discussion and analysis of our financial condition and results of operations included in our annual report on Form 10-K for our fiscal year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission, or SEC, on February 28, 2022, or the 2021 Annual Report. As used in this discussion and analysis and elsewhere in this report, unless the context otherwise requires, the terms “Fulgent,” the “Company,” “we,” “us” and “our” refer to Fulgent Genetics, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are statements other than historical facts and relate to future events or circumstances or our future performance, and they are based on our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. The forward-looking statements in this discussion and analysis include statements about, among other things, our future financial and operating performance, our future cash flows and liquidity and our growth strategies, as well as anticipated trends in our business and industry. These forward-looking statements are subject to a number of risks and uncertainties, including, among others, those described under “Item 1A. Risk Factors” in Part I of the 2021 Annual Report and under “Item 1A. Risk Factors” in Part II of this Quarterly Report. Moreover, we operate in a competitive and rapidly evolving industry and new risks emerge from time to time. It is not possible for us to predict all of the risks we may face, nor can we assess the impact of all factors on our business or the extent to which any factor or combination of factors could cause actual results to differ from our expectations. In light of these risks and uncertainties, the forward-looking events and circumstances described in this discussion and analysis may not occur, and actual results could differ materially and adversely from those described in or implied by any forward-looking statements we make. Although we have based our forward-looking statements on assumptions and expectations we believe are reasonable, we cannot guarantee future results, levels of activity, performance or achievements or other future events. As a result, forward-looking statements should not be relied on or viewed as predictions of future events, and this discussion and analysis should be read with the understanding that actual future results, levels of activity, performance and achievements may be materially different than our current expectations. The forward-looking statements in this discussion and analysis speak only as of the date of this report, and except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

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

We offer tests at competitive prices, averaging approximately $98 per billable test delivered in the six months ended June 30, 2022, and at a low cost to us, averaging approximately $30 per billable test delivered in the six months ended June 30, 2022. We delivered over 1.3 million and approximately 4.6 million billable tests in the three and six months ended June 30, 2022, respectively, compared to approximately 1.6 million and over 5.3 million billable tests delivered in the three and six months ended June 30, 2021, respectively. We recorded revenue and net income of $125.3 million and $11.5 million, respectively, in the three months ended June 30, 2022, compared to revenue and net income of $153.6 million and $79.8 million, respectively, in three months ended June 30, 2021. We recorded revenue and net income of $445.6 million and $165.5 million, respectively, in the six months ended June 30, 2022, compared to revenue and net income of $513.0 million and $280.5 million, respectively, in six months ended June 30, 2021. As of June 30, 2022, an aggregate of over 19.0 million billable tests have been delivered to approximately 3,000 customers since launching our first commercial genetic tests in 2013. We have experienced compound quarterly growth of 4% in the number of billable tests delivered in our last eight completed fiscal quarters. We achieved profitability in the first half of 2017, and in the second and the third quarter of 2019, the second, third and fourth quarters of 2020, each quarter of 2021, and the first half of 2022, but we have recorded losses in all other periods since our inception.

COVID-19 Considerations

During the first half of 2022, and for the entirety of the COVID-19 pandemic to such point, we continued to operate as an essential business in response to COVID-19. There has been strong demand for accurate COVID-19 testing with rapid turn-around times as private businesses, municipalities and healthcare providers began to increasingly rely on diagnostic testing to continue operations and as a tool to aide containment efforts, and as result we have recognized significant revenue growth in connection with sales of our COVID-19 tests. The duration of the ongoing COVID-19 pandemic and continuing market for COVID-19 diagnostic tests remains subject to a number of uncertainties, including uncertainties regarding the newly emerging viral variants, the success of global vaccine distribution efforts, the effectiveness of vaccines on new viral variants and customer and consumer preferences regarding the use of rapid testing. Our ability to continue to operate as currently planned, including our ability to continue to offer our COVID‑19 tests with accurate results and competitive turn-around times without any significant negative operational impact from the COVID-19 pandemic will depend in part on our, and any of our third‑party service providers’ and suppliers’ ability to protect our respective employees and supply chains.

The COVID-19 pandemic has not negatively impacted the Company’s liquidity position as of June 30, 2022, and in the first half of 2022 and 2021, the COVID-19 pandemic did not have a negative impact on our consolidated operating results. We have not incurred any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic as of June 30, 2022.

For additional information on risk factors related to the COVID-19 pandemic or other risks that could impact our results, please refer to “Item 1A. Risk Factors” in Part I of the 2021 Annual Report and “Item 1A. Risk Factors” in Part II of this Quarterly Report.

Business Risks and Uncertainties and Other Factors Affecting Our Performance

Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Item 1A. Risk Factors” in Part I of the 2021 Annual Report and “Item 1A. Risk Factors” in Part II of this Quarterly Report. In addition, our performance in any period is affected by a number of other factors. See the description of some of the material factors affecting our performance in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2021 Annual Report.

Results of Operations

The table below summarizes our results of operations for the periods indicated. For a financial overview relating to our results of operations, including general descriptions of the make-up of material line items of our statement of income data, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2021 Annual Report.

	Three Months Ended				Six Months Ended
	June 30,		$	%	June 30,		$	%
	2022	2021	Change	Change	2022	2021	Change	Change
Statement of Income Data:	(dollars and billable tests in thousands, except per billable test data)
Revenue	$125,341	$153,616	$(28,275)	(18%)	$445,609	$513,045	$(67,436)	(13%)
Cost of revenue	60,065	35,858	24,207	68%	137,790	109,933	27,857	25%
Gross profit	65,276	117,758	(52,482)	(45%)	307,819	403,112	(95,293)	(24%)
Operating expenses:
Research and development	6,905	5,312	1,593	30%	12,894	10,734	2,160	20%
Selling and marketing	10,866	5,219	5,647	108%	18,806	10,227	8,579	84%
General and administrative	30,240	8,329	21,911	263%	56,015	16,331	39,684	243%
Amortization of intangible assets	1,575	—	1,575	*	2,481	—	2,481	*
Restructuring costs	2,896	—	2,896	*	2,896	—	2,896	*
Total operating expenses	52,482	18,860	33,622	178%	93,092	37,292	55,800	150%
Operating income	12,794	98,898	(86,104)	(87%)	214,727	365,820	(151,093)	(41%)
Interest and other income, net	958	604	354	59%	1,003	886	117	13%
Income before income taxes and gain on equity method investment	13,752	99,502	(85,750)	(86%)	215,730	366,706	(150,976)	(41%)
Provision for income taxes	2,653	23,589	(20,936)	(89%)	51,074	90,102	(39,028)	(43%)
Income before gain on equity method investment	11,099	75,913	(64,814)	(85%)	164,656	276,604	(111,948)	(40%)
Gain on equity method investment	—	3,734	(3,734)	(100%)	—	3,734	(3,734)	(100%)
Net income from consolidated operations	11,099	79,647	(68,548)	(86%)	164,656	280,338	(115,682)	(41%)
Net loss attributable to noncontrolling interests	438	165	273	165%	860	165	695	421%
Net income attributable to Fulgent	$11,537	$79,812	$(68,275)	(86%)	$165,516	$280,503	$(114,987)	(41%)

Other Operating Data:
Billable tests delivered(1)	1,335	1,559	(224)	(14%)	4,559	5,333	(774)	(15%)
Average price per billable test delivered(2)	$94	$99	$(5)	(5%)	$98	$96	$2	2%
Cost per billable test delivered(3)	$45	$23	$22	96%	$30	$21	$9	43%

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

Revenue

Revenue decreased $28.3 million, or 18%, from $153.6 million in the three months ended June 30, 2021 to $125.3 million in the three months ended June 30, 2022, and decreased $67.4 million, or 13%, from $513.0 million in the six months ended June 30, 2021 to $445.6 million in the six months ended June 30, 2022. The decreases in revenue between periods were primarily due to decreases in the number of billable tests delivered, primarily related to decreased orders for our COVID-19 tests.

The average price of the billable tests we delivered decreased from $99 in the three months ended June 30, 2021 to $94 in the three months ended June 30, 2022, and increased from $96 in the six months ended June 30, 2021 to $98 in the six months ended June 30, 2022. The change in average price between periods was due to the mix of tests delivered and the mix of customers ordering tests in these periods, who may order tests at different rates depending on the arrangements we have negotiated with them.

Revenue from non-U.S. sources decreased $509,000, or 14%, from $3.8 million in the three months ended June 30, 2021 to $3.2 million in the three months ended June 30, 2022, and increased $677,000, or 12%, from $5.6 million in six months ended June 30, 2021 to $6.3 million in the six months ended June 30, 2022. The changes in revenue from non-U.S. sources between periods were due to timing of sales of core genetic testing services to customers in China and other non-US countries.

The number of billable tests we delivered decreased 224,000, from 1.6 million in the three months ended June 30, 2021 to 1.3 million in the three months ended June 30, 2022, and decreased 774,000, from 5.3 million in the six months ended June 30, 2021 to 4.6 million in the six months ended June 30, 2022. The decrease was primarily attributable to the decrease of COVID-19 tests.

After aggregating customers that are under common control or affiliation, two customers contributed 15% and 12% of the Company’s revenue in the three months ended June 30, 2022, respectively, and one customer contributed 23% of the Company’s revenue in the six months ended June 30, 2022. Two customers contributed 20% and 16% of the Company’s revenue for the three months ended June 30, 2021, respectively, and two customers contributed 24% and 11% of the Company’s revenue for the six months ended June 30, 2021, respectively

Cost of Revenue

Cost of revenue increased $24.2 million, or 68%, from $35.9 million in the three months ended June 30, 2021 to $60.1 million in the three months ended June 30, 2022. The increase was primarily due to increases of $14.1 million in personnel costs including equity-based compensation expense related to increased headcount, $3.9 million in depreciation expenses related to medical lab equipment purchased and additional depreciation expense from the entity recent acquired, $2.5 million related to allocated facility expenses, $1.9 million in consulting and outside labor costs for production, and $1.2 million in shipping and handling expense from the entity recently acquired, and partially offset by a decrease of $1.4 million in software expense related to usage of COVID-19 testing software.

Cost of revenue increased $27.9 million, or 25%, from $109.9 million in the six months ended June 30, 2021 to $137.8 million in the six months ended June 30, 2022. The increase was primarily due to increases of $18.3 million in personnel costs including equity-based compensation expense related to increased headcount, $9.0 million in consulting and outside labor costs for production, $5.6 million in depreciation expenses related to medical lab equipment purchased and additional depreciation expense from the entity recently acquired, and $2.4 million related to allocated facility expenses, and partially offset by decreases of $6.0 million in reagent and supply expenses related to decreased billable tests delivered, and $3.1 million in software expense related to usage of COVID-19 testing software.

Cost per billable test delivered increased $22, or 96%, from $23 in the three months ended June 30, 2021 to $45 in the three months ended June 30, 2022, and increased $9, or 43%, from $21 in the six months ended June 30, 2021 to $30 in the six months ended June 30, 2022. The increase in cost per billable tests was primarily due to the mix of tests we delivered in 2022 and different cost structure of the recently acquired entity.

Our gross profit decreased $52.5 million, from $117.8 million in the three months ended June 30, 2021 to $65.3 million in the three months ended June 30, 2022, and decreased $95.3 million, from $403.1 million in the six months ended June 30, 2021 to $307.8 million in the six months ended June 30, 2022. Our gross profit as a percentage of revenue, or gross margin, decreased from 76.7% to 52.1% between three months ended June 30, 2021 and 2022, and decreased from 78.6% to 69.1% between six months ended June 30, 2021 and 2022, due to the decrease in revenue and increases in our cost per billable test and cost of revenue for reasons described above.

Research and Development

Research and development expenses increased $1.6 million, or 30%, from $5.3 million in the three months ended June 30, 2021 to $6.9 million in the three months ended June 30, 2022. The increase was primarily due to increases of $1.7 million in personnel costs including equity-based compensation expense related to increased headcount, and $386,000 in reagent and supply expenses related to increased reagent usage for research, partially offset by a decrease of $750,000 in donations to COVID-19 research fund and colorectal cancer research made in the prior year but not in the current year.

Research and development expenses increased $2.2 million, or 20%, from $10.7 million in the six months ended June 30, 2021 to $12.9 million in the six months ended June 30, 2022. The increase was primarily due to increases of $3.0 million in personnel costs including equity-based compensation expense related to increased headcount, partially offset by a decrease of $750,000 in donations to COVID-19 research fund and colorectal cancer research made in the prior year but not in the current year.

Selling and Marketing

Selling and marketing expenses increased $5.6 million, or 108% from $5.2 million in the three months ended June 30, 2021 to $10.9 million in the three months ended June 30, 2022. The increase was primarily due to increases of $3.5 million in personnel costs including equity-based compensation expense related to increased headcount, $1.1 million in software expense from the entity recently acquired, and $356,000 related to allocated facility expenses.

Selling and marketing expenses increased $8.6 million, or 84% from $10.2 million in the six months ended June 30, 2021 to $18.8 million in the six months ended June 30, 2022. The increase was primarily due to increases of $5.4 million in personnel costs including equity-based compensation expense related to increased headcount, $1.1 million in software expense from the entity recently acquired, $1.0 million in consulting and outside labor related to marketing projects in the current period, $463,000 in travel expenses, and $385,000 related to allocated facility expenses.

General and Administrative

General and administrative expenses increased $21.9 million, or 263% from $8.3 million in the three months ended June 30, 2021 to $30.2 million in the three months ended June 30, 2022. The increase was primarily due to increases of $6.4 million in personnel costs including equity-based compensation expense related to increased headcount, $5.2 million in acquisition related costs, $5.0 million in additional provision for credit losses, $1.0 million in consulting and outside labor costs, $929,000 related to allocated facility expenses, $882,000 in business insurance expenses, and $748,000 in software expenses due to increases in software and licensing related to COVID-19 tests.

General and administrative expenses increased $39.7 million, or 243% from $16.3 million in the six months ended June 30, 2021 to $56.0 million in the six months ended June 30, 2022. The increase was primarily due to $15.5 million in additional provision for credit losses, $9.3 million in personnel costs including equity-based compensation expense related to increased headcount, $6.4 million in acquisition related costs, $1.8 million in legal and professional fees primarily related to general corporate matters, $1.4 million in consulting and outside labor costs, $1.3 million in business insurance expenses, $976,000 related to allocated facility expenses, and $958,000 in accounting fees related to financial statement and internal control audits.

Amortization of Intangible Assets

Amortization of intangible assets represents amortization expenses on the intangible assets arising from the business combinations and a purchased patent.

Restructuring Costs

Restructuring expenses represent one-time employee termination benefits provided to employees associated with an entity newly acquired that are involuntarily terminated.

Interest and Other Income, net

Net interest income was $874,000 and $566,000 in the three months ended June 30, 2022 and 2021, respectively, and $824,000 and $796,000 in the six months ended June 30, 2022 and 2021, respectively. This interest income related to interest earned on various investments in marketable securities including realized and holding gain (loss) on marketable equity securities, net of interest expenses incurred for our notes payable and margin loan.

Other income (expense) was not significant in the three or six months ended June 30, 2022 and 2021, respectively. The primary components of other income (expense) were rental income net of rental expenses and foreign currency exchange gain (loss).

Provision for Income Taxes

Provision for income taxes were $2.7 million and $51.1 million for the three and six months ended June 30, 2022, respectively, and $23.6 million and $90.1 million for the three and six months ended June 30, 2021, respectively. The effective tax rate was 19% and 24% for the three months ended June 30, 2022 and 2021, respectively. The effective tax rate was 24% and 25% for the six months ended June 30, 2022 and 2021, respectively. The decrease in the effective tax rate for the three months and six months ended June 30, 2022, relative to 2021, was primarily attributable to international restructuring.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest represents net loss attributable to the minority shareholders from entities not wholly owned.

Liquidity and Capital Resources

Liquidity and Sources of Cash

We had $931.0 million and $935.5 million in cash, cash equivalents and marketable securities as of June 30, 2022 and December 31, 2021, respectively. Our marketable securities primarily consist of corporate bonds, municipal bonds, and U.S. government, U.S. agency debt securities, and U.S. treasury bills as of June 30, 2022 and December 31, 2021.

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

However, our expectations regarding the cash that may be provided by our operations and our cash needs in future periods could turn out to be wrong. For instance, cash provided by our operations has in the past experienced fluctuations from period to period, which we expect may continue in the future. These fluctuations can occur because of a variety of factors, including, among others, factors relating to the ongoing COVID-19 pandemic, including demand for our COVID-19 tests, the amount and timing of sales of billable tests, the prices we charge for our tests due to changes in product mix, customer mix, general price degradation for tests, funding of government programs from which we receive government funding, or other factors, the rate and timing of our billing and collections cycles and the timing and amount of our commitments and other payments. Moreover, even if our liquidity expectations are correct, we may still seek to raise additional capital through securities offerings, credit facilities or other debt financings, asset sales or collaborations or licensing arrangements.

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

Cash Flows

The following table summarizes our cash flows for each of the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$199,537	$309,290
Net cash used in investing activities	$(213,004)	$(371,496)
Net cash (used in) provided by financing activities	$(12,086)	$75,240

Operating Activities

Cash provided by operating activities in the six months ended June 30, 2022 was $199.5 million. The difference between net income and cash provided by operating activities for the period was primarily due to the effects of $18.7 million in provision for credit losses, $13.6 million in equity-based compensation expenses, $13.0 million in the depreciation and amortization, $3.2 million in amortization of premium of marketable securities, $1.7 million in noncash lease expense, $1.0 million in unrecognized tax benefits, and partially offset by a negative impact of $7.6 million increased deferred tax assets. Cash provided by operating activities decreased between periods primarily due to decreases of $10.3 million in accounts payable related to timing of payments, $1.7 million in operating and finance lease liabilities, and an increase of $1.9 million in other current and long-term assets primary related to increased prepaid insurance premium, and partially offset by an increase of $2.0 million in income tax payable due to the timing of the payment and a decrease of $1.8 million in trade accounts receivable due to timing of collections.

Cash provided by operating activities in the six months ended June 30, 2021 was $309.3 million. The difference between net income and cash provided by operating activities for the period was primarily due to the effects of $6.5 million in equity-based compensation expenses and $4.3 million in the depreciation and amortization. Cash provided by operating activities increased between periods primarily due to an increase of $44.7 million in customer deposit due to payments received from customers in excess of their outstanding trade accounts receivable balances, and a decrease of $32.5 million in trade receivable due to timing of payments, and partially offset by the negative impact of decreases of $26.9 million in income tax payable due to the estimated tax payments made during the current period, $19.7 million in contract liabilities due to timing of payments, $10.3 million in accounts payable due to the timing of payments, and an increase of $6.0 million in other current and long-term assets related to additions in reagents and supplies.

Investing Activities

Cash used in investing activities in the six months ended June 30, 2022 was $213.0 million, which primarily related to $245.5 million on purchase of marketable securities and $137.8 million payment related to acquisition of Inform Diagnostics, $15.0 million investment in private equity securities, $10.0 million contingent consideration payment made in current period related to a business combination in 2021, purchase of $8.6 million of fixed assets, and partially offset by proceeds of $133.4 million from sale of marketable securities and $70.4 million related to maturities of marketable securities.

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

Financing Activities

Cash used in financing activities in the six months ended June 30, 2022 was $12.1 million, which primarily related to $10.6 million repurchase of common stock and $930,000 related to common stock withholding for employee tax obligations.

Cash provided by financing activities in the six months ended June 30, 2021 was $75.2 million, which primarily represents net proceeds from an equity distribution agreement we entered in 2020.

Stock Repurchase Program

In March 2022, our Board authorized a $250.0 million stock repurchase program. The stock repurchase program has no expiration from the date of authorization. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions.

During the three months ended June 30, 2022, we repurchased approximately $10.6 million of our common stock under our stock repurchase programs. As of June 30, 2022, a total of approximately $239.4 million remained available for future repurchases of our common stock under our stock repurchase programs.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control (as required by Rule 13a-15(b) under the Exchange Act) over the financial reporting during the three months ended June 30, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the risk factors set forth in Part I, Item 1A of the 2021 Annual Report.

We may be required to modify our business practices, pay fines, incur significant expenses or experience losses due to litigation and/or governmental investigations.

From time to time and in the ordinary course of our business, we may be subject to litigation or governmental investigation on a variety of matters in the United States or foreign jurisdictions, including, without limitation, regulatory, intellectual property, product liability, antitrust, consumer, false claims, whistleblower, Qui Tam, privacy, anti-kickback, anti-bribery, environmental, commercial, securities and employment litigation and claims and other legal proceedings that may arise from the conduct of our business. Our activities relating to our products and services are subject to extensive regulation in the United States and foreign jurisdictions. Like many companies in our industry, we have in the ordinary course of business received inquiries, subpoenas, civil investigative demand, or CIDs, and other types of information requests from government authorities. We have received a CID issued by the U.S. Department of Justice pursuant to the False Claims Act related to its investigation of allegations of medically unnecessary laboratory testing, improper billing for laboratory testing, and remuneration received or provided in violation of the Anti-Kickback Statute and the Stark Law. This CID requests information and records relating to certain of our customers named in the CID which represent a small portion of our revenues. On June 29, 2022, we became aware that the SEC is conducting a non-public investigation when we received a subpoena requesting information regarding certain of our Exchange Act reports for 2018 through the first quarter of 2020. We are fully cooperating with both the SEC and the U.S. Department of Justice to promptly respond to the requests for information in the CID and the SEC subpoena, and do not presently expect this CID, the SEC subpoena or any resulting or related investigations to have a material adverse impact on our business. However, we cannot predict when the investigations will be resolved, the outcome of the investigations or its potential impact on our business which may ultimately be greater than we expect. In addition, responding to this CID and SEC subpoena, and any litigation or government investigation generally, diverts the attention of our management team and diverts resources from our core business. As such, the time and attention of our management team in responding to these matters may limit their time available to devote to our business, and we may also incur significant expenses or experience losses in relation to these matters. As a result of these matters, we may also be required to alter the conduct of our operations or be subject to other penalties. Any of these circumstances may adversely affect our business, prospects, reputation and results of operations.

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

Information on Share Repurchases

The number of shares of common stock repurchased by the Company during the second quarter of 2022 and the average price paid per share are as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share (1)	(c) Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
May 2022 (5/1/2022 - 5/31/2022)	30,000	$49.56	30,000	$248,515,000
June 2022 (6/1/2022 - 6/30/2022)	185,000	$48.97	185,000	$239,429,000
Total	215,000	$49.05	215,000

(1) Includes commissions for the shares repurchased under the stock repurchase program.

Item 5. Other Information

On August 1, 2022, the board of directors of the Company appointed Dr. Michael Nohaile and Dr. Leonard E. Post to serve as members of the board of directors. Following the appointments of Dr. Nohaile and Dr. Post to the board of directors, the Company reconstituted its committees as set indicated in the chart below:

Director	Audit	Compensation	Nominating & Governance
John Bolger	Chair	X	X
Linda Marsh	X	Chair	X
Michael Nohaile	X	X	X
Leonard Post			Chair

Dr. Nohaile and Dr. Post will receive compensation for their service as members of the Company’s board of directors in accordance with the Company’s Amended and Restated Non-Employee Director Compensation Policy filed as Exhibit 10.39 of the 2021 Annual Report, as may be amended from time to time.

Also, in connection with their appointments to the board of directors, Dr. Nohaile and Dr. Post, each, entered into an indemnification agreement, or the Indemnification Agreement, with the Company. The Indemnification Agreement is substantially the same as the form of indemnification agreement that the Company has entered into with its other directors, a copy of which was filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-213469), filed with the SEC on September 2, 2016. The Indemnification Agreement provides that the Company will indemnify the relevant director for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by him in any action or proceeding arising out of his service as a director.

There are no arrangements or understandings between Dr. Nohaile and any other persons pursuant to which Dr. Nohaile was elected as a director of the Company, and there are no arrangements or understandings between Dr. Post and any other persons pursuant to which Dr. Post was elected as a director of the Company. Dr. Nohaile and Dr. Post will serve as directors of the Company until the next annual meeting of stockholders of the Company or until the earlier of their respective death, resignation removal or election or appointment of their respective successors.

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

FULGENT GENETICS, INC.

Date: August 4, 2022	By:	/s/ Ming Hsieh
Ming Hsieh
Chief Executive Officer (principal executive officer)

Date: August 4, 2022	By:	/s/ Paul Kim
Paul Kim
Chief Financial Officer (principal financial and accounting officer)