Form 10-Q
period 2022-09-30
Fulgent Genetics, Inc.
filed 2022-11-07
CIK 1674930

ff

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 1, 2022, there were 29,438,052 outstanding shares of the registrant’s common stock.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FULGENT GENETICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value data)

(unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$168,770	$164,894
Marketable securities	402,290	285,605
Trade accounts receivable, net of allowance for credit losses of $35,410 and $11,217	104,159	138,912
Other current assets	21,395	22,549
Total current assets	696,614	611,960
Marketable securities, long-term	346,946	485,047
Redeemable preferred stock investment	11,233	21,965
Fixed assets, net	81,807	62,287
Intangible assets, net	87,853	35,914
Goodwill	120,313	50,897
Other long-term assets	61,016	10,650
Total assets	$1,405,782	$1,278,720
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$14,481	$20,494
Accrued liabilities	25,101	17,689
Income tax payable	426	787
Contract liabilities	2,603	14,570
Customer deposit	25,810	19,806
Investment margin loan	14,999	15,137
Contingent consideration	—	10,000
Notes payable, current portion	5,481	6,147
Other current liabilities	13,621	680
Total current liabilities	102,522	105,310
Unrecognized tax benefits	1,826	725
Other long-term liabilities	20,037	6,805
Total liabilities	124,385	112,840
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value per share, 50,000 shares authorized, 30,677 shares issued and 29,681 shares outstanding and 30,160 shares issued and outstanding	3	3
Preferred stock, $0.0001 par value per share, 1,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	477,814	501,908
Accumulated other comprehensive loss	(25,602)	(759)
Retained earnings	824,832	657,597
Total Fulgent stockholders' equity	1,277,047	1,158,749
Noncontrolling interest	4,350	7,131
Total stockholders’ equity	1,281,397	1,165,880
Total liabilities and stockholders’ equity	$1,405,782	$1,278,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$105,655	$227,868	$551,264	$740,913
Cost of revenue	59,560	43,466	197,350	153,399
Gross profit	46,095	184,402	353,914	587,514
Operating expenses:
Research and development	7,507	6,021	20,401	16,755
Selling and marketing	9,859	6,012	28,665	16,239
General and administrative	26,266	12,299	82,281	28,630
Amortization of intangible assets	2,006	797	4,487	797
Restructuring costs	105	—	3,001	—
Total operating expenses	45,743	25,129	138,835	62,421
Operating income	352	159,273	215,079	525,093
Interest and other income, net	1,405	496	2,408	1,382
Income before income taxes and gain on equity method investment	1,757	159,769	217,487	526,475
Provision for income taxes	414	37,545	51,488	127,647
Income before gain on equity method investment	1,343	122,224	165,999	398,828
Gain on equity method investment	—	—	—	3,734
Net income from consolidated operations	1,343	122,224	165,999	402,562
Net loss attributable to noncontrolling interests	376	298	1,236	463
Net income attributable to Fulgent	$1,719	$122,522	$167,235	$403,025

Net income per common share attributable to Fulgent:
Basic	$0.06	$4.13	$5.53	$13.79
Diluted	$0.06	$3.93	$5.38	$13.04

Weighted-average common shares:
Basic	30,174	29,673	30,256	29,221
Diluted	30,867	31,170	31,107	30,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income from consolidated operations	$1,343	$122,224	$165,999	$402,562
Other comprehensive income (loss):
Foreign currency translation loss	(1,925)	(114)	(3,680)	(78)
Net (loss) gain on available-for-sale debt securities, net of tax	(2,502)	142	(22,708)	(587)
Comprehensive (loss) income from consolidated operations	(3,084)	122,252	139,611	401,897
Net loss attributable to noncontrolling interest	376	298	1,236	463
Foreign currency translation loss attributable to noncontrolling interest	1,242	25	1,545	15
Comprehensive loss attributable to noncontrolling interest	1,618	323	2,781	478
Comprehensive (loss) income attributable to Fulgent	$(1,466)	$122,575	$142,392	$402,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Fulgent Stockholders' Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Fulgent Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2021	30,160	$3	$501,908	$(759)	$657,597	$1,158,749	$7,131	$1,165,880
Equity-based compensation	—	—	5,616	—	—	5,616	—	5,616
Exercise of common stock options	3	—	16	—	—	16	—	16
Restricted stock awards	172	—	—	—	—	—	—	—
Common stock withholding for employee tax obligations	(8)	—	(494)	—	—	(494)	—	(494)
Other comprehensive income (loss)	—	—	—	(11,734)	—	(11,734)	119	(11,615)
Net income (loss)	—	—	—	—	153,979	153,979	(422)	153,557
Balance at March 31, 2022	30,327	3	507,046	(12,493)	811,576	1,306,132	6,828	1,312,960
Equity-based compensation	—	—	8,030	—	—	8,030	—	8,030
Exercise of common stock options	1	—	3	—	—	3	—	3
Restricted stock awards	161	—	—	—	—	—	—	—
Common stock withholding for employee tax obligations	(8)	—	(436)	—	—	(436)	—	(436)
Repurchase of common stock	(215)	—	(10,577)	—	—	(10,577)	—	(10,577)
Other comprehensive loss	—	—	—	(9,924)	—	(9,924)	(422)	(10,346)
Net income (loss)	—	—	—	—	11,537	11,537	(438)	11,099
Balance at June 30, 2022	30,266	$3	$504,066	$(22,417)	$823,113	$1,304,765	$5,968	$1,310,733
Equity-based compensation	—	—	8,972	—	—	8,972	—	8,972
Restricted stock awards	203	—	—	—	—	—	—	—
Common stock withholding for employee tax obligations	(8)	—	(522)	—	—	(522)	—	(522)
Repurchase of common stock	(780)	—	(34,702)	—	—	(34,702)	—	(34,702)
Other comprehensive loss	—	—	—	(3,185)	—	(3,185)	(1,242)	(4,427)
Net income (loss)	—	—	—	—	1,719	1,719	(376)	1,343
Balance at September 30, 2022	29,681	$3	$477,814	$(25,602)	$824,832	$1,277,047	$4,350	$1,281,397

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

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flow from operating activities:
Net income from consolidated operations	$165,999	$402,562
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	22,618	10,862
Depreciation and amortization	22,860	7,513
Provision for credit losses	25,256	4,107
Noncash lease expense	3,311	682
Loss on disposal of fixed asset	300	779
Amortization of premium of marketable securities	4,230	5,490
Deferred taxes	(4,934)	(6,574)
Unrecognized tax benefits	1,101	157
Net loss on marketable securities	626	595
Gain on equity method investment	—	(3,734)
Other	(23)	(22)
Changes in operating assets and liabilities:
Trade accounts receivable	24,214	65,003
Other current and long-term assets	3,722	(2,086)
Accounts payable	(32,331)	(9,002)
Income tax payable	(400)	(35,444)
Accrued liabilities and other liabilities	(12,905)	21,252
Operating and finance lease liabilities	(3,331)	(649)
Net cash provided by operating activities	220,313	461,491
Cash flow from investing activities:
Purchase of marketable securities	(257,267)	(523,939)
Acquisition of businesses, net of cash acquired	(137,755)	(61,868)
Purchase of preferred stock of privately held company	(15,000)	—
Purchases of fixed assets	(14,053)	(17,829)
Contingent consideration payout related to a business acquisition	(10,000)	—
Purchase of redeemable preferred stock	—	(20,000)
Proceeds from sale of fixed assets	240	22
Maturities of marketable securities	131,713	61,516
Proceeds from sale of marketable securities	133,407	155,809
Net cash used in investing activities	(168,715)	(406,289)
Cash flow from financing activities:
Repurchase of common stock	(45,279)	—
Common stock withholding for employee tax obligations	(1,452)	(3,467)
Repayment of notes payable	(367)	—
Principal paid for finance lease	(469)	(3)
Proceeds from exercise of stock options	19	85
Proceeds from public offerings of common stock, net of issuance costs	—	75,626
Proceeds from noncontrolling interest	—	10
Net cash (used in) provided by financing activities	(47,548)	72,251
Effect of exchange rate changes on cash and cash equivalents	(174)	(2)
Net increase in cash and cash equivalents	3,876	127,451
Cash and cash equivalents at beginning of period	164,894	87,426
Cash and cash equivalents at end of period	$168,770	$214,877
Supplemental disclosures of cash flow information:
Income taxes paid	$56,181	$169,540
Supplemental disclosures of non-cash investing and financing activities:
Purchases of marketable securities in other current liabilities	$12,905	$20,092
Contingent consideration for business acquisition included in other current liabilities	$—	$8,500
Purchases of fixed assets in accounts payable	$1,690	$2,279
Purchases of fixed assets in notes payable	$3,833	$—
Operating lease right-of-use assets obtained in exchange for lease liabilities	$52	$1,706
Finance lease right-of-use assets obtained in exchange for lease liabilities	$573	$—
Operating lease right-of-use assets reduced due to lease modification and termination	$66	$399

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

Trade Accounts Receivable and Allowance for Credit Losses

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains an allowance for credit losses for expected uncollectible trade accounts receivable, which is recorded as an offset to trade accounts receivable, and changes in allowance for credit losses are classified as a general and administrative expense in the accompanying Condensed Consolidated Statements of Income. The Company assesses collectability by reviewing trade accounts receivable on a collective basis where similar risk characteristics exist and on an individual basis when it identifies specific customers that have deterioration in credit quality such that they may no longer share similar risk characteristics with the other receivables. In determining the amount of the allowance for credit losses, the Company uses a probability-of-default and loss given default model, which allows the ability to define a point of default and measure credit losses for receivables that have reached the point of default for purposes of calculating the allowance for credit losses. Loss given default represents the likelihood that a receivable that has reached the point of default will not be collected in full. The Company updates its probability-of-default and loss given default factors annually to incorporate the most recent historical data and adjusts the quantitative portion of the reserve through its qualitative reserve overlay. The Company looks at qualitative factors such as general economic conditions in determining expected credit losses. During the three and nine months ended September 30, 2022, the Company recorded $6.5 million and $25.3 million of provision for credit losses for trade accounts receivable, respectively. During the three and nine months ended September 30, 2021, the Company recorded $848,000 and $4.1 million of provision for credit losses for trade accounts receivable, respectively.

Redeemable Preferred Stock Investment

The redeemable preferred stock investment of $11.2 million as of September 30, 2022 represents the fair value of redeemable preferred stock of a private company that the Company purchased in July 2021. The investment is classified as available-for-sale debt securities. The fair value of available-for-sale debt security is included in the Consolidated Statement of Balance Sheets. Unrealized losses of $748,000 and $10.7 million were excluded from earnings and reported in other comprehensive loss for the three and nine months ended September 30, 2022. There was no unrealized gain or loss in the three and nine months ended September 30, 2021. Since the Company intends on holding the preferred stock, and the preferred stock is not redeemable until July 2027, the investment is recorded as a long-term investment.

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

Loss from these translations were $1.9 million and $3.7 million in the three and nine months ended September 30, 2022, respectively. Loss from these translations were not significant in the three and nine months ended September 30, 2021. The Company and its subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, whereas reagents and supplies, property and nonmonetary assets and liabilities are measured at historical rates. Losses from these remeasurements were not significant in the three and nine months ended September 30, 2022 and 2021.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of net unrealized gain or loss on available-for-sale debt securities, net of tax, and foreign currency translation adjustments from the Company's subsidiaries not using the U.S. dollar as their functional currency. Reclassifications from other comprehensive income (loss) to net earnings were not significant in the three and nine months ended September 30, 2022 and 2021. The tax effects related to net unrealized loss on available-for-sale debt securities were $3.6 million and $9.4 million in the three and nine months ended September 30, 2022, respectively. The tax effects were not significant in the three and nine months ended September 30, 2021.

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

The Company leases and subleases out space in buildings it owns or leases to third-party tenants or subtenants under noncancelable operating leases. The Company recognizes lease payments as income over the lease terms on a straight-line basis and recognizes variable lease payments as income in the period in which the changes in facts and circumstances on which the variable lease payments are based occur. The net rental income is included in the interest and other income, net, in the accompanying Condensed Consolidated Statements of Income.

Concentration of Customers

In certain periods, a small number of customers have accounted for a significant portion of the Company’s revenue. After aggregating customers that are under common control or affiliation, one customer contributed 13% and 21% of the Company's revenue for the three and nine months ended September 30, 2022, respectively. Two customers contributed 31% and 11%, respectively, of the Company’s revenue for the three months ended September 30, 2021, and one customer contributed 26% of the Company’s revenue for the nine months ended September 30, 2021. No single customer comprised 10% or more of total accounts receivable as of September 30, 2022 and December 31, 2021.

Disaggregation of Revenue

The Company classifies its customers into three payor types: (i) Insurance, including claim reimbursement from the U.S. Health Resources and Services Administration, or HRSA, for uninsured individuals, (ii) Institutional customers, including hospitals, medical institutions, other laboratories, governmental bodies, municipalities and large corporations, or (iii) Patients who pay directly, as the Company believes this best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. The following table summarizes revenue from contracts with customers by payor type for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Testing Services by payor
Insurance	$63,030	$143,276	$337,497	$400,354
Institutional customers	42,280	84,401	212,980	339,572
Patients	345	191	787	987
Total Revenue	$105,655	$227,868	$551,264	$740,913

The insurance revenue category above includes zero and $81.9 million for the three months ended September 30, 2022 and 2021, respectively, and $92.7 million and $231.5 million for the nine months ended September 30, 2022 and 2021, respectively, for services related to claims covered by the HRSA COVID-19 Uninsured Program. The HRSA program stopped accepting claims at 11:59 p.m. on March 22, 2022.

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

Contract Balances

Receivables from contracts with customers - Receivables from contracts with customers are included within trade accounts receivable on the Condensed Consolidated Balance Sheets. Net receivable from Insurance and Institutional customers represented 78% and 22%, respectively, as of September 30, 2022. Net receivable from Insurance and Institutional customers represented 47% and 53%, respectively, as of December 31, 2021.

Contracts assets and liabilities - Contract assets from contracts with customers associated with contract execution and certain costs to fulfill a contract are included in other current assets in the accompanying Condensed Consolidated Balance Sheets. Contract liabilities are recorded when the Company receives payment prior to completing its obligation to transfer goods or services to a customer. Contract liabilities are included in the Condensed Consolidated Balance Sheets. Revenues of $8.5 million and $5.7 million were recognized for the three months ended September 30, 2022 and 2021, respectively, and $14.4 million and $26.4 million were recognized for the nine months ended September 30, 2022 and 2021, respectively, related to contract liabilities at the beginning of the respective periods.

Reagents and Supplies

The Company maintains reagents and other consumables primarily used in sample collections and testing which are valued at the lower of cost or net realizable value. Cost is determined using actual costs on a first-in, first-out basis. The reagents and supplies were included in other current assets in the accompanying Condensed Consolidated Balance Sheets.

Customer Deposit

Customer deposit in the accompanying Condensed Consolidated Balance Sheets consists of payments received from customers in excess of their outstanding trade accounts receivable balances or amounts customers believe were potentially paid in error. These deposits will be offset against future testing receivables or refunded to the customers. The largest deposit as of September 30, 2022 was recorded in the amount of $16.0 million.

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

Restructuring Costs

Restructuring costs represent one-time employee termination benefits provided to employees associated with a newly acquired entity that were involuntarily terminated. A plan of termination was approved and authorized by management in the second quarter of 2022. The plan identified specific employees to be terminated and established terms of benefits those employees would receive upon termination. Total restructuring costs incurred in the three and nine months ended September 30, 2022 were $105,000 and $3.0 million, respectively, and payable balance as of September 30, 2022 was $2.0 million, which is included in accrued liabilities in the accompanying Condensed Consolidated Balance Sheets. No additional costs are expected to be incurred under the plan of termination, and the payable balance is expected to be paid off by August 2023. There were no such costs in the prior fiscal year.

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

Note 3. Equity and Debt Securities

The Company’s equity and debt securities consisted of the following:

	September 30, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Equity securities:
Long-term
Preferred stock of privately held company	$15,000	$—	$—	15,000
Total equity securities	15,000	—	—	15,000
Available-for-sale debt securities
Short-term
U.S. government debt securities	181,333	—	(2,824)	178,509
Corporate debt securities	124,181	—	(2,120)	122,061
Money market accounts	87,382	—	—	87,382
U.S. treasury bills	72,522	6	(285)	72,243
U.S. agency debt securities	32,505	—	(483)	32,022
Municipal bonds	8,058	—	(123)	7,935
Yankee debt securities	7,582	—	(147)	7,435
Less: Cash equivalents	(105,292)	(5)	—	(105,297)
Total debt securities due within 1 year	408,271	1	(5,982)	402,290
After 1 year through 5 years
U.S. government debt securities	181,464	—	(8,261)	173,203
Corporate debt securities	114,848	—	(6,584)	108,264
U.S. agency debt securities	52,230	—	(3,467)	48,763
Municipal bonds	12,929	—	(382)	12,547
Yankee debt securities	753	—	(100)	653
Redeemable preferred stock investment	20,000	—	(8,767)	11,233
Total debt securities due after 1 year through 5 years	382,224	—	(27,561)	354,663
After 5 years through 10 years
Municipal bonds	3,654	—	(138)	3,516
Total debt securities due after 5 years through 10 years	3,654	—	(138)	3,516
Total available-for-sale debt securities	794,149	1	(33,681)	760,469
Total equity and debt securities	$809,149	$1	$(33,681)	$775,469

	December 31, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Equity securities:
Short-term
Bond funds	$99,314	$—	$(515)	$98,799
Exchange traded funds	35,174	—	(174)	35,000
Total equity securities	134,488	—	(689)	133,799
Available-for-sale debt securities
Short-term
Corporate debt securities	92,116	24	(148)	91,992
Money market accounts	77,067	—	—	77,067
U.S. government debt securities	51,318	—	(81)	51,237
Municipal bonds	4,980	—	(12)	4,968
Yankee debt securities	3,615	—	(6)	3,609
Less: Cash equivalents	(77,067)	—	—	(77,067)
Total debt securities due within 1 year	152,029	24	(247)	151,806
After 1 year through 5 years
Corporate debt securities	242,421	29	(1,913)	240,537
U.S. Government debt securities	147,699	7	(786)	146,920
U.S. agency debt securities	70,069	—	(535)	69,534
Municipal bonds	11,920	13	(11)	11,922
Yankee debt securities	8,633	—	(89)	8,544
Total debt securities due after 1 year through 5 years	480,742	49	(3,334)	477,457
After 5 years through 10 years
Municipal bonds	7,633	—	(43)	7,590
Redeemable preferred stock investment	20,000	1,965	—	21,965
Total debt securities due after 5 years through 10 years	27,633	1,965	(43)	29,555
Total available-for-sale debt securities	660,404	2,038	(3,624)	658,818
Total equity and debt securities	$794,892	$2,038	$(4,313)	$792,617

Gross unrealized losses on the Company’s equity and debt securities were $33.7 million as of September 30, 2022. Gross unrealized losses on the Company’s equity and debt securities were $4.3 million as of December 31, 2021. The Company did not recognize any credit losses during the three and nine months ended September 30, 2022 and 2021.

The Company’s securities of $489.7 million are used as collateral for an outstanding margin account borrowing. As of September 30, 2022, the Company had an outstanding borrowing of $15.0 million under its margin account. Margin account borrowings were used for the purchase of real property located in El Monte, California in 2020.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the above three-tier fair value hierarchy:

	September 30, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Equity securities, debt securities and cash equivalents:
U.S. government debt securities	$351,712	$—	$351,712	$—
Corporate debt securities	230,325	—	230,325	—
Money market accounts	87,382	87,382	—	—
U.S. agency debt securities	80,785	—	80,785	—
U.S. treasury bills	72,243	72,243	—	—
Municipal bonds	23,998	—	23,998	—
Preferred stock of privately held company	15,000	—	—	15,000
Redeemable preferred stock investment	11,233	—	—	11,233
Yankee debt securities	8,088	—	8,088	—
Total equity securities, debt securities and cash equivalents	$880,766	$159,625	$694,908	$26,233

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Equity securities, debt securities and cash equivalents:
Corporate debt securities	$332,529	$—	$332,529	$—
U.S. government debt securities	198,157	—	198,157	—
Bond funds	98,799	98,799	—	—
U.S. agency debt securities	69,534	—	69,534	—
Exchange traded funds	35,000	35,000	—	—
Municipal bonds	24,480	—	24,480	—
Yankee debt securities	12,153	—	12,153	—
Redeemable preferred stock investment	21,965	—	—	21,965
Money market accounts	77,067	77,067	—	—
Total equity securities, debt securities and cash equivalents	$869,684	$210,866	$636,853	$21,965

The Company’s Level 1 assets include bond funds, exchange traded funds, U.S. treasury bills, and money market instruments and are valued based upon observable market prices. Level 2 assets consist of U.S. government and U.S. agency debt securities, municipal bonds, corporate debt securities and Yankee debt securities. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. As of September 30, 2022, the Company had $15.0 million of preferred stock of a privately held company, which was included in other long-term assets in the accompanying Condensed Consolidated Balance Sheets, and $11.2 million of redeemable preferred stock of a private company that were measured using unobservable (Level 3) inputs. The fair value of redeemable preferred stock as of September 30, 2022 and December 31, 2021 was based on valuation performed by a third-party valuation company utilizing the guideline public company method under market approach and the discounted cash flow method under income approach. For the value of the investment in private equity securities, the Company elected to measure it at cost minus impairment, as the preferred stock of the privately held company did not have a readily determinable fair value, and no impairment loss was recorded as of September 30, 2022.

There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2022 and 2021.

Note 5. Fixed Assets

Major classes of fixed assets consisted of the following:

		September 30,	December 31,
	Useful Lives	2022	2021
		(in thousands)
Medical lab equipment	1 to 12 Years	$48,570	$35,930
Leasehold improvements	Shorter of lease term or estimated useful life	11,175	4,003
Computer hardware	1 to 5 Years	6,906	5,661
Computer software	1 to 5 Years	6,793	1,408
Building	39 Years	6,731	6,731
Aircraft	7 Years	6,503	6,503
Building improvements	6 months to 39 Years	5,749	3,936
Furniture and fixtures	1 to 5 Years	4,160	2,255
Automobile	2 to 7 Years	811	825
Land improvements	5 to 15 Years	616	403
General equipment	3 to 5 Years	44	44
Land		7,500	7,500
Assets not yet placed in service		12,215	6,718
Total		117,773	81,917
Less: Accumulated depreciation		(35,966)	(19,630)
Fixed assets, net		$81,807	$62,287

Depreciation expenses on fixed assets totaled $7.6 million and $2.5 million for the three months ended September 30, 2022 and 2021, respectively, and $17.9 million and $6.7 million for the nine months ended September 30, 2022 and 2021, respectively.

Note 6. Other Balance Sheet Accounts

Other current assets consisted of the following:

	September 30,	December 31,
	2022	2021
	(in thousands)
Prepaid expenses	$8,399	$4,244
Reagents and supplies	7,509	12,206
Marketable securities interest receivable	2,733	2,743
Prepaid income taxes	2,055	1,716
Other receivable	699	1,403
Contract assets	—	237
Total	$21,395	$22,549

Reagents and supplies include reagents and consumables used for COVID-19 testing and genetics testing and collection kits for COVID-19 testing.

Other current liabilities consisted of the following:

	September 30,	December 31,
	2022	2021
	(in thousands)
Payable to a broker	$12,905	$—
Other	716	680
Total	$13,621	$680

The payable to a broker was for marketable securities purchased before the period-end that did not settle until after period-end.

Note 7. Reporting Segment and Geographic Information

The Company views its operations and manages its business in one reporting segment. Long-lived assets were primarily located in the United States as of September 30, 2022 and December 31, 2021. Revenue by region during the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Revenue:
United States	$101,515	$223,685	$540,801	$731,084
Foreign	4,140	4,183	10,463	9,829
Total	$105,655	$227,868	$551,264	$740,913

Note 8. Debt, Commitments and Contingencies

Debt

As of September 30, 2022, the Company had an outstanding borrowing of $15.0 million under its margin account with the custodian of the Company’s marketable debt security investment account, Pershing Advisor Solutions, LLC, a BNY Mellon Company. Margin account borrowings were used for the purchase of real property located in El Monte, California in 2020. The securities in the brokerage account were used as collateral for the margin loan. The custodian can issue a margin call at any time. The interest rate on the margin loan was the effective federal funds rate, or EFFR, plus a spread. The EFFR and/or the spread can be changed by BNY Mellon at any time. The interest was 1% at the time of withdrawal of $15.0 million from the margin account, and the interest rate at September 30, 2022 was 3%. The Company did not make any other withdrawals from the margin account, and the outstanding balance is included in the accompanying Condensed Consolidated Balance Sheets. The related interest expenses for the three and nine months ended September 30, 2022 were $105,000 and $185,000, respectively. The related interest expenses for the three and nine months ended September 30, 2021 were $30,000 and $88,000, respectively.

Notes payable as of September 30, 2022 consisted of $3.8 million of notes payable related to an installment sale contract the Company entered in February 2022 for a building and $5.0 million of notes payable to Xilong Scientific Co., or Xilong Scientific, by Fujian Fujun Gene Biotech Co., Ltd., or FF Gene Biotech. The notes payable related to the installment sale are due in February 2030, and the interest rate is 1.08%. The current portion and noncurrent portion are $461,000 and $3.4 million, respectively, and the noncurrent portion is included in the other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. The notes payable to Xilong Scientific are due on December 31, 2022, and the interest rate on the loan is 4.97%. The related interest expenses for the three and nine months ended September 30, 2022 were $75,000 and $231,000, respectively. The related interest expenses for the three and nine months ended September 30, 2021 were $74,000. The Company did not have the installment sale contract in 2021.

Operating Leases

See Note 9, Leases, for further information.

Purchase Obligations

As of September 30, 2022, the Company had non-cancelable purchase obligations of $15.8 million, of which, $5.5 million for computer software and hardware, $5.2 million for reagents and other supplies, $3.2 million for services, and $1.4 million for medical lab equipment are payable within twelve months, and $485,000 for services is payable within the next twenty-four months.

Contingencies

From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the outcome of these matters would not have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

The Company has received a Civil Investigative Demand, or CID, issued by the U.S. Department of Justice pursuant to the False Claims Act related to its investigation of allegations of medically unnecessary laboratory testing, improper billing for laboratory testing, and remuneration received or provided in violation of the Anti-Kickback Statute and the Stark Law. This CID requests information and records relating to certain of the Company’s customers named in the CID, which represent a small portion of the Company’s revenues. The Company is fully cooperating with the U.S. Department of Justice to promptly respond to the requests for information in this CID, and does not presently expect this CID or resulting investigation to have a material adverse impact. However, the Company cannot predict when the investigation will be resolved, the outcome of the investigation or its potential impact, which may ultimately be greater than what the Company currently expects.

Note 9. Leases

Lessee

The Company is party as a lessee to various non-cancelable operating leases with varying terms through March 2028 primarily for laboratory and office space and equipment. The Company has options to renew some of these leases after their expirations. On a lease-by-lease basis, the Company considers such options, which may be elected at the Company’s sole discretion, in determining the lease term. The Company also has four finance leases for lab equipment through December 2026, one of which was acquired in a recent business combination. The Company retained acquirees’ classification of its leases. The Company does not have any leases with variable lease payments. The Company’s operating lease agreements do not contain any residual value guarantees, material restrictive covenants, bargain purchase options or asset retirement obligations.

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

The operating and finance lease right-of-use asset, short-term lease liabilities, and long-term lease liabilities as of September 30, 2022 and December 31, 2021 were as follows:

	September 30,	December 31,
	2022	2021
	(in thousands)
Operating lease ROU asset, net	$16,363	$7,141
Operating lease liabilities, short term	$6,184	$1,842
Operating lease liabilities, long term	$10,282	$5,344
Finance lease ROU asset, net	$3,010	$1,735
Finance lease liabilities, short term	$927	$332
Finance lease liabilities, long term	$2,050	$1,398

The following was operating and finance lease expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Operating lease cost	$1,770	$429	$3,674	$730
Finance lease cost:
Amortization of ROU assets	225	3	490	3
Interest on lease liabilities	31	—	66	—
Short-term lease cost	112	53	1,042	245
Total lease cost	$2,138	$485	$5,272	$978

Supplemental information related to operating leases and finance lease was the following:

September 30, 2022
Weighted average remaining lease term - operating leases	3.39 years
Weighted average discount rate - operating leases	3.82%
Weighted average remaining lease term -finance lease	3.33 years
Weighted average discount rate - finance lease	3.98%

The following is a maturity analysis of operating and finance lease liabilities using undiscounted cash flows on an annual basis with renewal periods included:

	Operating Leases	Finance Lease
	(in thousands)
Year Ending December 31,
2022 (remaining 3 months)	$1,717	$207
2023	6,579	1,033
2024	4,063	1,026
2025	2,112	544
2026	1,521	366
2027	1,360	—
Thereafter	217	—
Total lease payments	17,569	3,176
Less imputed interest	(1,103)	(199)
Total	$16,466	$2,977

Lessor

The Company leases out space in buildings it owns and leases to third-party tenants under noncancelable operating leases. As of September 30, 2022, the remaining lease terms left range from 3 months to 16 months, including renewal options and may include rent escalation clauses. Lease income primarily represents fixed lease payments from tenants recognized on a straight-line basis over the application lease term. Variable lease income represents tenant payments for real estate taxes, insurance and maintenance.

The lease income was included in interest and other income, net, in the accompanying Condensed Consolidated Statements of Income. Total lease income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Lease income	$48	$78	$229	$315
Variable lease income	—	1	12	6
Total lease income	$48	$79	$241	$321

Future fixed lease payments from tenants for all noncancelable operating leases as of September 30, 2022 are as follows:

Lease Payments
from Tenants
(in thousands)
Year Ending December 31,
2022 (remaining 3 months)	$40
2023	93
2024	3
2025	—
Total	$136

Note 10. Equity-Based Compensation

The Company has included equity-based compensation expense as part of cost of revenue and operating expenses in the accompanying Condensed Consolidated Statements of Income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$2,475	$962	$6,183	$2,328
Research and development	2,687	1,757	7,110	4,461
Selling and marketing	1,243	693	3,148	1,739
General and administrative	2,567	962	6,177	2,334
Total	$8,972	$4,374	$22,618	$10,862

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

The Company recorded consolidated provision for income taxes of $414,000 and $51.5 million for the three and nine months ended September 30, 2022, respectively, compared with $37.5 million and $127.6 million for the three and nine months ended September 30, 2021, respectively. The Company’s effective tax rates was 24% for the three and nine months ended September 30, 2022, respectively, compared with 23% and 24% for the three and nine months ended September 30, 2021, respectively.

The Company is not currently under examination by any major income tax jurisdiction. During 2022, the statutes of limitations will lapse on the Company's 2018 federal tax year and certain 2017 and 2018 state tax years. The Company does not believe the federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the interim financial statements for the three and nine months ended September 30, 2022 and 2021.

Note 12. Income per Share

The following table presents the calculation of basic and diluted income per share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except per share data)
Net income attributable to Fulgent	$1,719	$122,522	$167,235	$403,025
Weighted-average common shares—outstanding, basic	30,174	29,673	30,256	29,221
Weighted-average common shares—outstanding, diluted	30,867	31,170	31,107	30,906
Net income per common share, basic	$0.06	$4.13	$5.53	$13.79
Net income per common share, diluted	$0.06	$3.93	$5.38	$13.04

The following securities have been excluded from the calculation of diluted income per share because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Options	7	5	10	5
Restricted Stock Units	1,238	241	697	129

The anti-dilutive shares described above were calculated using the treasury stock method.

Note 13. Related Parties

Linda Marsh, who is a member of the Company’s board of directors, is currently the Senior Executive Vice President of AHMC Healthcare Inc., or AHMC. The Company performs genetic testing and other testing services, on an arms-length basis, for AHMC, and the Company recognized $299,000 and $1.3 million in revenue from AHMC in the three and nine months ended September 30, 2022, respectively. The Company recognized $762,000 and $2.6 million in revenue in the three and nine months ended September 30, 2021, respectively. As of September 30, 2022 and December 31, 2021, $197,000 and $556,000, respectively, was owed to the Company by AHMC, which is included in trade accounts receivable, net, in the accompanying Condensed Consolidated Balance Sheets, in connection with this relationship.

The Company and Fulgent Pharma LLC, the Company’s former subsidiary and currently wholly-owned subsidiary of Fulgent Pharma Holdings, Inc., or Fulgent Pharma Holdings, are party to shared services arrangements where research and development, administrative services and office space and equipment are provided between the companies, on an arms-length basis. Until April 2022, Ming Hsieh was the manager and a member of Fulgent Pharma LLC. In April 2022, Fulgent Pharma LLC became a wholly-owned subsidiary of Fulgent Pharma Holdings which was 100% owned by Ming Hsieh, the Chief Executive Officer and Chairman of the Company’s board of directors, and the Hsieh Family Dynasty Trust, dated January 27, 2010, or the Hsieh Trust, of which Mr. Hsieh is the grantor. Mr. Hsieh and Paul Kim, the Chief Financial Officer and Treasurer of Fulgent Genetics, also served as executive officers of Fulgent Pharma Holdings as its (i) President and Chief Executive Officer and (ii) Treasurer and Secretary, respectively. The cost of research and development services rendered by Fulgent Pharma LLC for the Company was not significant in the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, the cost of research and development services rendered by Fulgent Pharma LLC for the Company was $74,000 and $279,000, respectively. Amounts for services performed by the Company for Fulgent Pharma LLC were not significant during the three and nine months ended September 30, 2022 and 2021. As of September 30, 2022, $66,000 was owed to the Company by Fulgent Pharma LLC, which was included in other current assets in the accompanying Condensed Consolidated Balance Sheets, in connection with these relationships. As of December 31, 2021, $679,000, was owed to Fulgent Pharma LLC by the Company, which was included in other current liabilities in the accompanying Condensed Consolidated Balance Sheets, in connection with these relationships. On November 7, 2022, the Company acquired Fulgent Pharma Holdings. See Note 17, Subsequent Events.

Ming Hsieh is the owner of PTJ Associates Inc., or PTJ. PTJ provides flight services to the Company on an arms-length basis. During the three and nine months ended September 30, 2022, the Company incurred zero and $235,000, respectively, in expenses for flights between California and Texas to transport employees and supplies. The Company incurred $65,000 and $142,000 in expenses for flights between California and Texas to transport employees and supplies in the three and nine months ended September 30, 2021, respectively. As of September 30, 2022 and December 31, 2021, no amount was owed to PTJ by the Company. Ming Hsieh is also on the board of directors and a 20% owner of ANP Technologies, Inc., or ANP. The Company purchased COVID-19 antigen rapid tests kits from ANP. During the three and nine months ended September 30, 2022, the Company purchased a total of $120,000 and $280,000 of COVID-19 antigen rapid tests kits, respectively. The Company did not incur such expense in the three and nine months ended September 30, 2021. As of September 30, 2022 and December 31, 2021, $69,000 and zero was owed to ANP by the Company in connection with this relationship.

Note 14. Goodwill and Acquisition-Related Intangibles

Summaries of goodwill and intangibles balances assets as of September 30, 2022 and December 31, 2021 were as follows:

		September 30,	December 31,
	Weighted-Average Amortization Period	2022	2021
		(in thousands)
Goodwill		$120,313	$50,897

Royalty-free technology	10 Years	$5,201	$5,803
Less: accumulated amortization		(737)	(387)
Royalty-free technology, net		4,464	5,416

Customer relationships	13 Years	82,715	28,845
Less: accumulated amortization		(4,608)	(1,125)
Customer relationships, net		78,107	27,720

Trade name	8 Years	3,790	1,090
Less: accumulated amortization		(288)	(45)
Trade name, net		3,502	1,045

In-place lease intangible assets	5 Years	360	—
Less: accumulated amortization		(29)	—
In-place lease intangible assets, net		331	—

Laboratory information system platform	5 Years	1,860	1,860
Less: accumulated amortization		(434)	(155)
Laboratory information system platform, net		1,426	1,705

Purchased patent	10 Years	28	31
Less: accumulated amortization		(5)	(3)
Purchased patent, net		23	28
Total intangible assets, net		$87,853	$35,914

Changes in the carrying amount of goodwill for the nine months ended September 30, 2022 are as follows:

Amounts
(in thousands)
Balance as of January 1, 2022
Goodwill	$50,897
Accumulated impairment losses	—
50,897
Goodwill acquired during year	71,844
Net exchange differences	(2,428)

Balance as of September 30, 2022
Goodwill	120,313
Accumulated impairment losses	—
$120,313

Based on the carrying value of intangible assets recorded as of September 30, 2022, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for intangible assets is expected to be as follows:

Amounts
(in thousands)
Year Ending December 31,
2022 (remaining 3 months)	$1,960
2023	7,841
2024	7,841
2025	7,841
2026	7,536
2027	7,209
Thereafter	47,625
Total	$87,853

Note 15. Business Combinations

Inform Diagnostics

On April 26, 2022, the Company completed the acquisition of 100% of the outstanding equity of Symphony Buyer, Inc., or Inform Diagnostics, a leading national independent pathology laboratory based in Irving, Texas. Under the terms of the Agreement and Plan of Merger, dated April 16, 2022, or the Inform Merger Agreement, the total purchase price payable to the securityholders of Symphony Buyer, Inc. was approximately $170 million, as adjusted for closing cash, closing indebtedness, closing working capital, closing transaction expenses and other transaction matters. With the addition of Inform Diagnostics, the Company will further expand the Company’s genomic testing footprint and extend its test menu into breast pathology, gastrointestinal pathology, dermatopathology, urologic pathology, neuropathology, and hematopathology.

The financial results of Inform Diagnostics are included in the condensed consolidated financial statements from the date of acquisition. The Company allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on estimated fair values. During the three months ended September 30, 2022, the Company updated the purchase price allocation based on the finalized valuation of Inform Diagnostic's intangible and fixed assets. The following tables summarizes the consideration paid and the updated amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Amounts
(in thousands)
Considerations
Cash, net of cash received	$137,755

Recognized amounts of identifiable assets acquired and liabilities assumed
Net working capital	$(15,024)
Fixed assets	20,242
ROU assets - operating	12,653
ROU assets - finance	1,183
Deferred tax assets	3,410
Other long-term assets	4,711
Identifiable intangible assets	57,060
Operating lease liabilities	(12,653)
Finance lease liabilities	(1,183)
Income tax payable	(40)
Other long-term liabilities	(4,449)
Recognized amounts of identifiable assets acquired and liabilities assumed, net	65,910
Goodwill	71,845
Total	$137,755

The goodwill of $71.8 million arising from the acquisition is attributed to the expected synergies, assembled workforce, other benefits that will be potentially generated from the combination and deferred tax. The goodwill recognized is not deductible for tax purposes.

The identified intangible assets acquired consisted of $54.0 million customer relationships with an estimated amortization life of 14 years, $2.7 million trade name with an estimated amortization life of 7 years, and $360,000 in-place lease intangible asset to be amortized over the remaining lease term of 5 years.

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

Revenue and operating loss from the Inform Diagnostics acquisition since the acquisition date are $53.9 million and $11.2 million, respectively, which are included in the accompanying Condensed Consolidated Statements of Income.

The transaction costs associated with the acquisition of Inform Diagnostics consisted primarily of legal, regulatory and financial advisory fees of approximately $166,000 and $6.6 million for the three and nine months ended September 30, 2022, respectively. These transaction costs were expensed as incurred as selling, general and administrative expense in the respective periods.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the combined results of operations of Fulgent and Inform Diagnostics as if the companies had been combined as of the beginning of 2021. The pro forma financial information has been adjusted for the following:

Acquisition-related costs - Acquisition-related costs incurred by both Fulgent and Inform Diagnostics were excluded from the net income attributable to Fulgent, and total costs were $166,000 and $9.6 million for the three and nine months ended September 30, 2022, respectively.

Other adjustments to the net income attributable to Fulgent were zero and $772,000 for three and nine months ended September 30, 2022, respectively, and $579,000 and $1.7 million for the three and nine months ended September 30, 2021, respectively. Other adjustments to revenue were zero and $962,000 million for the three and nine months ended September 30, 2022, respectively, and $1.3 million and $3.0 million were added back to revenue for the three and nine months ended September 30, 2021, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Revenue	$105,655	$261,809	$591,682	$851,660
Net income attributable to Fulgent	$1,885	$121,053	$164,120	$403,631
Basic earnings per common share attributable to Fulgent	$0.06	$4.08	$5.42	$13.81
Diluted earnings per common share attributable to Fulgent	$0.06	$3.88	$5.28	$13.06

Note 16. Stock Repurchase Program

In March 2022, the Company's Board authorized a $250.0 million stock repurchase program. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions. The stock repurchase program has no expiration from the date of authorization. During the three months ended September 30, 2022, the Company repurchased 780,000 shares of its common stock at an aggregate cost of $34.7 million under the stock repurchase program. During the nine months ended September 30, 2022, the Company repurchased 995,000 shares of its common stock at an aggregate cost of $45.3 million under the stock repurchase program. As of September 30, 2022, a total of approximately $204.7 million remained available for future repurchases of its common stock under the stock repurchase program.

Note 17. Subsequent Events

Fulgent Pharma Holdings Acquisition

On November 7, 2022, the Company entered into and completed its acquisition of Fulgent Pharma Holdings, pursuant to an Agreement and Plan of Merger, or the Pharma Merger Agreement, by and among Fulgent Genetics, FG Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Fulgent Genetics, or Merger Sub, Fulgent Pharma Holdings, and solely for purposes of Section 2.4, Section 5.5, Article VI, Section 7.8 and Section 7.14 of the Pharma Merger Agreement, Mr. Hsieh and the Hsieh Trust. Under the terms of the Pharma Merger Agreement, Merger Sub merged with and into Fulgent Pharma Holdings, or the Pharma Merger, with Fulgent Pharma Holdings being the surviving corporation following the Pharma Merger.

As consideration for the Pharma Merger, Fulgent Genetics paid an aggregate of approximately $100 million in exchange for all of the outstanding equity interests of Fulgent Pharma Holdings, comprised of approximately $43.4 million in cash, approximately $30.7 million in Fulgent Genetics’ common stock, or the Stock Consideration, subject to customary adjustments for closing cash, closing indebtedness, transaction expenses and other transaction matters. A portion of the Stock Consideration was held back for a duration of time after the closing of the transaction to satisfy certain indemnification obligations of the Pharma Stockholders as described in the Pharma Merger Agreement. In addition, restricted stock units to acquire shares of common stock of Fulgent Pharma Holdings held by Paul Kim, the Company’s Chief Financial Officer, Jian Xie, the Company’s President and Chief Operating Officer, Hanlin Gao, the Company’s Chief Scientific Officer and other employees of the Company and consultants of Fulgent Pharma LLC were assumed by the Company and became restricted stock units to acquire 77,585, 129,309, 51,723, 117,398, and 286,998 shares of common stock of the Company, respectively, which have an approximate value of $25.9 million. The restricted stock units are subject to vesting over the four-year period immediately following the date of their original grant, subject to the holder’s continuing service.

The Pharma Merger Agreement contains representations, warranties and covenants by the parties customary for a transaction of this nature. Breaches of representations and warranties are subject to customary indemnification provisions.

Stock Repurchase Program

Subsequent to September 30, 2022 and as of October 31, 2022, the Company repurchased 244,000 shares of its common stock at an aggregate cost of $9.1 million under the stock repurchase program approved in March 2022. See Note 16, Stock Repurchase Program.

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

We offer tests at competitive prices, averaging approximately $100 per billable test delivered in the nine months ended September 30, 2022, and at a low cost to us, averaging approximately $36 per billable test delivered in the nine months ended September 30, 2022. We delivered approximately 952,000 and over 5.5 million billable tests in the three and nine months ended September 30, 2022, respectively, compared to approximately 2.2 million and over 7.5 million billable tests delivered in the three and nine months ended September 30, 2021, respectively. We recorded revenue and net income of $105.7 million and $1.7 million, respectively, in the three months ended September 30, 2022, compared to revenue and net income of $227.9 million and $122.5 million, respectively, in three months ended September 30, 2021. We recorded revenue and net income of $551.3 million and $167.2 million, respectively, in the nine months ended September 30, 2022, compared to revenue and net income of $740.9 million and $403.0 million, respectively, in nine months ended September 30, 2021. As of September 30, 2022, an aggregate of over 20.0 million billable tests have been delivered to over 3,000 customers since launching our first commercial genetic tests in 2013. We achieved profitability in the first half of 2017, and in the second and the third quarter of 2019, the second, third and fourth quarters of 2020, each quarter of 2021, and the first three quarters of 2022, but we have recorded losses in all other periods since our inception.

COVID-19 Considerations

During the first three quarters of 2022, and for the entirety of the COVID-19 pandemic to such point, we continued to operate as an essential business in response to COVID-19. There has been strong demand for accurate COVID-19 testing with rapid turn-around times as private businesses, municipalities and healthcare providers began to increasingly rely on diagnostic testing to continue operations and as a tool to aide containment efforts, and as result we have recognized significant revenue growth in connection with sales of our COVID-19 tests. However, demand for our COVID-19 testing solutions has declined and we do expect demand to continue to decline when and as the pandemic recedes. The continuing market for COVID-19 diagnostic tests remains subject to a number of uncertainties, including uncertainties regarding the newly emerging viral variants, the success of global vaccine distribution efforts, the effectiveness of vaccines on new viral variants and customer and consumer preferences regarding the use of rapid testing. Our ability to continue to operate as currently planned, including our ability to continue to offer our COVID‑19 tests with accurate results and competitive turn-around times without any significant negative operational impact from the COVID-19 pandemic will depend in part on our, and any of our third‑party service providers’ and suppliers’ ability to protect our respective employees and supply chains.

The COVID-19 pandemic has not negatively impacted the Company’s liquidity position as of September 30, 2022, and in the first three quarters of 2022 and 2021, the COVID-19 pandemic did not have a negative impact on our consolidated operating results. We have not incurred any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic as of September 30, 2022.

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

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2022	2021	Change	Change	2022	2021	Change	Change
Statement of Income Data:	(dollars and billable tests in thousands, except per billable test data)
Revenue	$105,655	$227,868	$(122,213)	(54%)	$551,264	$740,913	$(189,649)	(26%)
Cost of revenue	59,560	43,466	16,094	37%	197,350	153,399	43,951	29%
Gross profit	46,095	184,402	(138,307)	(75%)	353,914	587,514	(233,600)	(40%)
Operating expenses:
Research and development	7,507	6,021	1,486	25%	20,401	16,755	3,646	22%
Selling and marketing	9,859	6,012	3,847	64%	28,665	16,239	12,426	77%
General and administrative	26,266	12,299	13,967	114%	82,281	28,630	53,651	187%
Amortization of intangible assets	2,006	797	1,209	152%	4,487	797	3,690	463%
Restructuring costs	105	—	105	*	3,001	—	3,001	*
Total operating expenses	45,743	25,129	20,614	82%	138,835	62,421	76,414	122%
Operating income	352	159,273	(158,921)	(100%)	215,079	525,093	(310,014)	(59%)
Interest and other income, net	1,405	496	909	183%	2,408	1,382	1,026	74%
Income before income taxes and gain on equity method investment	1,757	159,769	(158,012)	(99%)	217,487	526,475	(308,988)	(59%)
Provision for income taxes	414	37,545	(37,131)	(99%)	51,488	127,647	(76,159)	(60%)
Income before gain on equity method investment	1,343	122,224	(120,881)	(99%)	165,999	398,828	(232,829)	(58%)
Gain on equity method investment	—	—	—	*	—	3,734	(3,734)	(100%)
Net income from consolidated operations	1,343	122,224	(120,881)	(99%)	165,999	402,562	(236,563)	(59%)
Net loss attributable to noncontrolling interests	376	298	78	26%	1,236	463	773	167%
Net income attributable to Fulgent	$1,719	$122,522	$(120,803)	(99%)	$167,235	$403,025	$(235,790)	(59%)

Other Operating Data:
Billable tests delivered(1)	952	2,177	(1,225)	(56%)	5,511	7,510	(1,999)	(27%)
Average price per billable test delivered(2)	$111	$105	$6	6%	$100	$99	$1	1%
Cost per billable test delivered(3)	$63	$20	$43	215%	$36	$20	$16	80%

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

Revenue

Revenue decreased $122.2 million, or 54%, from $227.9 million in the three months ended September 30, 2021 to $105.7 million in the three months ended September 30, 2022, and decreased $189.6 million, or 26%, from $740.9 million in the nine months ended September 30, 2021 to $551.3 million in the nine months ended September 30, 2022. The decreases in revenue between periods were primarily due to decreases in the number of billable tests delivered, primarily related to decreased orders for our COVID-19 tests.

The average price of the billable tests we delivered increased from $105 in the three months ended September 30, 2021 to $111 in the three months ended September 30, 2022, and increased from $99 in the nine months ended September 30, 2021 to $100 in the nine months ended September 30, 2022. The change in average price between periods was due to the mix of tests delivered and the mix of customers ordering tests in these periods, who may order tests at different rates depending on the arrangements we have negotiated with them.

Revenue from non-U.S. sources decreased $43,000, or 1%, from $4.2 million in the three months ended September 30, 2021 to $4.1 million in the three months ended September 30, 2022, and increased $634,000, or 6%, from $9.8 million in nine months ended September 30, 2021 to $10.5 million in the nine months ended September 30, 2022. The changes in revenue from non-U.S. sources between periods were due to timing of sales of core genetic testing services to customers in China and other non-US countries.

The number of billable tests we delivered decreased 1.2 million, from 2.2 million in the three months ended September 30, 2021 to 952,000 in the three months ended September 30, 2022, and decreased 2.0 million, from 7.5 million in the nine months ended September 30, 2021 to 5.5 million in the nine months ended September 30, 2022. The decrease was primarily attributable to the decrease of COVID-19 tests.

After aggregating customers that are under common control or affiliation, one customer contributed 13% and 21% of the Company’s revenue in the three and nine months ended September 30, 2022, respectively. Two customers contributed 31% and 11%, respectively, of the Company’s revenue for the three months ended September 30, 2021, and one customer contributed 26% of the Company’s revenue for the nine months ended September 30, 2021.

Cost of Revenue

Cost of revenue increased $16.1 million, or 37%, from $43.5 million in the three months ended September 30, 2021 to $59.6 million in the three months ended September 30, 2022. The increase was primarily due to increases of $15.5 million in personnel costs including equity-based compensation expense primarily from the acquisition of Inform Diagnostics, $4.3 million in depreciation expenses related to medical lab equipment purchased and depreciation expense from Inform Diagnostics, $2.3 million in allocated facility expenses, and $1.3 million in shipping and handling expense from Inform Diagnostics, and partially offset by decreases of $6.2 million in reagents and supplies, $1.3 million in consulting and outside labor costs, and $660,000 in external customer engagement platform expense related to decreased billable tests delivered

Cost of revenue increased $44.0 million, or 29%, from $153.4 million in the nine months ended September 30, 2021 to $197.4 million in the nine months ended September 30, 2022. The increase was primarily due to increases of $33.8 million in personnel costs including equity-based compensation expense primarily from Inform Diagnostics acquired in current year, $9.9 million in depreciation expenses related to medical lab equipment purchased and depreciation expense from Inform Diagnostics, $7.8 million in consulting and outside labor costs for production, $4.7 million in allocated facility expenses, and $1.6 million in shipping and handling expense from Inform Diagnostics, and partially offset by decreases of $12.2 million in reagent and supply expenses and $3.7 million in external customer engagement platform expense related to decreased billable tests delivered.

Cost per billable test delivered increased $43, or 215%, from $20 in the three months ended September 30, 2021 to $63 in the three months ended September 30, 2022, and increased $16, or 80%, from $20 in the nine months ended September 30, 2021 to $36 in the nine months ended September 30, 2022. The increase in cost per billable tests was primarily due to the mix of tests we delivered in 2022 and different cost structure of Inform Diagnostics.

Our gross profit decreased $138.3 million, from $184.4 million in the three months ended September 30, 2021 to $46.1 million in the three months ended September 30, 2022, and decreased $233.6 million, from $587.5 million in the nine months ended September 30, 2021 to $353.9 million in the nine months ended September 30, 2022. Our gross profit as a percentage of revenue, or gross margin, decreased from 80.9% to 43.6% between three months ended September 30, 2021 and 2022, and decreased from 79.3% to 64.2% between nine months ended September 30, 2021 and 2022, due to the decrease in revenue and increases in our cost per billable test and cost of revenue for reasons described above.

Research and Development

Research and development expenses increased $1.5 million, or 25%, from $6.0 million in the three months ended September 30, 2021 to $7.5 million in the three months ended September 30, 2022. The increase was primarily due to increases of $2.0 million in personnel costs including equity-based compensation expense related to increased headcount, and partially offset by a decrease of $604,000 in reagent and supply expenses related to decreased reagent usage for research.

Research and development expenses increased $3.6 million, or 22%, from $16.8 million in the nine months ended September 30, 2021 to $20.4 million in the nine months ended September 30, 2022. The increase was primarily due to increases of $5.0 million in personnel costs including equity-based compensation expense related to increased headcount, and partially offset by decreases of $1.1 million in reagent and supply expenses related to decreased reagent usage for research and $750,000 in donations to COVID-19 research fund and colorectal cancer research made in the prior period.

Selling and Marketing

Selling and marketing expenses increased $3.8 million, or 64% from $6.0 million in the three months ended September 30, 2021 to $9.9 million in the three months ended September 30, 2022. The increase was primarily due to increases of $2.5 million in personnel costs including equity-based compensation expense related to increased headcount, and $1.2 million in software expense from Inform Diagnostics.

Selling and marketing expenses increased $12.4 million, or 77% from $16.2 million in the nine months ended September 30, 2021 to $28.7 million in the nine months ended September 30, 2022. The increase was primarily due to increases of $7.9 million in personnel costs including equity-based compensation expense related to increased headcount, $2.3 million in software expense from Inform Diagnostics acquired in current year, $1.2 million in consulting and outside labor related to marketing projects in the current period, $775,000 in travel expense from Inform Diagnostics acquired in current year, and $587,000 in commission expense from Inform Diagnostics acquired in current year.

General and Administrative

General and administrative expenses increased $14.0 million, or 114% from $12.3 million in the three months ended September 30, 2021 to $26.3 million in the three months ended September 30, 2022. The increase was primarily due to increases of $5.7 million in personnel costs including equity-based compensation expense related to increased headcount, $5.2 million in additional provision for credit losses, $1.4 million related to allocated facility expense, $1.1 million in license and permit expense from Inform Diagnostics acquired in current year, $808,000 in legal and professional fees primarily related to general corporate matters, $798,000 in accounting fees related to financial statement and internal control audits, and $670,000 in depreciation expense from Inform Diagnostics acquired in current year and $604,000 in business insurance expenses, and partially offset by a decrease of $2.5 million in consulting cost related to the acquisition in the prior period.

General and administrative expenses increased $53.7 million, or 187% from $28.6 million in the nine months ended September 30, 2021 to $82.3 million in the nine months ended September 30, 2022. The increase was primarily due to $20.7 million in additional provision for credit losses, increases of $15.0 million in personnel costs including equity-based compensation expense related to increased headcount, $4.1 million in acquisition related costs related to Inform Diagnostics acquired in current year, $3.8 million in legal and professional fees primarily related to general corporate matters, $2.4 million related to allocated facility expense, $2.1 million in license and permit expense from Inform Diagnostics acquired in current year, $1.9 million in business insurance expense, $1.8 million in accounting fees related to financial statement and internal control audits, and $1.1 million in depreciation expense from Inform Diagnostics acquired in current year.

Amortization of Intangible Assets

Amortization of intangible assets represents amortization expenses on the intangible assets arising from the business combinations and a purchased patent. Amortization expenses were $2.0 million and $797,000 in the three months ended September 30, 2022 and 2021, respectively, and $4.5 million and $797,000 in the nine months ended September 30, 2022 and 2021, respectively.

Restructuring Costs

Restructuring expenses represent one-time employee termination benefits provided to employees associated with an entity newly acquired that are involuntarily terminated. Expenses were $105,000 and zero in the three months ended September 30, 2022 and 2021, respectively, and $3.0 million and zero in the nine months ended September 30, 2022 and 2021, respectively.

Interest and Other Income, net

Net interest income was $1.5 million and $443,000 in the three months ended September 30, 2022 and 2021, respectively, and $2.3 million and $1.2 million in the nine months ended September 30, 2022 and 2021, respectively. This interest income related to interest earned on various investments in marketable securities including realized and holding gain (loss) on marketable equity securities, net of interest expenses incurred for our notes payable and margin loan.

Other income (expense) was not significant in the three or nine months ended September 30, 2022 and 2021, respectively. The primary components of other income (expense) were rental income net of rental expenses and foreign currency exchange gain (loss).

Provision for Income Taxes

Provision for income taxes were $414,000 and $51.5 million for the three and nine months ended September 30, 2022, respectively, and $37.5 million and $127.6 million for the three and nine months ended September 30, 2021, respectively. The effective tax rate was 24% for the three and nine months ended September 30, 2022, and 23% and 24% for the three and nine months ended September 30, 2021, respectively.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest represents net loss attributable to the minority shareholders from entities not wholly owned.

Liquidity and Capital Resources

Liquidity and Sources of Cash

We had $918.0 million and $935.5 million in cash, cash equivalents and marketable securities as of September 30, 2022 and December 31, 2021, respectively. Our marketable securities primarily consist of corporate bonds, municipal bonds, and U.S. government and U.S. agency debt securities, U.S. treasury bills, and Yankee debt securities as of September 30, 2022 and December 31, 2021.

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

Cash Flows

The following table summarizes our cash flows for each of the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$220,313	$461,491
Net cash used in investing activities	$(168,715)	$(406,289)
Net cash (used in) provided by financing activities	$(47,548)	$72,251

Operating Activities

Cash provided by operating activities in the nine months ended September 30, 2022 was $220.3 million. The difference between net income and cash provided by operating activities for the period was primarily due to the effects of $25.3 million in provision for credit losses, $22.9 million in the depreciation and amortization, $22.6 million in equity-based compensation expenses, $4.2 million in amortization of premium of marketable securities, $3.3 million in noncash lease expense, $1.1 million in unrecognized tax benefits, and partially offset by a negative impact of $4.9 million increased deferred tax assets. Cash used in operating activities decreased between periods primarily due to decreases of $32.3 million in accounts payable related to timing of payments, $12.9 million in accrued liabilities and other liabilities, $3.3 million in operating and finance lease liabilities, and partially offset by decreases of $24.2 million in trade accounts receivable due to timing of collections and $3.7 million in other current and long-term assets primarily reagents and supplies and prepaid expenses.

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

Investing Activities

Cash used in investing activities in the nine months ended September 30, 2022 was $168.7 million, which primarily related to $257.3 million on purchase of marketable securities and $137.8 million payment related to acquisition of Inform Diagnostics, $15.0 million purchase of preferred stock of a privately held company, purchases of $14.1 million of fixed assets, and $10.0 million contingent consideration payment made in current period related to a business acquisition in 2021, and partially offset by proceeds of $133.4 million from sale of marketable securities and $131.7 million related to maturities of marketable securities.

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

Financing Activities

Cash used in financing activities in the nine months ended September 30, 2022 was $47.5 million, which primarily related to $45.3 million repurchase of common stock and $1.5 million related to common stock withholding for employee tax obligations.

Cash provided by financing activities in the nine months ended September 30, 2021 was $72.3 million, which primarily represents net proceeds from that certain equity distribution agreement, dated as of November 20, 2020.

Stock Repurchase Program

In March 2022, our Board authorized a $250.0 million stock repurchase program. The stock repurchase program has no expiration from the date of authorization. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions.

During the three and nine months ended September 30, 2022, we repurchased approximately $34.7 million and $45.3 million, respectively, of our common stock under our stock repurchase programs. As of September 30, 2022, a total of approximately $204.7 million remained available for future repurchases of our common stock under our stock repurchase programs.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control (as required by Rule 13a-15(b) under the Exchange Act) over the financial reporting during the three months ended September 30, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On September 20, 2022, the Company and two of its executive officers were named as defendants in a putative class action complaint filed in the U.S. District Court for the Central District of California (Case No. 2:22-cv-06764) on behalf of individuals who purchased or otherwise acquired the Company’s securities between March 22, 2019 and August 4, 2022. The Complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that the Company and certain of its executive officers made false and/or misleading statements and/or failed to disclose laboratory testing, billing for laboratory testing, and remuneration received or provided that purportedly violated the Anti-Kickback Statute and Stark Law, and purportedly are the subject of the CID discussed in Note 8, Debt, Commitments and Contingencies, of our condensed consolidated financial statements included in this report. The Complaint seeks recovery of unspecified damages, interest, costs, attorneys’ fees and other relief.

The Company denies Plaintiffs’ allegations and intends to vigorously defend this matter. However, given the preliminary stage of the lawsuit, the uncertainty of litigation, and the legal standards that must be met for success on the merits, the Company cannot predict the outcome at this time or estimate a reasonably possible loss or range of loss that may result from this action.

Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm, among other factors.

Item 1A. Risk Factors.

Except as set forth below and in the Company’s Quarterly Report on form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 4, 2022, there have been no material changes to the risk factors set forth in Part I, Item 1A of the 2021 Annual Report.

Fulgent Pharma Holdings’ therapeutic candidates are in early stages of development and may fail or suffer delays that materially and adversely affect their future commercial viability.

Fulgent Pharma Holdings is early in its development efforts, with only one therapeutic candidate having entered clinical trials (FID-007). Generally, before obtaining marketing approval for the commercial distribution of therapeutic candidates, Fulgent Pharma Holdings must conduct preclinical tests and clinical trials to demonstrate sufficient safety and efficacy of its therapeutic candidates in patients. Failure can occur at any time during the development or clinical trial process and Fulgent Pharma's future clinical trial results may not be successful. As a result, we may not have, or we may deem it imprudent to use, additional financial resources to continue development of a therapeutic candidate if there are issues that delay or prevent marketing approval of, or ability to commercialize, Fulgent Pharma's therapeutic candidates, including:

•
negative or inconclusive results from clinical trials, or the clinical trials of others for similar therapeutic candidates, leading to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program;
•
therapeutic-related side effects experienced by participants in its clinical trials or by individuals using drugs or other therapeutic products similar to its therapeutic candidates;
•
delays in submitting investigational new drug applications, or INDs, or comparable foreign clinical trial applications or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
•
conditions imposed by the FDA or comparable foreign authorities regarding the scope or design of its clinical trials;
•
delays in enrolling research subjects or high drop-out rates of research subjects enrolled in clinical trials;
•
delays or difficulties in its clinical trials due to quarantines or other restrictions resulting from the COVID-19 pandemic or other public health emergencies;
•
unfavorable FDA or other regulatory agency inspection and review of a clinical trial site or the manufacturing location(s) for a therapeutic candidate;
•
inadequate supply or quality of therapeutic candidate clinical material or other raw materials or supplies necessary for the conduct of our clinical trials;
•
failure of its third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
•
delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight for human clinical testing generally or with respect to its technology in particular; or
•
varying interpretations of data by the FDA and similar foreign regulatory agencies.

The therapeutic candidates Fulgent Pharma Holdings pursues or has pursued may not demonstrate the necessary safety or efficacy requirements for marketing approval. Further, a clinical trial may be suspended or terminated by the company, the institutional review boards, or IRBs, of the institutions in which such trials are being conducted, the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using an investigational drug, changes in governmental regulations, administrative actions or lack of adequate funding to continue the clinical trial. Clinical holds may be placed prior to a clinical trial even beginning, in order to address potential safety and risk concerns of regulatory authorities, and partial or complete clinical holds can be imposed at any time during a trial. Furthermore, while Fulgent Pharma Holdings performs certain similar functions internally, we expect it to rely on contract research organizations, or CROs, and clinical trial sites to ensure proper and timely conduct of our clinical trials and while we expect it to enter into agreements governing those CROs’ committed activities we and Fulgent Pharma Holdings have limited influence over their actual performance.

If there are delays in the completion of, or termination of, any clinical trial of therapeutic candidates, the commercial prospects of those therapeutic candidates may be harmed. In addition, any delays in completing clinical trials will increase costs, slow down product development and approval processes, and jeopardize the ability to commence product sales and generate revenue. Any of these occurrences may materially and adversely affect our or Fulgent Pharma Holdings' business, financial condition, results of operations and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval of therapeutic candidates.

Any therapeutic product candidate that Fulgent Pharma Holdings may attempt to develop, manufacture or market in the United States will be subject to extensive regulation by the FDA, including regulations relating to development, preclinical testing, performance of clinical trials, manufacturing and post-approval commercialization. Preclinical testing, clinical trials and manufacturing, among other activities, will be subjected to an extensive review process before a new therapeutic product may be sold in the United States. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. The time required to obtain FDA approval, and any other required approvals for pharmaceutical products, including any accelerated approval, is unpredictable but typically requires years to several years and may never be obtained.

Any product that Fulgent Pharma Holdings may wish to develop, manufacture or market in countries other than the United States will also be subject to numerous foreign regulatory requirements governing the conduct of clinical trials, manufacturing and marketing, pricing and third-party reimbursement among other things in such countries. The foreign marketing approval process includes all of the risks and uncertainties associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in such foreign jurisdictions.

In particular, obtaining marketing approval for pharmaceutical products requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also typically requires the submission of information about the product manufacturing process, and in many cases the inspection of manufacturing, processing, and packaging facilities by the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use, or there may be deficiencies in manufacturing compliance by Fulgent Pharma Holdings or by its contract manufacturing organizations that could result in the candidate not being approved. Moreover, neither we nor Fulgent Pharma Holdings have obtained marketing approval for any therapeutic candidate in any jurisdiction and it is possible that none of our existing therapeutic candidates or any therapeutic candidates we may seek to develop in the future will ever obtain marketing approval.

Therapeutic candidates could fail to receive, or could be delayed in receiving, marketing approval for many reasons, including any one or more of the following:

•
the FDA, European Medicines Agency, or EMA, or comparable foreign regulatory authorities may disagree with the design or implementation of clinical trials;
•
Fulgent Pharma Holdings may be unable to demonstrate to the satisfaction of the FDA, EMA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication(s) for use;
•
the results of clinical trials may not meet the level of statistical significance required by the FDA, EMA or comparable foreign regulatory authorities for marketing approval;
•
Fulgent Pharma Holdings may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•
the FDA, EMA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•
the data collected from clinical trials of product candidates may not be sufficient to support the submission of an application to obtain marketing approval in the United States or elsewhere;

•
upon review of clinical trial sites and data, the FDA or comparable foreign regulatory authorities may find record keeping or the record keeping of clinical trial sites to be inadequate or may identify other deficiencies related to the trials;
•
the manufacturing processes or facilities of third-party manufacturers with which we or Fulgent Pharma Holdings contract for clinical and commercial supplies may fail to meet the requirements of the FDA, EMA or comparable foreign regulatory authorities; or
•
the medical standard of care or the approval policies or regulations of the FDA, EMA or comparable foreign regulatory authorities may significantly change in a manner that renders our clinical data insufficient for approval.

It is possible that none of the therapeutic candidates we or Fulgent Pharma Holdings may develop will obtain the marketing approvals necessary for us or our collaborators to sell the products either in the United States or any other country. Furthermore, approval by the FDA of a therapeutic product does not assure approval by regulatory authorities outside the United States or vice versa. Even if approval for a therapeutic product is obtained, such approval may be subject to limitations on the indicated uses or appropriate patient population that could result in a significantly reduced potential market size for the product.

Fulgent Pharma Holdings expects to utilize the FDA’s Section 505(b)(2) pathway for most of its product candidates developed using its nano-drug delivery platform technology, and if that pathway is not available, the development of such product candidates will likely take significantly longer, cost significantly more and entail significantly greater complexity and risk than currently anticipated, and, in any case, may not be successful.

Fulgent Pharma Holdings intends to develop and seek approval for its product candidates developed using its nano-drug delivery platform technology, including FID-007 and other candidates it may develop, pursuant to the FDA’s 505(b)(2) pathway. If the FDA determines that it may not use this regulatory pathway, then it would need to seek regulatory approval via a “full” or “stand-alone” new drug application, or NDA, under Section 505(b)(1) of the Federal Food, Drug, and Cosmetic Act, or FDCA. This would require Fulgent Pharma Holdings to conduct additional clinical trials, provide additional safety and efficacy data and other information, and meet additional standards for regulatory approval, including possibly nonclinical data. If this were to occur, the time and financial resources required to obtain FDA approval, as well as the development complexity and risk associated with these programs, would likely substantially increase, which could have a material adverse effect on our business and financial condition.

The Drug Price Competition and Patent Term Restoration Act of 1984, informally known as the Hatch-Waxman Act, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies and information that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), if applicable to Fulgent Pharma Holdings under the FDCA, would allow an NDA it submits to the FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for FID-007, its lead product candidate.

Notwithstanding the approval of an increasing number of products by the FDA under Section 505(b)(2) over the last few years, certain brand-name pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, or Congress were to amend the statute to alter the currently available regulatory pathway, the FDA may change its 505(b)(2) policies and practices, which could delay or even prevent the FDA from approving any NDA Fulgent Pharma Holdings submits under Section 505(b)(2). In addition, the pharmaceutical industry is highly competitive, and Section 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs referenced in a Section 505(b)(2) NDA. Even if Fulgent Pharma Holdings is able to utilize the Section 505(b)(2) regulatory pathway for one or more of its candidates, there is no guarantee this would ultimately lead to faster product development or earlier approval.

Moreover, any delay resulting from Fulgent Pharma Holdings’ inability to pursue the FDA's 505(b)(2) pathway could result in new competitive products reaching the market more quickly than its product candidates, which may have a material adverse impact on its competitive position and prospects. Even if Fulgent Pharma Holdings is allowed to pursue the FDA's 505(b)(2) pathway, we cannot assure you that its product candidates will receive the requisite approvals for commercialization.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 7, 2022, we completed the Pharma Merger pursuant to which the Company paid an aggregate of approximately $100 million in exchange for all of the outstanding equity interests of Fulgent Pharma Holdings, comprised of approximately $43.3 million in cash and approximately $30.7 million in shares of our common stock, or the Stock Consideration. The Stock Consideration (or 786,987 shares of common stock) was issued in reliance upon an exemption from registration afforded by Section 4(a)(2) promulgated under the Securities Act of 1933, as amended.

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

Information on Share Repurchases

The number of shares of common stock repurchased by the Company during the nine months ended September 30, 2022 and the average price paid per share are as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share (1)	(c) Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
May 2022 (5/1/2022 - 5/31/2022)	30,000	$49.56	30,000	$248,515,000
June 2022 (6/1/2022 - 6/30/2022)	185,000	$48.97	185,000	$239,429,000
August 2022 (8/1/2022 - 8/31/2022)	247,000	$47.68	247,000	$227,657,000
September 2022 (9/1/2022 - 9/30/2022)	533,000	$43.04	533,000	$204,752,000
Total	995,000		995,000

(1) Includes commissions for the shares repurchased under the stock repurchase program.

Item 5. Other Information

Committee Composition

On November 1, 2022, the board of directors of the Company appointed Dr. Michael Nohaile as the chair of the audit committee, and reconstituted its committees as set indicated in the chart below:

Director	Audit	Compensation	Nominating & Governance
Linda Marsh	X	Chair	X
Michael Nohaile	Chair	X	X

Fulgent Pharma Acquisition

As described in Note 17, Subsequent Events, of our condensed consolidated financial statements included in this report (which is hereby incorporated into this item by reference), on November 7, 2022, we completed the acquisition of Fulgent Pharma Holdings. The Pharma Merger Agreement contained representations, warranties and covenants by the parties customary for a transaction of this nature. Breaches of representations and warranties are subject to customary indemnification provisions.

A special committee comprised of independent members of Fulgent Genetics’ board of directors was established to review this transaction. In consultation with its independent financial and legal advisors, the special committee recommended the board of directors approve the Fulgent Pharma acquisition. The special committee was advised by First Principles Advisory Group and, Cooley

LLP. Fulgent Genetics was represented in the transaction by Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C., and Procopio, Cory, Hargreaves & Savitch LLP acted as legal counsel to Fulgent Pharma.

The descriptions of the Pharma Merger, the Pharma Merger Agreement and the assumed restricted stock unit agreements are quailed in their entirety by the full text of the Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under the Fulgent Pharma Holdings, Inc. 2022 Omnibus Incentive Plan and Pharma Merger Agreement attached to this Quarterly Report as Exhibits 10.2 and 10.3, respectively.

Item 6. Exhibits.

The information required by this Item 6 is set forth on the Exhibit Index that immediately precedes the signature page to this report and is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed with this Form 10-Q	Form	Form No.	Date Filed

3.1	Certificate of Incorporation of the registrant, dated May 13, 2016.		10-Q	001-37894	8/14/2017

3.1.1	Certificate of Amendment to Certificate of Incorporation of the registrant, dated August 2, 2016.		10-Q	001-37894	8/14/2017

3.1.2	Certificate of Amendment to Certificate of Incorporation of the registrant, dated May 17, 2017.		10-Q	001-37894	8/14/2017

3.2	Bylaws of the registrant.		S-1/A	333-213469	9/26/2016

10.1#	Amended and Restated Non-Employee Director Compensation Policy, dated as of August 1, 2022.	X

10.2#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under the Fulgent Pharma Holdings, Inc. 2022 Omnibus Incentive Plan	X

10.3^

Agreement and Plan of Merger, by and among Fulgent Genetics, FG Merger Sub, Inc., Fulgent Pharma Holdings, Inc. and solely for purposes of Section 2.4, Section 5.5, Article VI, Section 7.8 and Section 7.14, those company stockholders set forth on the signature page thereto, dated November 7, 2022

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

# Management Compensation Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULGENT GENETICS, INC.

Date: November 7, 2022	By:	/s/ Ming Hsieh
Ming Hsieh
Chief Executive Officer (principal executive officer)

Date: November 7, 2022	By:	/s/ Paul Kim
Paul Kim
Chief Financial Officer (principal financial and accounting officer)