Form 10-Q
period 2023-03-31
Fulgent Genetics, Inc.
filed 2023-05-05
CIK 1674930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-37894

FULGENT GENETICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-2621304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4399 Santa Anita Avenue El Monte, CA	91731
(Address of principal executive offices)	(Zip Code)

(626) 350-0537

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	FLGT	The Nasdaq Stock Market (Nasdaq Global Market)

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

As of May 1, 2023, there were 29,701,246 outstanding shares of the registrant’s common stock.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FULGENT GENETICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value data)

(unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$66,172	$79,506
Marketable securities	438,313	446,729
Trade accounts receivable, net of allowance for credit losses of $38,302 and $41,205	43,549	52,749
Other current assets	32,689	48,889
Total current assets	580,723	627,873
Marketable securities, long-term	366,833	326,648
Redeemable preferred stock investment	12,982	12,385
Fixed assets, net	79,083	81,353
Intangible assets, net	148,699	150,643
Goodwill	143,120	143,027
Other long-term assets	45,327	44,124
Total assets	$1,376,767	$1,386,053
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$22,080	$23,093
Accrued liabilities	21,088	24,981
Contract liabilities	2,733	3,199
Customer deposit	11,621	10,895
Investment margin loan	14,999	14,999
Notes payable, current portion	5,608	5,639
Other current liabilities	3,810	5,301
Total current liabilities	81,939	88,107
Unrecognized tax benefits	9,836	9,836
Other long-term liabilities	16,073	18,235
Total liabilities	107,848	116,178
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value per share, 50,000 shares authorized, 31,502 and 31,248 shares issued, respectively, and 29,692 and 29,438 shares outstanding, respectively	3	3
Preferred stock, $0.0001 par value per share, 1,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	495,981	486,585
Accumulated other comprehensive loss	(17,196)	(20,903)
Retained earnings	785,660	801,000
Total Fulgent stockholders’ equity	1,264,448	1,266,685
Noncontrolling interest	4,471	3,190
Total stockholders’ equity	1,268,919	1,269,875
Total liabilities and stockholders’ equity	$1,376,767	$1,386,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$66,168	$320,268
Cost of revenue	47,357	77,725
Gross profit	18,811	242,543
Operating expenses:
Research and development	9,782	5,989
Selling and marketing	10,083	7,940
General and administrative	21,802	25,775
Amortization of intangible assets	1,968	906
Total operating expenses	43,635	40,610
Operating (loss) income	(24,824)	201,933
Interest and other income, net	3,775	45
(Loss) income before income taxes	(21,049)	201,978
(Benefit from) provision for income taxes	(5,200)	48,421
Net (loss) income from consolidated operations	(15,849)	153,557
Net loss attributable to noncontrolling interests	509	422
Net (loss) income attributable to Fulgent	$(15,340)	$153,979

Net (loss) income per common share attributable to Fulgent:
Basic	$(0.52)	$5.09
Diluted	$(0.52)	$4.93

Weighted-average common shares:
Basic	29,536	30,234
Diluted	29,536	31,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Net (loss) income from consolidated operations	$(15,849)	$153,557
Other comprehensive income (loss):
Foreign currency translation gain	168	123
Net gain (loss) on available-for-sale debt securities, net of tax	5,329	(11,738)
Comprehensive (loss) income from consolidated operations	(10,352)	141,942
Net loss attributable to noncontrolling interest	509	422
Foreign currency translation gain attributable to noncontrolling interest	(1,790)	(119)
Comprehensive (income) loss attributable to noncontrolling interest	(1,281)	303
Comprehensive (loss) income attributable to Fulgent	$(11,633)	$142,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Fulgent Stockholders’ Equity
	Shares (1)	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Fulgent Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2022	29,438	$3	$486,585	$(20,903)	$801,000	$1,266,685	$3,190	$1,269,875
Equity-based compensation	—	—	10,265	—	—	10,265	—	10,265
Restricted stock awards	280	—	—	—	—	—	—	—
Common stock withholding for employee tax obligations	(26)	—	(869)	—	—	(869)	—	(869)
Other comprehensive income (loss)	—	—	—	3,707	—	3,707	1,790	5,497
Net income (loss)	—	—	—	—	(15,340)	(15,340)	(509)	(15,849)
Balance at March 31, 2023	29,692	$3	$495,981	$(17,196)	$785,660	$1,264,448	$4,471	$1,268,919

(1) As of March 31, 2023, 371,006 shares of the Company's common stock were not issued and were held back by the Company as partial security for the indemnification obligations in connection with the business combination of Fulgent Pharma Holdings, Inc., or Fulgent Pharma, in 2022.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Fulgent Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Fulgent Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2021	30,160	$3	$501,908	$(759)	$657,597	$1,158,749	$7,131	$1,165,880
Equity-based compensation	—	—	5,616	—	—	5,616	—	5,616
Exercise of common stock options	3	—	16	—	—	16	—	16
Restricted stock awards	172	—	—	—	—	—	—	—
Common stock withholding for employee tax obligations	(8)	—	(494)	—	—	(494)	—	(494)
Other comprehensive income (loss)	—	—	—	(11,734)	—	(11,734)	119	(11,615)
Net income (loss)	—	—	—	—	153,979	153,979	(422)	153,557
Balance at March 31, 2022	30,327	$3	$507,046	$(12,493)	$811,576	$1,306,132	$6,828	$1,312,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flow from operating activities:
Net (loss) income from consolidated operations	$(15,849)	$153,557
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	10,265	5,616
Depreciation and amortization	6,879	4,695
Provision for credit losses	(113)	11,574
Noncash lease expense	1,561	477
(Gain) loss on disposal of fixed asset	(179)	250
Amortization of (discount) premium of marketable securities	(478)	1,910
Deferred taxes	(5,200)	(5,497)
Unrecognized tax benefits	—	485
Net loss on marketable securities	—	513
Other	—	15
Changes in operating assets and liabilities:
Trade accounts receivable	9,331	(32,924)
Other current and long-term assets	(1,629)	2,962
Accounts payable	(1,855)	2,110
Income tax payable	—	51,376
Accrued liabilities and other liabilities	(9,114)	(8,231)
Operating and finance lease liabilities	(1,526)	(477)
Net cash (used in) provided by operating activities	(7,907)	188,411
Cash flow from investing activities:
Purchase of marketable securities	(143,926)	(130,133)
Purchase of preferred stock of privately held company	—	(15,000)
Purchases of fixed assets	(2,034)	(5,360)
Contingent consideration payout related to a business acquisition	—	(10,000)
Proceeds from sale of fixed assets	198	14
Maturities of marketable securities	141,408	27,760
Proceeds from sale of marketable securities	—	133,407
Net cash (used in) provided by investing activities	(4,354)	688
Cash flow from financing activities:
Common stock withholding for employee tax obligations	(869)	(494)
Repayment of notes payable	—	(375)
Principal paid for finance lease	(232)	(81)
Proceeds from exercise of stock options	—	16
Net cash used in financing activities	(1,101)	(934)
Effect of exchange rate changes on cash and cash equivalents	28	10
Net (decrease) increase in cash and cash equivalents	(13,334)	188,175
Cash and cash equivalents at beginning of period	79,506	164,894
Cash and cash equivalents at end of period	$66,172	$353,069
Supplemental disclosures of cash flow information:
Income taxes paid	$1,680	$435
Supplemental disclosures of non-cash investing and financing activities:
Purchases of marketable securities in other current liabilities	$3,519	$—
Purchases of fixed assets in accounts payable	$2,537	$2,054
Purchases of fixed assets in notes payable	$—	$3,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Note 1. Overview and Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. These financial statements include the assets, liabilities, revenues and expenses of all subsidiaries and entities in which the Company has a controlling financial interest or is deemed to be the primary beneficiary. In determining whether the Company is the primary beneficiary of an entity, the Company applies a qualitative approach that determines whether it has both (i) the power to direct the economically significant activities of the entity and (ii) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. The Company uses the equity method to account for its investments in entities that it does not control, but in which it has the ability to exercise significant influence over operating and financial policies. All intercompany accounts and transactions are eliminated from the accompanying condensed consolidated financial statements.

Nature of the Business

Fulgent Genetics, Inc., together with its subsidiaries and affiliated professional corporations, or PCs (collectively referred to as “the Company,” unless otherwise noted or the context otherwise requires,) is a technology-based company with a well-established clinical diagnostic business and a therapeutic development business. Its clinical diagnostic business offers molecular diagnostic testing services, comprehensive genetic testing, and high-quality anatomic pathology laboratory services designed to provide physicians and patients with clinically actionable diagnostic information to improve the quality of patient care. Its therapeutic development business is focused on developing drug candidates for treating a broad range of cancers using a novel nanoencapsulation and targeted therapy platform designed to improve the therapeutic window and pharmacokinetic profile of new and existing cancer drugs. The Company aims to transform from a genomic diagnostic business into a fully integrated precision medicine company.

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements as of and for the fiscal year ended December 31, 2022, which are included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 28, 2023, or the 2022 Annual Report, and, in the opinion of management, include all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the Company’s financial position and results of operations. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or any other period. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2022 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the disclosures required by U.S. GAAP. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements included in the 2022 Annual Report, including the notes thereto.

Note 2. Summary of Significant Accounting Policies

See the summary of the Company’s significant accounting policies set forth in the notes to its consolidated financial statements included in the 2022 Annual Report.

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

Trade Accounts Receivable and Allowance for Credit Losses

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains an allowance for credit losses for expected uncollectible trade accounts receivable, which is recorded as an offset to trade accounts receivable, and changes in allowance for credit losses are classified as a general and administrative expense in the accompanying Condensed Consolidated Statements of Operations. The Company assesses collectability by reviewing trade accounts receivable on a collective basis where similar risk characteristics exist and on an individual basis when it identifies specific customers that have deterioration in credit quality such that they may no longer share similar risk characteristics with the other receivables. In determining the amount of the allowance for credit losses, the Company uses a probability-of-default and loss given default model, which allows the ability to define a point of default and measure credit losses for receivables that have reached the point of default for purposes of calculating the allowance for credit losses. Loss given default represents the likelihood that a receivable that has reached the point of default will not be collected in full. The Company updates its probability-of-default and loss given default factors annually to incorporate the most recent historical data and adjusts the quantitative portion of the reserve through its qualitative reserve overlay. The Company looks at qualitative factors such as general economic conditions in determining expected credit losses. During the first quarters of 2023 and 2022, the Company recorded $(113,000) and $11.6 million of provision for credit losses for trade accounts receivable, respectively.

Redeemable Preferred Stock Investment

The redeemable preferred stock investment of $13.0 million as of March 31, 2023 represents the fair value of redeemable preferred stock of a private company that the Company purchased in July 2021. The investment is classified as available-for-sale debt securities. The fair value of available-for-sale debt security is included in the Condensed Consolidated Statement of Balance Sheets. Unrealized gain of $597,000 is excluded from earnings and reported in other comprehensive loss in the first quarter of 2023, and unrealized loss of $4.4 million is excluded from earnings and reported in other comprehensive loss in the first quarter of 2022. Since the Company intends on holding the preferred stock, and the preferred stock is not redeemable until July 2027, the investment is recorded as a long-term investment.

Foreign Currency Translation and Foreign Currency Transactions

The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive income (loss) in the accompanying Condensed Consolidated Statements of Stockholders’ Equity. The Company and its subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, whereas reagents and supplies, property and nonmonetary assets and liabilities are measured at historical rates. Losses from these remeasurements were not significant in the first quarters of 2023 and 2022.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of net unrealized gain or loss on available-for-sale debt securities, net of tax, and foreign currency translation adjustments from the Company's subsidiaries not using the U.S. dollar as their functional currency. There were no reclassifications from other comprehensive income (loss) to net loss in the first quarter of 2023, and reclassification from other comprehensive income (loss) to net earnings was not significant in the first quarter of 2022. The tax effects related to net unrealized loss on available-for-sale debt securities were $1.9 million and $4.5 million in the first quarters of 2023 and 2022, respectively.

Concentration of Customers

In certain periods, a small number of customers have accounted for a significant portion of the Company’s revenue. After aggregating customers that are under common control or affiliation, no customer contributed 10% or more of the Company’s revenue in the first quarter of 2023, and one customer contributed 27% of the Company’s revenue in the first quarter of 2022. One customer comprised 21% and 17% of total accounts receivable, net, as of March 31, 2023 and December 31, 2022, respectively.

Disaggregation of Revenue

The Company classifies its customers into three payor types: (i) Insurance, including claim reimbursement from the U.S. Health Resources and Services Administration, or HRSA, for uninsured individuals, (ii) Institutions, including hospitals, medical institutions, other laboratories, governmental bodies, municipalities and large corporations, or (iii) Patients who pay directly; as the Company believes these classifications best depict how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. The following table summarizes revenue from contracts with customers by payor type for the first quarters of 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Testing Services by payor
Insurance	$34,551	$210,677
Institutional	30,992	109,468
Patient	625	123
Total Revenue	$66,168	$320,268

The insurance revenue category above includes zero and $106.7 million for the first quarters of 2023 and 2022, respectively, for services related to claims covered by the HRSA COVID-19 Uninsured Program.

There was no material variable consideration recognized in the current period that relates to performance obligations that were completed in the prior period.

Provided the Company has billed insurers accurately with complete information prior to the established filing deadline, collection of the Company’s net revenues from insurers is normally a function of providing complete and correct billing information within the various filing deadlines. If there has been a delay in billing, the Company determines if the amounts in question will likely go past the filing deadline, and if so, the Company will reserve accordingly for the billing.

Contract Balances

Receivables from contracts with customers - Receivables from contracts with customers are included within trade accounts receivable on the Condensed Consolidated Balance Sheets. Net receivable from Insurance and Institutional customers represented 14% and 86%, respectively, as of both March 31, 2023 and December 31, 2022.

Contracts assets and liabilities - Contract assets from contracts with customers associated with contract execution and certain costs to fulfill a contract are included in other current assets in the accompanying Condensed Consolidated Balance Sheets. Contract liabilities are recorded when the Company receives payment prior to completing its obligation to transfer goods or services to a customer. Contract liabilities are included in the Condensed Consolidated Balance Sheets. Revenues of $1.3 million and $11.1 million were recognized for the first quarters of 2023 and 2022, respectively, related to contract liabilities at the beginning of the respective periods.

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

Note 3. Equity and Debt Securities

The Company’s equity and debt securities consisted of the following:

	March 31, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Equity securities:
Long-term
Preferred stock of privately held company	$15,000	$—	$—	$15,000
Total equity securities	15,000	—	—	15,000
Available-for-sale debt securities
Short-term
U.S. government debt securities	176,704	—	(3,233)	173,471
Corporate debt securities	119,175	—	(2,383)	116,792
U.S. agency debt securities	87,707	67	(476)	87,298
U.S. treasury bills	67,944	1	(62)	67,883
Money market accounts	11,902	—	—	11,902
Municipal bonds	7,885	—	(72)	7,813
Less: Cash equivalents	(26,846)	—	—	(26,846)
Total debt securities due within 1 year	444,471	68	(6,226)	438,313
After 1 year through 5 years
U.S. government debt securities	185,378	725	(3,838)	182,265
U.S. agency debt securities	123,823	229	(2,456)	121,596
Corporate debt securities	51,058	—	(2,717)	48,341
Municipal bonds	10,553	2	(121)	10,434
Yankee debt securities	753	—	(81)	672
Redeemable preferred stock investment	20,000	—	(7,018)	12,982
Total debt securities due after 1 year through 5 years	391,565	956	(16,231)	376,290
After 5 years through 10 years
Municipal bonds	3,580	—	(55)	3,525
Total debt securities due after 5 years through 10 years	3,580	—	(55)	3,525
Total available-for-sale debt securities	839,616	1,024	(22,512)	818,128
Total equity and debt securities	$854,616	$1,024	$(22,512)	$833,128

	December 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Equity securities:
Long-term
Preferred stock of privately held company	$15,000	$—	$—	$15,000
Total equity securities	15,000	—	—	15,000
Available-for-sale debt securities
Short-term
U.S. government debt securities	189,333	—	(3,373)	185,960
Corporate debt securities	120,480	—	(2,222)	118,258
U.S. treasury bills	69,991	—	(193)	69,798
U.S. agency debt securities	68,411	—	(342)	68,069
Money market accounts	27,455	—	—	27,455
Municipal bonds	7,371	—	(80)	7,291
Yankee debt securities	2,347	—	(5)	2,342
Less: Cash equivalents	(32,444)	—	—	(32,444)
Total debt securities due within 1 year	452,944	—	(6,215)	446,729
After 1 year through 5 years
U.S. government debt securities	152,435	2	(6,349)	146,088
U.S. agency debt securities	92,054	—	(3,435)	88,619
Corporate debt securities	80,647	—	(4,756)	75,891
Municipal bonds	12,065	—	(217)	11,848
Yankee debt securities	753	—	(85)	668
Redeemable preferred stock investment	20,000	—	(7,615)	12,385
Total debt securities due after 1 year through 5 years	357,954	2	(22,457)	335,499
After 5 years through 10 years
Municipal bonds	3,617	—	(83)	3,534
Total debt securities due after 5 years through 10 years	3,617	—	(83)	3,534
Total available-for-sale debt securities	814,515	2	(28,755)	785,762
Total equity and debt securities	$829,515	$2	$(28,755)	$800,762

Gross unrealized losses on the Company’s equity and debt securities were $22.5 million and $28.8 million as of March 31, 2023 and December 31, 2022, respectively. The Company did not recognize any credit losses for its available-for-sale debt securities during the first quarters of 2023 and 2022.

The Company’s marketable securities of $478.0 million, managed by the custodian of the Company’s marketable debt security investment account, of which the Company has an outstanding margin loan, is used as collateral for the margin account borrowing. See Note 8, Debt, Commitments and Contingencies, for more information on the margin loan.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the above three-tier fair value hierarchy:

	March 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Equity securities, debt securities and cash equivalents:
U.S. government debt securities	$355,736	$—	$355,736	$—
U.S. agency debt securities	208,894	—	208,894	—
Corporate debt securities	165,133	—	165,133	—
U.S. treasury bills	67,883	67,883	—	—
Municipal bonds	21,772	—	21,772	—
Preferred stock of privately held company	15,000	—	—	15,000
Redeemable preferred stock investment	12,982	—	—	12,982
Money market accounts	11,902	11,902	—	—
Yankee debt securities	672	—	672	—
Total equity securities, debt securities and cash equivalents	$859,974	$79,785	$752,207	$27,982

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Equity securities, debt securities and cash equivalents:
U.S. government debt securities	$332,048	$—	$332,048	$—
Corporate debt securities	194,149	—	194,149	—
U.S. agency debt securities	156,688	—	156,688	—
U.S. treasury bills	69,798	69,798	—	—
Money market accounts	27,455	27,455	—	—
Municipal bonds	22,673	—	22,673	—
Preferred stock of privately held company	15,000	—	—	15,000
Redeemable preferred stock investment	12,385	—	—	12,385
Yankee debt securities	3,010	—	3,010	—
Total equity securities, debt securities and cash equivalents	$833,206	$97,253	$708,568	$27,385

The Company’s Level 1 assets include U.S. treasury bills and money market instruments, and are valued based upon observable market prices. Level 2 assets consist of U.S. government and U.S. agency debt securities, municipal bonds, corporate debt securities and Yankee debt securities. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. As of March 31, 2023, the Company had preferred stock of a privately held company, which was included in other long-term assets in the accompanying Condensed Consolidated Balance Sheets, and redeemable preferred stock of a private company that were measured using unobservable (Level 3) inputs. The fair value of redeemable preferred stock as of March 31, 2023 and December 31, 2022 was based on valuation performed by a third-party valuation company utilizing the guideline public company method under market approach and the discounted cash flow method under income approach. For the value of the investment in private equity securities, the Company elected to measure it at cost minus impairment, as the preferred stock of the privately held company did not have a readily determinable fair value, and no impairment loss was recorded as of March 31, 2023.

There were no transfers between fair value measurement levels during the first quarters of 2023 and 2022.

Note 5. Fixed Assets

Major classes of fixed assets consisted of the following:

		March 31,	December 31,
	Useful Lives	2023	2022
		(in thousands)
Medical lab equipment	5 months to 12 Years	$53,523	$53,503
Leasehold improvements	Shorter of lease term or estimated useful life	11,824	11,804
Computer software	1 to 5 Years	8,079	6,982
Computer hardware	1 to 5 Years	7,238	6,979
Building	39 Years	6,731	6,731
Aircraft	7 Years	6,400	6,400
Building improvements	6 months to 39 Years	5,878	5,865
Furniture and fixtures	1 to 5 Years	3,822	4,248
Land improvements	5 to 15 Years	904	904
Automobile	2 to 7 Years	506	797
General equipment	3 to 5 Years	44	44
Land		7,500	7,500
Assets not yet placed in service		12,773	12,877
Total		125,222	124,634
Less: Accumulated depreciation		(46,139)	(43,281)
Fixed assets, net		$79,083	$81,353

Depreciation expenses on fixed assets totaled $4.7 million and $3.7 million for the first quarters of 2023 and 2022, respectively.

Note 6. Other Significant Balance Sheet Accounts

Other current assets consisted of the following:

	March 31,	December 31,
	2023	2022
	(in thousands)
Prepaid income taxes	$16,432	$15,434
Prepaid expenses	6,875	6,814
Reagents and supplies	4,722	4,280
Marketable securities interest receivable	3,844	2,525
Other receivable	816	19,836
Total	$32,689	$48,889

Other long-term liabilities primarily include operating and finance lease liabilities, long-term, see Note 9, Leases, and notes payable, long-term, see Note 8, Debt, Commitments and Contingencies.

Note 7. Reporting Segment and Geographic Information

The Company views its operations and manages its business in one reporting segment. Long-lived assets were primarily located in the United States as of March 31, 2023 and December 31, 2022. Revenue by region during the first quarters of 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Revenue:
United States	$62,062	$317,190
Foreign	4,106	3,078
Total	$66,168	$320,268

Note 8. Debt, Commitments and Contingencies

Debt

As of March 31, 2023, the Company had an outstanding borrowing of $15.0 million under its margin account with the custodian of the Company’s marketable debt security investment account, Pershing Advisor Solutions, LLC, a BNY Mellon Company. Margin account borrowings were used for the purchase of real property located in El Monte, California in 2020. The securities in the brokerage account were used as collateral for the margin loan. The custodian can issue a margin call at any time. The interest rate on the margin loan was the effective federal funds rate, or EFFR, plus a spread. The EFFR and/or the spread can be changed by BNY Mellon at any time. The interest was 1% at the time of withdrawal of $15.0 million from the margin account, and the interest rate at March 31, 2023 was 5%. The Company did not make any other withdrawals from the margin account, and the outstanding balance is included in the accompanying Condensed Consolidated Balance Sheets. The related interest expenses for the first quarters of 2023 and 2022 were $200,000 and $29,000, respectively.

Notes payable as of March 31, 2023 consisted of $3.4 million of notes payable related to an installment sale contract the Company entered in February 2022 for a building and $5.2 million of notes payable to Xilong Scientific Co., or Xilong Scientific, by Fujian Fujun Gene Biotech Co., Ltd., or FF Gene Biotech. The notes payable related to the installment sale are due in February 2030, and the interest rate is 1.08%. The current portion and noncurrent portion are $408,000 and $3.0 million, respectively, and the noncurrent portion is included in the other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. The notes payable to Xilong Scientific were extended to and are due on December 31, 2023, and the interest rate on the loan is 4.97%. The related interest expenses for the first quarters of 2023 and 2022 were $75,000 and $78,000, respectively.

Operating Leases

See Note 9, Leases, for further information.

Purchase Obligations

As of March 31, 2023, the Company had non-cancelable purchase obligations of $17.8 million, of which, $8.4 million for computer software and hardware, $3.3 million for services, $2.4 million for reagents and other supplies, and $487,000 for medical lab equipment are payable within twelve months, and $2.4 million for computer software and $885,000 for services are payable within the next thirty-six months.

Contingencies

From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the outcome of these matters would not have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

The Company has received a Civil Investigative Demand, or CID, issued by the U.S. Department of Justice pursuant to the False Claims Act related to its investigation of allegations of medically unnecessary laboratory testing, improper billing for laboratory testing, and remuneration received or provided in violation of the Anti-Kickback Statute and the Stark Law. This CID requests information and records relating to certain of the Company’s customers named in the CID, which represent a small portion of the Company’s revenues. As previously disclosed in the Company’s Exchange Act reports, the SEC is also conducting a non-public formal investigation, which appears to relate to the matters raised in the CID requests and our Exchange Act reports filed for 2018 through 2020. The Company is fully cooperating with the U.S. Department of Justice and the SEC to promptly respond to the requests for information in this CID and investigation and does not presently expect this CID or resulting investigation or the SEC investigation to have a material adverse impact. However, the Company cannot predict when these matters will be resolved, the outcome of these matters, or their potential impact, which may ultimately be greater than what the Company currently expects.

Note 9. Leases

Lessee

The Company is a lessee to various non-cancelable operating leases with varying terms through March 2028 primarily for laboratory and office space and equipment. The Company has options to renew some of these leases after their expirations. On a lease-by-lease basis, the Company considers such options, which may be elected at the Company’s sole discretion, in determining the lease term. The Company also has various finance leases for lab equipment with varying terms through December 2026, some of which were acquired in business combinations. The Company does not have any leases with variable lease payments. The Company’s operating lease agreements do not contain any residual value guarantees, material restrictive covenants, bargain purchase options, or asset retirement obligations.

The Company’s headquarters are located in El Monte, California, which is comprised of various corporate offices and a laboratory certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, accredited by the College of American Pathologists, or CAP, and licensed by the State of California Department of Public Health. Other CLIA-certified laboratories are located in Temple City, California; Irving, Texas; Needham, Massachusetts; Phoenix, Arizona; Alpharetta, Georgia; and New York, New York.

The operating and finance lease right-of-use asset, short-term lease liabilities, and long-term lease liabilities as of March 31, 2023 and December 31, 2022 were as follows:

	March 31,	December 31,
	2023	2022
	(in thousands)
Operating lease ROU asset, net	$13,227	$14,784
Operating lease liabilities, short term	$6,095	$6,132
Operating lease liabilities, long term	$7,309	$8,795
Finance lease ROU asset, net	$2,543	$2,784
Finance lease liabilities, short term	$954	$943
Finance lease liabilities, long term	$1,575	$1,818

The following were operating and finance lease expenses:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Operating lease cost	$1,702	$538
Finance lease cost:
Amortization of ROU assets	243	96
Interest on lease liabilities	27	14
Short-term lease cost	501	97
Total lease cost	$2,473	$745

Supplemental information related to operating and finance leases were the following:

March 31, 2023
Weighted average remaining lease term - operating leases	3.12 years
Weighted average discount rate - operating leases	3.79%
Weighted average remaining lease term - finance lease	2.87 years
Weighted average discount rate - finance lease	3.96%

The following is a maturity analysis of operating and finance lease liabilities using undiscounted cash flows on an annual basis with renewal periods included:

	Operating Leases	Finance Lease
	(in thousands)
Year Ending December 31,
2023 (remaining 9 months)	$4,929	$727
2024	4,073	1,033
2025	2,119	547
2026	1,522	366
2027	1,360	—
Thereafter	216	—
Total lease payments	14,219	2,673
Less imputed interest	(815)	(144)
Total	$13,404	$2,529

Lessor

The Company leases out space in buildings it owns and leases to third-party tenants under noncancelable operating leases. As of March 31, 2023, the remaining lease terms range from 9 months to 21 months, including renewal options and may include rent escalation clauses. Lease income primarily represents fixed lease payments from tenants recognized on a straight-line basis over the application lease term. Variable lease income represents tenant payments for real estate taxes, insurance, and maintenance.

The lease income was included in interest and other income, net, in the accompanying Condensed Consolidated Statements of Operations. Total lease income was as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Lease income	$45	$97
Variable lease income	—	1
Total lease income	$45	$98

Future fixed lease payments from tenants for all noncancelable operating leases as March 31, 2023 are as follows:

Lease Payments
from Tenants
(in thousands)
Year Ending December 31,
2023 (remaining 9 months)	$136
2024	94
Total	$230

Note 10. Equity-Based Compensation

The Company has included equity-based compensation expense as part of cost of revenue and operating expenses in the accompanying Condensed Consolidated Statements of Operations as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cost of revenue	$2,394	$1,465
Research and development	3,448	1,921
Selling and marketing	1,361	825
General and administrative	3,062	1,405
Total	$10,265	$5,616

Note 11. (Benefit from) Provision for Income Taxes

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

The Company recorded consolidated benefit from income taxes of $(5.2) million for the first quarter of 2023 and a consolidated provision for income taxes of $48.4 million for the first quarter of 2022. The Company’s effective tax rate was (25%) for the first quarter of 2023 compared with 24% for the first quarter of 2022.

The Company is not currently under examination by any major income tax jurisdiction. During 2023, the statutes of limitations will lapse on the Company’s 2019 federal tax year and certain 2018 and 2019 state tax years. The Company does not believe the federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months.

Note 12. Income (Loss) per Share

The following table presents the calculation of basic and diluted income (loss) per share for the first quarters of 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except per share data)
Net income (loss) attributable to Fulgent	$(15,340)	$153,979
Weighted-average common shares—outstanding, basic	29,536	30,234
Weighted-average common shares—outstanding, diluted	29,536	31,240
Net income (loss) per common share, basic	$(0.52)	$5.09
Net income (loss) per common share, diluted	$(0.52)	$4.93

The following securities have been excluded from the calculation of diluted income (loss) per share because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Options	211	5
Restricted Stock Units	2,040	352
Contingently Issuable Shares	371	—

The anti-dilutive shares described above were calculated using the treasury stock method. In the first quarter of 2023, the Company had outstanding stock options and restricted stock unit and contingently issuable shares for held back related shares to the business combination of Fulgent Pharma that were excluded from the weighted-average share calculation for continuing operations due to the Company’s net loss positions.

Note 13. Related Parties

Linda Marsh, who is a member of the Company’s Board of Directors, or the Board, is currently the Senior Executive Vice President of AHMC Healthcare Inc., or AHMC. The Company performs genetic testing and other testing services, on an arms-length basis, for AHMC, and the Company recognized $95,000 and $775,000 in revenue from AHMC in the first quarters of 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, $66,000 and $93,000, respectively, was owed to the Company by AHMC, which is included in trade accounts receivable, net, in the accompanying Condensed Consolidated Balance Sheets, in connection with this relationship.

Ming Hsieh, the Chief Executive Officer and Chairperson of the Board, is on the board of directors and a 20% owner of ANP Technologies, Inc., or ANP, from which the Company purchased COVID-19 antigen rapid test kits and entered into certain drug-related licensing and development service agreements. The President and Chief Scientific Officer of Fulgent Pharma, Ray Yin, is the Founder, President and Chief Technology Officer of ANP. The Company incurred $959,000 related to the licensing and development services and purchases of COVID-19 antigen rapid test kits in the first quarter of 2023. No costs were incurred in the first quarter of 2022. As of March 31, 2023, and December 31, 2022, $890,000 and $607,000, respectively, were owed to ANP by the Company in connection with these relationships.

Note 14. Goodwill and Acquisition-Related Intangibles

Summaries of goodwill and intangibles balances assets as of March 31, 2023 and December 31, 2022 were as follows:

		March 31,	December 31,
	Weighted-Average Amortization Period	2023	2022
		(in thousands)
Goodwill		$143,120	$143,027

In-process research & development	n/a	$64,590	$64,590

Royalty-free technology	10 Years	5,388	5,364
Less: accumulated amortization		(1,033)	(894)
Royalty-free technology, net		4,355	4,470

Customer relationships	13 Years	82,755	82,750
Less: accumulated amortization		(7,814)	(6,215)
Customer relationships, net		74,941	76,535

Trade name	8 Years	3,790	3,790
Less: accumulated amortization		(535)	(412)
Trade name, net		3,255	3,378

In-place lease intangible assets	5 Years	360	360
Less: accumulated amortization		(64)	(46)
In-place lease intangible assets, net		296	314

Laboratory information system platform	5 Years	1,860	1,860
Less: accumulated amortization		(620)	(527)
Laboratory information system platform, net		1,240	1,333

Purchased patent	10 Years	29	29
Less: accumulated amortization		(7)	(6)
Purchased patent, net		22	23
Total intangible assets, net		$148,699	$150,643

Acquisition-related intangibles included in the above tables are generally finite-lived and are carried at cost less accumulated amortization, except for In-Process Research and Development, or IPR&D, which is related to a business combination in 2022 and has an indefinite life until research and development efforts are completed or abandoned. All other finite-lived acquisition-related intangibles related to the business combinations in 2022 and 2021 are amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized.

Changes in the carrying amount of goodwill for the first quarter of 2023 are as follows:

Amounts
(in thousands)
Balance as of January 1, 2023
Goodwill	$143,027
Accumulated impairment losses	—
143,027

Net foreign currency exchange differences	93

Balance as of March 31, 2023
Goodwill	143,120
Accumulated impairment losses	—
143,120

Based on the carrying value of finite-lived intangible assets recorded as of March 31, 2023, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for intangible assets is expected to be as follows:

Amounts
(in thousands)
Year Ending December 31,
2023 (remaining 9 months)	$5,900
2024	7,867
2025	7,867
2026	7,557
2027	7,228
2028	7,193
Thereafter	40,497
Total	$84,109

Note 15. Stock Repurchase Program

In March 2022, the Board authorized a $250.0 million stock repurchase program. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions. The stock repurchase program has no expiration from the date of authorization. During the first quarters of 2023 and 2022, the Company did not repurchase any shares of its common stock. As of March 31, 2023, a total of approximately $175.7 million remained available for future repurchases of its common stock under the stock repurchase program.

Note 16. Subsequent Events

As of May 1, 2023, no subsequent events are being reported.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included in this report. Additionally, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the U.S. Securities and Exchange Commission, or SEC, in preparing this discussion and analysis, we presume that readers have access to and have read the discussion and analysis of our financial condition and results of operations included in our annual report on Form 10-K for our fiscal year ended December 31, 2022 filed with the SEC on February 28, 2023, or the 2022 Annual Report. As used in this discussion and analysis and elsewhere in this report, unless the context otherwise requires, the terms “Fulgent,” the “Company,” “we,” “us” and “our” refer to Fulgent Genetics, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are statements other than historical facts and relate to future events or circumstances or our future performance, and they are based on our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. The forward-looking statements in this discussion and analysis include statements about, among other things, our future financial and operating performance, our future cash flows and liquidity and our growth strategies, as well as anticipated trends in our business and industry. These forward-looking statements are subject to a number of risks and uncertainties, including, among others, those described under “Item 1A. Risk Factors” in Part I of the 2022 Annual Report. Moreover, we operate in a competitive and rapidly evolving industry and new risks emerge from time to time. It is not possible for us to predict all of the risks we may face, nor can we assess the impact of all factors on our business or the extent to which any factor or combination of factors could cause actual results to differ from our expectations. In light of these risks and uncertainties, the forward-looking events and circumstances described in this discussion and analysis may not occur, and actual results could differ materially and adversely from those described in or implied by any forward-looking statements we make. Although we have based our forward-looking statements on assumptions and expectations we believe are reasonable, we cannot guarantee future results, levels of activity, performance or achievements or other future events. As a result, forward-looking statements should not be relied on or viewed as predictions of future events, and this discussion and analysis should be read with the understanding that actual future results, levels of activity, performance and achievements may be materially different than our current expectations. The forward-looking statements in this discussion and analysis speak only as of the date of this report, and except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

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

Business Risks and Uncertainties and Other Factors Affecting Our Performance

Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Item 1A. Risk Factors” in Part I of the 2022 Annual Report. In addition, our performance in any period is affected by a number of other factors. See the description of some of the material factors affecting our performance in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2022 Annual Report.

Results of Operations

The table below summarizes our results of our continuing operations for each of the periods presented. For a financial overview relating to our results of operations, including general descriptions of the make-up of material line items of our statement of operation data, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2022 Annual Report.

	Three Months Ended
	March 31,		$	%
	2023	2022	Change	Change
Statement of Operations Data:	(in thousands)
Revenue	$66,168	$320,268	$(254,100)	(79%)
Cost of revenue	47,357	77,725	(30,368)	(39%)
Gross profit	18,811	242,543	(223,732)	(92%)
Operating expenses:
Research and development	9,782	5,989	3,793	63%
Selling and marketing	10,083	7,940	2,143	27%
General and administrative	21,802	25,775	(3,973)	(15%)
Amortization of intangible assets	1,968	906	1,062	117%
Total operating expenses	43,635	40,610	3,025	7%
Operating (loss) income	(24,824)	201,933	(226,757)	(112%)
Interest and other income, net	3,775	45	3,730	8,289%
(Loss) income before income taxes	(21,049)	201,978	(223,027)	(110%)
(Benefit from) provision for income taxes	(5,200)	48,421	(53,621)	(111%)
Net (loss) income from consolidated operations	(15,849)	153,557	(169,406)	(110%)
Net loss attributable to noncontrolling interests	509	422	87	21%
Net (loss) income attributable to Fulgent	$(15,340)	$153,979	$(169,319)	(110%)

Revenue

Revenue decreased $254.1 million, or 79%, from $320.3 million in the first quarter of 2022 to $66.2 million in the first quarter of 2023. The decrease in revenue between periods were primarily due to decreased orders for our COVID-19 tests.

Revenue from non-U.S. sources increased $1.0 million, or 33%, from $3.1 million in the first quarter of 2022 to $4.1 million in the first quarter of 2023. The increase in revenue from non-U.S. sources between periods were primarily due to increased sales of our traditional genetic testing services to customers in China through our joint venture in China.

After aggregating customers that are under common control or affiliation, no customer contributed 10% or more of the Company’s revenue in the first quarter of 2023, and one customer contributed 27% of the Company’s revenue in the first quarter of 2022.

Cost of Revenue

Cost of revenue decreased $30.4 million, or 39%, from $77.7 million in the first quarter of 2022 to $47.4 million in the first quarter of 2023. The decrease was primarily due to decreases of $20.2 million in reagents and supply expense, $17.7 million in consulting and outside labor costs, $2.1 million in shipping and handling expense, $1.1 million in external customer engagement platform expense related to the decreased tests delivered and orders for our COVID-19 tests, and $1.2 million in depreciation expenses, partially offset by an increase of $12.3 million in personnel costs including equity-based compensation expense due to increased headcount.

Our gross profit decreased $223.7 million, from $242.5 million in the first quarter of 2022 to $18.8 million in the first quarter of 2023. The decrease in gross profit was primarily due to the decrease in revenue from our COVID-19 tests. Our gross profit as a percentage of revenue, or gross margin, decreased from 75.7% to 28.4% due to changes in product mix.

Research and Development

Research and development expenses increased $3.8 million, or 63%, from $6.0 million in the first quarter of 2022 to $9.8 million in the first quarter of 2023. The increase was primarily due to increases of $3.3 million in personnel costs including equity-based compensation expense due to increased headcount and $418,000 in consulting and outside labor costs related to continued development of our therapeutic products.

Selling and Marketing

Selling and marketing expenses increased $2.1 million, or 27% from $7.9 million in the first quarter of 2022 to $10.1 million in the first quarter of 2023. The increase was primarily due to increases of $1.4 million in software expense, $611,000 in personnel costs including equity-based compensation expense due to increased headcount, and $520,000 in allocated overhead expenses, partially offset by a decrease of $922,000 in consulting and outside labor costs.

General and Administrative

General and administrative expenses decreased $4.0 million, or 15% from $25.8 million in the first quarter of 2022 to $21.8 million in the first quarter of 2023 due to decreases of $11.7 million in provisions for credit losses, $1.8 million in legal and professional fees, and $908,000 in software and software licensing due to decreased testing volume, partially offset by increases of $5.0 million in personnel costs including equity-based compensation expense due to increased headcount, $2.1 million in facility expenses, and $1.8 million in depreciation expense and $709,000 in business insurance expense.

Amortization of Intangible Assets

Amortization of intangible assets represents amortization expenses on the intangible assets arose from the business combinations in 2022 and 2021 and a patent purchased in 2021. Amortization expenses were $2.0 million and $906,000 in the first quarters of 2023 and 2022, respectively.

Interest and Other Income, net

Interest and other income, net, is primarily comprised of net interest income (expenses), which was $3.8 million and $(50,000) in the first quarters of 2023 and 2022, respectively. This interest income (expense) related to interest earned on various investments in marketable securities including realized and holding gain (loss) on marketable equity securities, net of interest expenses incurred for our notes payable and margin loan.

(Benefit from) Provision for Income Taxes

(Benefit from) provision for income taxes income taxes was $(5.2) million and $48.4 million for the first quarters of 2023 and 2022, respectively. The effective tax rate was (25%) and 24% for the first quarters of 2023 and 2022, respectively.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest represents net loss attributable to the minority shareholders from entities not wholly owned.

Liquidity and Capital Resources

Liquidity and Sources of Cash

We had $871.3 million and $852.9 million in cash, cash equivalents and marketable securities as of March 31, 2023 and December 31, 2022, respectively. Our marketable securities primarily consist of U.S. government and U.S. agency debt securities, U.S. treasury bills, corporate bonds, municipal bonds, and Yankee debt securities as of March 31, 2023 and December 31, 2022.

Our primary uses of cash are to fund our operations and to fund strategic acquisitions as we continue to invest in and seek to grow our business. Cash used to fund operating expenses is impacted by the timing of our expense payments, as reflected in the changes in our outstanding accounts payable and accrued expenses.

We believe our existing cash, cash equivalent, and short-term marketable securities will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Cash provided by operations significantly contributed to our ability to meet our liquidity needs, including paying for capital expenditures. However, cash provided by our operations fluctuates from period to period, which we expect may continue in the future. These fluctuations can occur because of a variety of factors, including, among others, factors relating to the demand for our tests, the amount and timing of sales, the prices we charge for our tests due to changes in product mix, customer mix, general price degradation for tests, or other factors, the rate and timing of our billing and collections cycles and the timing and amount of our commitments and other payments. Moreover, even if our liquidity expectations are correct, we may still seek to raise additional capital through securities offerings, credit facilities or other debt financings, asset sales or collaborations or licensing arrangements.

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

Cash Flows

The following table summarizes our cash flows for each of the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash (used in) provided by operating activities	$(7,907)	$188,411
Net cash (used in) provided by investing activities	$(4,354)	$688
Net cash used in financing activities	$(1,101)	$(934)

Operating Activities

Cash used in operating activities in the first quarter of 2023 was $7.9 million. The difference between net loss and cash used in operating activities for the period was primarily due to the effects of $10.3 million in equity-based compensation expenses, $6.9 million in the depreciation and amortization, and $1.6 million in noncash lease expense, partially offset by $5.2 million in deferred taxes. Changes in operating assets and liabilities primarily consisted of decreases of $9.1 million in accrued liabilities and other current and non-current liabilities and $1.9 million in accounts payable related to timing of payments, $1.5 million in operating and finance lease liabilities, and an increase of $1.6 million in other current and long-term assets, partially offset by a decrease of $9.3 million in trade accounts receivable due to timing of collections.

Cash provided by operating activities in the first quarter of 2022 was $188.4 million. The difference between net income and cash provided by operating activities for the period was primarily due to the effects of $11.6 million in provision for credit losses, $5.6 million in equity-based compensation expenses, and $4.7 million in the depreciation and amortization. Changes in operating assets and liabilities primarily consisted of increases of $51.4 million in income tax payable and $2.1 million in accounts payable due to timing of payments and a decrease of $3.0 million in other current and long-term assets primarily related to reagents and supplies, partially offset by an increase of $32.9 million in trade receivable due to timing of collections and a decrease of $8.2 million in accrued liabilities and other current and non-current liabilities primarily due to the payments for bonus accruals.

Investing Activities

Cash used in investing activities in the first quarter of 2023 was $4.4 million, which primarily related to $143.9 million on purchase of marketable securities and $2.0 million on purchases of fixed assets, partially offset by $141.4 million related to maturities of marketable securities.

Cash provided by investing activities in the first quarter of 2022 was $688,000, which primarily related to $133.4 million related to sales of marketable securities and $27.8 million related to maturities of marketable securities, partially offset by purchases of $130.1 million of marketable securities, $15.0 million investment in private equity securities, $10.0 million contingent consideration payment related to the acquisition of Cytometry Specialists, Inc, and $5.4 million on purchases of fixed assets.

Financing Activities

Cash used in financing activities in the first quarter of 2023 was $1.1 million, which primarily related to $869,000 common stock withholding for employee tax obligations.

Cash used in financing activities in the first quarter of 2022 was $934,000, which primarily related to $494,000 common stock withholding for employee tax obligations and $375,000 repayments of partial notes payable.

Stock Repurchase Program

In March 2022, the Board authorized a $250.0 million stock repurchase program. The stock repurchase program has no expiration from the date of authorization. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions.

During the first quarter of 2023, we did not repurchase any common stock under our stock repurchase program. As of March 31, 2023, a total of approximately $175.7 million remained available for future repurchases of our common stock under our stock repurchase program.

Critical Accounting Policies and Use of Estimates

There have been no material changes to our critical accounting policies or estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the 2022 Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2022 Annual Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control (as required by Rule 13a-15(b) under the Exchange Act) over the financial reporting during the first quarter of 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The outcome of litigation is inherently uncertain, and there can be no assurances that favorable outcomes will be obtained.

Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm, among other factors.

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the 2022 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

To date, we have used $85.9 million of the net proceeds from sales of our common stock, of which, $4.5 million was used for contributions to FF Gene Biotech prior to the FF Gene Biotech acquisition and $81.4 million was used to fund the Company’s operations and a business combination. All other net proceeds from sales of our common stock are invested in investment-grade and interest-bearing securities, such as U.S. government and U.S. agency debt securities, corporate bonds, and municipal bonds. There has been no material change in the planned use of proceeds from the sales of our common stock from that described in the Prospectus.

Information on Share Repurchases

The Company did not repurchase any common stock during the first quarter of 2023.

Item 5. Other Information

Executive Officer Incentive Plan

On May 2, 2023, the Compensation Committee of the Board (the “Compensation Committee”) approved the Company’s Executive Officer Incentive Plan (the “2023 Incentive Plan”). The 2023 Incentive Plan covers a performance period of January 1 through December 31 (the “Performance Year”) for each calendar year, effective January 1, 2023. The 2023 Incentive Plan is designed to reward members of the executive management team for their contributions in the achievement of corporate profitability and other important performance targets. As further described in and subject to the terms of the 2023 Incentive Plan, Executive Officers will be eligible to receive annual incentive compensation based on corporate performance metrics. The Compensation Committee will administer the 2023 Incentive Plan. The foregoing summary of the 2023 Incentive Plan does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the 2023 Incentive Plan, a copy of which is attached as Exhibit 10.3 to this Current Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits.

The information required by this Item 6 is set forth on the Exhibit Index that immediately precedes the signature page to this report and is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed with this Form 10-Q	Form	Form No.	Date Filed

3.1	Certificate of Incorporation of the registrant, dated May 13, 2016.		10-Q	001-37894	8/14/2017

3.1.1	Certificate of Amendment to Certificate of Incorporation of the registrant, dated August 2, 2016.		10-Q	001-37894	8/14/2017

3.1.2	Certificate of Amendment to Certificate of Incorporation of the registrant, dated May 17, 2017.		10-Q	001-37894	8/14/2017

3.2	Bylaws of the registrant.		S-1/A	333-213469	9/26/2016

10.1*^	Amended and Restated Non-Employee Director Compensation Policy, dated as of February 23, 2023.	X

10.2	Commercial Lease Addendum (II) dated January 6, 2023, by and between Fulgent Therapeutics LLC and E&E Plaza LLC		8-K	001-37894	1/12/2023

10.3*^#	Executive Officer Incentive Plan.	X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

* Furnished herewith.

^ Management compensation plan or arrangement.

# Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULGENT GENETICS, INC.

Date: May 5, 2023	By:	/s/ Ming Hsieh
Ming Hsieh
Chief Executive Officer (principal executive officer)

Date: May 5, 2023	By:	/s/ Paul Kim
Paul Kim
Chief Financial Officer (principal financial and accounting officer)