Form 10-Q
period 2023-06-30
Fulgent Genetics, Inc.
filed 2023-08-04
CIK 1674930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 1, 2023, there were 29,926,846 outstanding shares of the registrant’s common stock.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FULGENT GENETICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value data)

(unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$58,348	$79,506
Marketable securities	400,083	446,729
Trade accounts receivable, net of allowance for credit losses of $33,173 and $41,205	34,809	52,749
Other current assets	35,049	48,889
Total current assets	528,289	627,873
Marketable securities, long-term	388,383	326,648
Redeemable preferred stock investment	12,842	12,385
Fixed assets, net	87,556	81,353
Intangible assets, net	146,473	150,643
Goodwill	141,970	143,027
Other long-term assets	49,064	44,124
Total assets	$1,354,577	$1,386,053
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$20,607	$23,093
Accrued liabilities	22,229	24,981
Contract liabilities	2,601	3,199
Customer deposit	14,460	10,895
Investment margin loan	—	14,999
Notes payable, current portion	4,560	5,639
Other current liabilities	362	5,301
Total current liabilities	64,819	88,107
Unrecognized tax benefits	9,836	9,836
Other long-term liabilities	16,596	18,235
Total liabilities	91,251	116,178
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value per share, 50,000 shares authorized, 31,728 and 31,248 shares issued, respectively, and 29,917 and 29,438 shares outstanding, respectively	3	3
Preferred stock, $0.0001 par value per share, 1,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	506,075	486,585
Accumulated other comprehensive loss	(20,746)	(20,903)
Retained earnings	774,431	801,000
Total Fulgent stockholders’ equity	1,259,763	1,266,685
Noncontrolling interest	3,563	3,190
Total stockholders’ equity	1,263,326	1,269,875
Total liabilities and stockholders’ equity	$1,354,577	$1,386,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$67,853	$125,341	$134,021	$445,609
Cost of revenue	47,281	60,065	94,638	137,790
Gross profit	20,572	65,276	39,383	307,819
Operating expenses:
Research and development	9,692	6,905	19,474	12,894
Selling and marketing	10,723	10,866	20,806	18,806
General and administrative	17,993	30,240	39,795	56,015
Amortization of intangible assets	1,962	1,575	3,930	2,481
Restructuring costs	—	2,896	—	2,896
Total operating expenses	40,370	52,482	84,005	93,092
Operating (loss) income	(19,798)	12,794	(44,622)	214,727
Interest and other income, net	5,098	958	8,873	1,003
(Loss) income before income taxes	(14,700)	13,752	(35,749)	215,730
(Benefit from) provision for income taxes	(3,110)	2,653	(8,310)	51,074
Net (loss) income from consolidated operations	(11,590)	11,099	(27,439)	164,656
Net loss attributable to noncontrolling interests	361	438	870	860
Net (loss) income attributable to Fulgent	$(11,229)	$11,537	$(26,569)	$165,516

Net (loss) income per common share attributable to Fulgent:
Basic	$(0.38)	$0.38	$(0.90)	$5.46
Diluted	$(0.38)	$0.37	$(0.90)	$5.30

Weighted-average common shares:
Basic	29,813	30,362	29,675	30,298
Diluted	29,813	31,189	29,675	31,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income from consolidated operations	$(11,590)	$11,099	$(27,439)	$164,656
Other comprehensive income (loss):
Foreign currency translation loss	(1,965)	(1,878)	(1,797)	(1,755)
Net (loss) gain on available-for-sale debt securities, net of tax	(2,132)	(8,468)	3,197	(20,206)
Comprehensive (loss) income from consolidated operations	(15,687)	753	(26,039)	142,695
Net loss attributable to noncontrolling interest	361	438	870	860
Foreign currency translation loss (gain) attributable to noncontrolling interest	547	422	(1,243)	303
Comprehensive loss (gain) attributable to noncontrolling interest	908	860	(373)	1,163
Comprehensive (loss) income attributable to Fulgent	$(14,779)	$1,613	$(26,412)	$143,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Fulgent Stockholders’ Equity
	Shares (1)	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Fulgent Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2022	29,438	$3	$486,585	$(20,903)	$801,000	$1,266,685	$3,190	$1,269,875
Equity-based compensation	—	—	10,265	—	—	10,265	—	10,265
Restricted stock awards	280	—	—	—	—	—	—	—
Common stock withholding for employee tax obligations	(26)	—	(869)	—	—	(869)	—	(869)
Other comprehensive income (loss)	—	—	—	3,707	—	3,707	1,790	5,497
Net income (loss)	—	—	—	—	(15,340)	(15,340)	(509)	(15,849)
Balance at March 31, 2023	29,692	3	495,981	(17,196)	785,660	1,264,448	4,471	1,268,919
Equity-based compensation	—	—	10,323	—	—	10,323	—	10,323
Exercise of common stock options	8	—	3	—	—	3	—	3
Restricted stock awards	225	—	—	—	—	—	—	—
Common stock withholding for employee tax obligations	(8)	—	(232)	—	—	(232)	—	(232)
Other comprehensive income (loss)	—	—	—	(3,550)	—	(3,550)	(547)	(4,097)
Net income (loss)	—	—	—	—	(11,229)	(11,229)	(361)	(11,590)
Balance at June 30, 2023	29,917	$3	$506,075	$(20,746)	$774,431	$1,259,763	$3,563	$1,263,326

(1) As of June 30, 2023, 371,006 shares of the Company's common stock were not issued and were held back by the Company as partial security for the indemnification obligations in connection with the business combination of Fulgent Pharma Holdings, Inc., or Fulgent Pharma, in 2022.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Fulgent Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Fulgent Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2021	30,160	$3	$501,908	$(759)	$657,597	$1,158,749	$7,131	$1,165,880
Equity-based compensation	—	—	5,616	—	—	5,616	—	5,616
Exercise of common stock options	3	—	16	—	—	16	—	16
Restricted stock awards	172	—	—	—	—	—	—	—
Common stock withholding for employee tax obligations	(8)	—	(494)	—	—	(494)	—	(494)
Other comprehensive income (loss)	—	—	—	(11,734)	—	(11,734)	119	(11,615)
Net income (loss)	—	—	—	—	153,979	153,979	(422)	153,557
Balance at March 31, 2022	30,327	3	507,046	(12,493)	811,576	1,306,132	6,828	1,312,960
Equity-based compensation	—	—	8,030	—	—	8,030	—	8,030
Exercise of common stock options	1	—	3	—	—	3	—	3
Restricted stock awards	161	—	—	—	—	—	—	—
Common stock withholding for employee tax obligations	(8)	—	(436)	—	—	(436)	—	(436)
Repurchase of common stock	(215)	—	(10,577)	—	—	(10,577)	—	(10,577)
Other comprehensive loss	—	—	—	(9,924)	—	(9,924)	(422)	(10,346)
Net income (loss)	—	—	—	—	11,537	11,537	(438)	11,099
Balance at June 30, 2022	30,266	$3	$504,066	$(22,417)	$823,113	$1,304,765	$5,968	$1,310,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flow from operating activities:
Net (loss) income from consolidated operations	$(27,439)	$164,656
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity-based compensation	20,588	13,646
Depreciation and amortization	13,191	13,040
Provision for credit losses	(1,984)	18,734
Noncash lease expense	3,268	1,710
Loss on disposal of fixed asset	11	309
Amortization of (discount) premium of marketable securities	(1,192)	3,223
Deferred taxes	(8,418)	(7,639)
Unrecognized tax benefits	—	1,005
Net loss on marketable securities	—	617
Other	20	(17)
Changes in operating assets and liabilities:
Trade accounts receivable	19,658	1,802
Other current and long-term assets	(3,764)	(1,854)
Accounts payable	(4,447)	(10,258)
Income tax payable	—	1,978
Accrued liabilities and other liabilities	(4,518)	264
Operating lease liabilities	(3,144)	(1,679)
Net cash provided by operating activities	1,830	199,537
Cash flow from investing activities:
Purchase of marketable securities	(250,537)	(245,488)
Maturities of marketable securities	258,847	70,432
Proceeds from sale of marketable securities	—	133,407
Purchases of fixed assets	(14,178)	(8,618)
Proceeds from sale of fixed assets	418	18
Acquisition of businesses, net of cash acquired	—	(137,755)
Investment in private equity securities	—	(15,000)
Contingent consideration payout related to a business acquisition	—	(10,000)
Net cash used in investing activities	(5,450)	(213,004)
Cash flow from financing activities:
Repurchase of common stock	—	(10,577)
Common stock withholding for employee tax obligations	(1,101)	(930)
Repayment of notes payable	(799)	(368)
Repayment of investment margin loan	(15,000)	—
Principal paid for finance lease	(463)	(230)
Proceeds from exercise of stock options	3	19
Net cash used in financing activities	(17,360)	(12,086)
Effect of exchange rate changes on cash and cash equivalents	(178)	(561)
Net decrease in cash and cash equivalents	(21,158)	(26,114)
Cash and cash equivalents at beginning of period	79,506	164,894
Cash and cash equivalents at end of period	$58,348	$138,780
Supplemental disclosures of cash flow information:
Income taxes paid	$2,636	$54,982
Interest Paid	$919	$—
Supplemental disclosures of non-cash investing and financing activities:
Purchases of fixed assets in accounts payable	$3,725	$2,158
Purchases of fixed assets in notes payable	$—	$3,833
Operating lease right-of-use assets obtained in exchange for lease liabilities	$2,661	$—
Finance lease right-of-use assets reduced due to lease modification and termination	$696	$—

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

Nature of the Business

Fulgent Genetics, Inc., together with its subsidiaries and affiliated professional corporations (collectively referred to as the Company, unless otherwise noted or the context otherwise requires), is a technology-based company with a well-established clinical diagnostic business and a therapeutic development business. Its clinical diagnostic business offers molecular diagnostic testing services, comprehensive genetic testing, and high-quality anatomic pathology laboratory services designed to provide physicians and patients with clinically actionable diagnostic information to improve the quality of patient care. Its therapeutic development business is focused on developing drug candidates for treating a broad range of cancers using a novel nanoencapsulation and targeted therapy platform designed to improve the therapeutic window and pharmacokinetic profile of new and existing cancer drugs. The Company aims to transform from a genomic diagnostic business into a fully integrated precision medicine company.

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

Trade Accounts Receivable and Allowance for Credit Losses

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains an allowance for credit losses for expected uncollectible trade accounts receivable, which is recorded as an offset to trade accounts receivable, and changes in allowance for credit losses are classified as a general and administrative expense in the accompanying Condensed Consolidated Statements of Operations. The Company assesses collectability by reviewing trade accounts receivable on a collective basis where similar risk characteristics exist and on an individual basis when it identifies specific customers that have deterioration in credit quality such that they may no longer share similar risk characteristics with the other receivables. In determining the amount of the allowance for credit losses, the Company uses a probability-of-default and loss given default model, which allows the ability to define a point of default and measure credit losses for receivables that have reached the point of default for purposes of calculating the allowance for credit losses. Loss given default represents the likelihood that a receivable that has reached the point of default will not be collected in full. The Company updates its probability-of-default and loss given default factors annually to incorporate the most recent historical data and adjusts the quantitative portion of the reserve through its qualitative reserve overlay. The Company looks at qualitative factors such as general economic conditions in determining expected credit losses. During the three and six months ended June 30, 2023, the Company recorded an adjustment of $(2.0) million in provision for credit losses for trade accounts receivable due to decreased allowance for uncollectible accounts. During the three and six months ended June 30, 2022, the Company recorded $7.2 million and $18.7 million of provision for credit losses for trade accounts receivable, respectively.

Redeemable Preferred Stock Investment

The redeemable preferred stock investment of $12.8 million as of June 30, 2023 represents the fair value of redeemable preferred stock of a private company that the Company purchased in July 2021. The investment is classified as available-for-sale debt securities. The fair value of available-for-sale debt security is included in the Condensed Consolidated Statement of Balance Sheets. Unrealized gain (loss) of $(140,000) and $457,000 is excluded from earnings and reported in other comprehensive income (loss) in the three and six months ended June 30, 2023, respectively, and unrealized loss of $5.6 million and $10.0 million is excluded from earnings and reported in other comprehensive income (loss) in the three and six months ended June 30, 2022, respectively. Since the Company intends on holding the preferred stock, and the preferred stock is not redeemable until July 2027, the investment is recorded as a long-term investment.

Foreign Currency Translation and Foreign Currency Transactions

The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive income (loss) in the accompanying Condensed Consolidated Statements of Stockholders’ Equity. The Company and its subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, whereas reagents and supplies, property and nonmonetary assets and liabilities are measured at historical rates. Losses from these remeasurements were $2.0 million and $1.8 million in the three and six months ended June 30, 2023, respectively. Loss from these translations were $1.9 million and $1.8 million in the three and six months ended June 30, 2022, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of net unrealized gain or loss on available-for-sale debt securities, net of tax, and foreign currency translation adjustments from the Company's subsidiaries not using the U.S. dollar as their functional currency. There were no reclassifications from other comprehensive income (loss) to net loss in the three and six months ended June 30, 2023, and reclassification from other comprehensive income (loss) to net earnings was not significant in the three and six months ended June 30, 2022. The tax effects related to net unrealized loss on available-for-sale debt securities were $(775,000) and $1.2 million in the three and six months ended June 30, 2023, respectively. The tax effects related to net unrealized loss on available-for-sale debt securities were $1.3 million and $5.8 million in the three and six months ended June 30, 2022, respectively.

Concentration of Customers

In certain periods, a small number of customers have accounted for a significant portion of the Company’s revenue. After aggregating customers that are under common control or affiliation, one customer contributed 13% of the Company’s revenue in the three months ended June 30, 2023, and no customer contributed more than 10% of the Company's revenue for the six months ended June 30, 2023. Two customers contributed 15% and 12%, respectively, of the Company's revenue for the three months ended June 30, 2022, and one customer contributed 23% of the Company's revenue for the six months ended June 30, 2022. One customer comprised

12% of total accounts receivable as of June 30, 2023, and a different customer comprised 17% of total accounts receivable as of December 31, 2022.

Disaggregation of Revenue

The Company classifies its customers into three payor types: (i) Insurance, including claim reimbursement from the U.S. Health Resources and Services Administration, or HRSA, for uninsured individuals, (ii) Institutional customers, including hospitals, medical institutions, other laboratories, governmental bodies, municipalities and large corporations, or (iii) Patients who pay directly; as the Company believes these classifications best depict how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. The following table summarizes revenue from contracts with customers by payor type for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Testing Services by payor
Insurance	$33,061	$63,790	$67,612	$274,467
Institutional customers	34,082	61,232	65,074	170,700
Patients	710	319	1,335	442
Total Revenue	$67,853	$125,341	$134,021	$445,609

The insurance revenue category above includes zero and $106.7 million for the three and six months ended June 30, 2022, respectively, for services related to claims covered by the HRSA COVID-19 Uninsured Program. The Company did not recognize any insurance revenue under HRSA COVID-19 Uninsurance Program for three and six months ended June 30, 2023.

There was no material variable consideration recognized in the current period that relates to performance obligations that were completed in the prior period.

Contract Balances

Receivables from contracts with customers - Receivables from contracts with customers are included within trade accounts receivable on the Condensed Consolidated Balance Sheets. Net receivable from Insurance and Institutional customers represented 60% and 40%, respectively, as of June 30, 2023. Net receivable from Insurance and Institutional customers represented 14% and 86%, respectively, as of December 31, 2022.

Contracts assets and liabilities - Contract assets from contracts with customers associated with contract execution and certain costs to fulfill a contract are included in other current assets in the accompanying Condensed Consolidated Balance Sheets. Contract liabilities are recorded when the Company receives payment prior to completing its obligation to transfer goods or services to a customer. Contract liabilities are included in the Condensed Consolidated Balance Sheets. Revenues of $99,000 and $4.7 million were recognized for the three months ended June 30, 2023 and 2022, respectively, and $1.7 million and $14.4 million were recognized for the six months ended June 30, 2023 and 2022, respectively, related to contract liabilities at the beginning of the respective periods.

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

Note 3. Equity and Debt Securities

The Company’s equity and debt securities consisted of the following:

	June 30, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Equity securities:
Long-term
Preferred stock of privately held company	$15,000	—	—	15,000
Total equity securities	15,000	—	—	15,000
Available-for-sale debt securities
Short-term
U.S. government debt securities	187,995	—	(3,222)	184,773
Corporate debt securities	98,796	—	(2,607)	96,189
U.S. agency debt securities	71,773	—	(491)	71,282
U.S. treasury bills	40,507	1	(8)	40,500
Money market accounts	23,985	—	—	23,985
Municipal bonds	7,389	—	(50)	7,339
Less: Cash equivalents	(23,985)	—	—	(23,985)
Total debt securities due within 1 year	406,460	1	(6,378)	400,083
After 1 year through 5 years
U.S. government debt securities	192,123	—	(4,751)	187,372
U.S. agency debt securities	173,528	2	(4,375)	169,155
Corporate debt securities	21,085	—	(1,476)	19,609
Municipal bonds	8,962	1	(134)	8,829
Yankee debt securities	753	—	(84)	669
Redeemable preferred stock investment	20,000	—	(7,158)	12,842
Total debt securities due after 1 year through 5 years	416,451	3	(17,978)	398,476
After 5 years through 10 years
Municipal bonds	2,793	1	(45)	2,749
Total debt securities due after 5 years through 10 years	2,793	1	(45)	2,749
Total available-for-sale debt securities	825,704	5	(24,401)	801,308
Total equity and debt securities	$840,704	$5	$(24,401)	$816,308

	December 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Equity securities:
Long-term
Preferred stock of privately held company	$15,000	$—	$—	$15,000
Total equity securities	15,000	—	—	15,000
Available-for-sale debt securities
Short-term
U.S. government debt securities	189,333	—	(3,373)	185,960
Corporate debt securities	120,480	—	(2,222)	118,258
U.S. treasury bills	69,991	—	(193)	69,798
U.S. agency debt securities	68,411	—	(342)	68,069
Money market accounts	27,455	—	—	27,455
Municipal bonds	7,371	—	(80)	7,291
Yankee debt securities	2,347	—	(5)	2,342
Less: Cash equivalents	(32,444)	—	—	(32,444)
Total debt securities due within 1 year	452,944	—	(6,215)	446,729
After 1 year through 5 years
U.S. government debt securities	152,435	2	(6,349)	146,088
U.S. agency debt securities	92,054	—	(3,435)	88,619
Corporate debt securities	80,647	—	(4,756)	75,891
Municipal bonds	12,065	—	(217)	11,848
Yankee debt securities	753	—	(85)	668
Redeemable preferred stock investment	20,000	—	(7,615)	12,385
Total debt securities due after 1 year through 5 years	357,954	2	(22,457)	335,499
After 5 years through 10 years
Municipal bonds	3,617	—	(83)	3,534
Total debt securities due after 5 years through 10 years	3,617	—	(83)	3,534
Total available-for-sale debt securities	814,515	2	(28,755)	785,762
Total equity and debt securities	$829,515	$2	$(28,755)	$800,762

Gross unrealized losses on the Company’s equity and debt securities were $24.4 million and $28.8 million as of June 30, 2023 and December 31, 2022, respectively. The Company did not recognize any credit losses for its available-for-sale debt securities during the three and six months ended June 30, 2023 and 2022.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the above three-tier fair value hierarchy:

	June 30, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Equity securities, debt securities and cash equivalents:
U.S. government debt securities	$372,145	$—	$372,145	$—
U.S. agency debt securities	240,437	—	240,437	—
Corporate debt securities	115,798	—	115,798	—
U.S. treasury bills	40,500	40,500	—	—
Money market accounts	23,985	23,985	—	—
Municipal bonds	18,917	—	18,917	—
Preferred stock of privately held company	15,000	—	—	15,000
Redeemable preferred stock investment	12,842	—	—	12,842
Yankee debt securities	669	—	669	—
Total equity securities, debt securities and cash equivalents	$840,293	$64,485	$747,966	$27,842

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Equity securities, debt securities and cash equivalents:
U.S. government debt securities	$332,048	$—	$332,048	$—
Corporate debt securities	194,149	—	194,149	—
U.S. agency debt securities	156,688	—	156,688	—
U.S. treasury bills	69,798	69,798	—	—
Money market accounts	27,455	27,455	—	—
Municipal bonds	22,673	—	22,673	—
Preferred stock of privately held company	15,000	—	—	15,000
Redeemable preferred stock investment	12,385	—	—	12,385
Yankee debt securities	3,010	—	3,010	—
Total equity securities, debt securities and cash equivalents	$833,206	$97,253	$708,568	$27,385

The Company’s Level 1 assets include U.S. treasury bills and money market instruments and are valued based upon observable market prices. Level 2 assets consist of U.S. government and U.S. agency debt securities, municipal bonds, corporate debt securities and Yankee debt securities. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. As of June 30, 2023, the Company had preferred stock of a privately held company, which was included in other long-term assets in the accompanying Condensed Consolidated Balance Sheets, and redeemable preferred stock of a private company that were measured using unobservable (Level 3) inputs. The fair value of redeemable preferred stock as of June 30, 2023 and December 31, 2022 was based on valuation performed by a third-party valuation company utilizing the guideline public company method under market approach and the discounted cash flow method under income approach. For the value of the investment in private equity securities, the Company elected to measure it at cost minus impairment, as the preferred stock of the privately held company did not have a readily determinable fair value, and no impairment loss was recorded as of June 30, 2023.

There were no transfers between fair value measurement levels during the three months ended June 30, 2023 and 2022.

Note 5. Fixed Assets

Major classes of fixed assets consisted of the following:

		June 30,	December 31,
	Useful Lives	2023	2022
		(in thousands)
Medical lab equipment	5 months to 12 Years	$54,425	$53,503
Leasehold improvements	Shorter of lease term or estimated useful life	11,674	11,804
Computer software	1 to 5 Years	7,764	6,982
Computer hardware	1 to 5 Years	7,324	6,979
Building	39 Years	6,731	6,731
Aircraft	7 Years	6,400	6,400
Building improvements	6 months to 39 Years	5,878	5,865
Furniture and fixtures	1 to 5 Years	3,847	4,248
Land improvements	5 to 15 Years	904	904
Automobile	3 to 7 Years	216	797
General equipment	3 to 5 Years	44	44
Land		7,500	7,500
Assets not yet placed in service		24,515	12,877
Total		137,222	124,634
Less: Accumulated depreciation		(49,666)	(43,281)
Fixed assets, net		$87,556	$81,353

Depreciation expenses on fixed assets totaled $4.1 million and $6.6 million for the three months ended June 30, 2023 and 2022, respectively, and $8.8 million and $10.3 million for the six months ended June 30, 2023 and 2022, respectively.

Note 6. Other Significant Balance Sheet Accounts

Other current assets consisted of the following:

	June 30,	December 31,
	2023	2022
	(in thousands)
Prepaid income taxes	$17,343	$15,434
Prepaid expenses	7,301	6,814
Reagents and supplies	5,531	4,280
Marketable securities interest receivable	3,964	2,525
Other receivable	910	19,836
Total	$35,049	$48,889

Other long-term liabilities primarily include operating and finance lease liabilities, long-term, see Note 9, Leases, and notes payable, long-term, see Note 8, Debt, Commitments and Contingencies.

Note 7. Reporting Segment and Geographic Information

The Company views its operations and manages its business in one reporting segment. Long-lived assets were primarily located in the United States as of June 30, 2023 and December 31, 2022. Revenue by region during the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Revenue:
United States	$63,051	$122,096	$125,113	$439,286
Foreign	4,802	3,245	8,908	6,323
Total	$67,853	$125,341	$134,021	$445,609

Note 8. Debt, Commitments and Contingencies

Debt

As of June 30, 2023, the Company did not have any outstanding borrowing under its margin account with the custodian of the Company’s marketable debt security investment account, Pershing Advisor Solutions, LLC, a BNY Mellon Company. The related interest expenses for the three and six months ended June 30, 2023 were $136,000 and $336,000, respectively. The related interest expenses for the three and six months ended June 30, 2022 were $50,000 and $79,000, respectively.

Notes payable as of June 30, 2023 consisted of $3.4 million of notes payable related to an installment sale contract the Company entered in February 2022 for a building and $4.2 million of notes payable to Xilong Scientific Co., or Xilong Scientific, by Fujian Fujun Gene Biotech Co., Ltd., or FF Gene Biotech. The notes payable related to the installment sale are due in February 2030, and the interest rate is 1.08%. The current portion and noncurrent portion are $408,000 and $3.0 million, respectively, and the noncurrent portion is included in the other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. The notes payable to Xilong Scientific were extended to and are due on December 31, 2023, and the interest rate on the loan is 4.97%. The related interest expenses for the three and six months ended June 30, 2023 were $70,000 and $145,000.00, respectively. The related interest expenses for the three and six months ended June 30, 2022 were $77,000 and $156,000, respectively.

Operating Leases

See Note 9, Leases, for further information.

Purchase Obligations

The Company entered certain noncancelable purchase commitments with its vendors, which primarily consist of services, reagent and supplies, computer software, and medical lab equipment. As of June 30, 2023, the Company had non-cancelable purchase obligations of $59.5 million, of which $28.8 million is payable within twelve months, and $ 30.7 million is payable within the next five years.

Contingencies

From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the outcome of these matters would not have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

The Company has received a Civil Investigative Demand, or CID, issued by the U.S. Department of Justice pursuant to the False Claims Act related to its investigation of allegations of medically unnecessary laboratory testing, improper billing for laboratory testing, and remuneration received or provided in violation of the Anti-Kickback Statute and the Stark Law. Among other things, this CID requests information and records relating to certain of the Company’s customers named in the CID, which represent a small portion of the Company’s revenues. As previously disclosed in the Company’s Exchange Act reports, the SEC is also conducting a non-public formal investigation, which appears to relate to the matters raised in the CID requests and our Exchange Act reports filed for 2018 through 2020. The Company is fully cooperating with the U.S. Department of Justice and the SEC to promptly respond to the requests for information in this CID and investigation and does not presently expect this CID or resulting investigation or the SEC investigation to have a material adverse impact. However, the Company cannot predict when these matters will be resolved, the outcome of these matters, or their potential impact, which may ultimately be greater than what the Company currently expects.

Note 9. Leases

Lessee

The Company is a lessee to various non-cancelable operating leases with varying terms through April 2033 primarily for laboratory and office space and equipment. The Company has options to renew some of these leases after their expirations. On a lease-by-lease basis, the Company considers such options, which may be elected at the Company’s sole discretion, in determining the lease term. The Company also has various finance leases for lab equipment with varying terms through December 2026, some of which were acquired in business combinations. The Company does not have any leases with variable lease payments. The Company’s operating lease agreements do not contain any residual value guarantees, material restrictive covenants, bargain purchase options, or asset retirement obligations.

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

The operating and finance lease right-of-use asset, short-term lease liabilities, and long-term lease liabilities as of June 30, 2023 and December 31, 2022 were as follows:

	June 30,	December 31,
	2023	2022
	(in thousands)
Operating lease ROU asset, net	$14,058	$14,784
Operating lease liabilities, short term	$5,943	$6,132
Operating lease liabilities, long term	$8,379	$8,795
Finance lease ROU asset, net	$1,582	$2,784
Finance lease liabilities, short term	$535	$943
Finance lease liabilities, long term	$1,030	$1,818

The following were operating and finance lease expenses:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Operating lease cost	$1,834	$1,366	$3,536	$1,904
Finance lease cost:
Amortization of ROU assets	243	169	486	265
Interest on lease liabilities	25	21	52	35
Short-term lease cost	506	834	1,007	931
Total lease cost	$2,608	$2,390	$5,081	$3,135

Supplemental information related to operating and finance leases were the following:

June 30, 2023
Weighted average remaining lease term - operating leases	4.21 years
Weighted average discount rate - operating leases	4.01%
Weighted average remaining lease term -finance lease	3.11 years
Weighted average discount rate - finance lease	3.81%

The following is a maturity analysis of operating and finance lease liabilities using undiscounted cash flows on an annual basis with renewal periods included:

	Operating Leases	Finance Lease
	(in thousands)
Year Ending December 31,
2023 (remaining 6 months)	$3,408	$243
2024	4,359	580
2025	2,411	468
2026	1,786	366
2027	1,686	—
Thereafter	2,060	—
Total lease payments	15,710	1,657
Less imputed interest	(1,388)	(92)
Total	$14,322	$1,565

Lessor

The Company leases out space in buildings it owns and leases to third-party tenants under noncancelable operating leases. As of June 30, 2023, the remaining lease terms range from 6 months to 18 months, including renewal options and may include rent escalation clauses. Lease income primarily represents fixed lease payments from tenants recognized on a straight-line basis over the application lease term. Variable lease income represents tenant payments for real estate taxes, insurance, and maintenance.

The lease income was included in interest and other income, net, in the accompanying Condensed Consolidated Statements of Operations. Total lease income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Lease income	$38	$84	$83	$181
Variable lease income	7	11	7	12
Total lease income	$45	$95	$90	$193

Future fixed lease payments from tenants for all noncancelable operating leases as of June 30, 2023 are as follows:

Lease Payments
from Tenants
(in thousands)
Year Ending December 31,
2023 (remaining 6 months)	$71
2024	91
Total	$162

Note 10. Equity-Based Compensation

The Company has included equity-based compensation expense as part of cost of revenue and operating expenses in the accompanying Condensed Consolidated Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$2,359	$2,243	$4,753	$3,708
Research and development	3,670	2,502	7,118	4,423
Selling and marketing	1,094	1,080	2,455	1,905
General and administrative	3,200	2,205	6,262	3,610
Total	$10,323	$8,030	$20,588	$13,646

Note 11. Income Taxes

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

The Company recorded consolidated benefit from income taxes of $3.1 million and $8.3 million for the three and six months ended June 30, 2023, respectively. The Company recorded consolidated provision for income tax of $2.7 million and $51.1 million for the three and six months ended June 30, 2022, respectively. The Company’s effective tax rate were 21% and 23% for the three and six months ended June 30, 2023, respectively, compared with 19% and 24% for the three and six months ended June 30, 2022, respectively. The change in the effective tax rate for the three and six months ended June 30, 2023, relative to 2022, was primarily attributable to shortfalls from stock-based compensation reducing the amount of tax loss that the Company could benefit from.

The Company is under examination by certain tax authorities for the 2020 to 2021 tax years. During 2023, the statutes of limitations will lapse on the Company’s 2019 federal tax year and certain 2018 and 2019 state tax years. The Company does not believe the federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months.

Note 12. Income (Loss) per Share

The following table presents the calculation of basic and diluted income (loss) per share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except per share data)
Net income (loss) attributable to Fulgent	$(11,229)	$11,537	$(26,569)	$165,516
Weighted-average common shares—outstanding, basic	29,813	30,362	29,675	30,298
Weighted-average common shares—outstanding, diluted	29,813	31,189	29,675	31,225
Net income (loss) per common share, basic	$(0.38)	$0.38	$(0.90)	$5.46
Net income (loss) per common share, diluted	$(0.38)	$0.37	$(0.90)	$5.30

The following securities have been excluded from the calculation of diluted income (loss) per share because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Options	210	1	211	1
Restricted Stock Units	1,274	858	1,232	379
Contingently Issuable Shares	371	—	371	—

The anti-dilutive shares described above were calculated using the treasury stock method. In the three and six months ended June 30, 2023, the Company had outstanding stock options and restricted stock units and contingently issuable shares for held back related shares to the business combination of Fulgent Pharma that were excluded from the weighted-average share calculation for continuing operations due to the Company’s net loss positions.

Note 13. Related Parties

Linda Marsh, who is a member of the Company’s Board of Directors, or the Board, currently serves as the Senior Executive Vice President of AHMC Healthcare Inc., or AHMC. The Company performs genetic testing and other testing services, on an arms-length basis, for AHMC, and the Company recognized $22,000 and $117,000 in revenue from AHMC in the three and six months ended June 30, 2023, respectively. The Company recognized $253,000 and $1.0 million in revenue from AHMC in the three and six months ended June 30, 2022, respectively. As of June 30, 2023 and December 31, 2022, $53,000 and $93,000, respectively, was owed to the Company by AHMC, which is included in trade accounts receivable, net, in the accompanying Condensed Consolidated Balance Sheets, in connection with this relationship.

Ming Hsieh, the Chief Executive Officer and Chairperson of the Board, is on the board of directors and a 20% owner of ANP Technologies, Inc., or ANP, from which the Company purchased COVID-19 antigen rapid test kits and entered into certain drug-related licensing and development service agreements. The President and Chief Scientific Officer of Fulgent Pharma, Ray Yin, is the Founder, President and Chief Technology Officer of ANP. The Company incurred $532,000 and $1.5 million, respectively, related to the licensing and development services and purchases of equipment and COVID-19 antigen rapid test kits in the three and six months ended June 30, 2023. The Company incurred $90,000 and $160,000, respectively, in the three and six months ended June 30, 2022. As of June 30, 2023 and December 31, 2022, $241,000 and $607,000, respectively, were owed to ANP by the Company in connection with these relationships. The Company also entered into an employee service agreement with ANP in April 2023, an insignificant amount was recognized in the three and six months ended June 30, 2023, and an insignificant amount was owed by ANP in connection with the employee service agreement as of June 30, 2023.

Note 14. Goodwill and Acquisition-Related Intangibles

Summaries of goodwill and intangibles balances assets as of June 30, 2023 and December 31, 2022 were as follows:

		June 30,	December 31,
	Weighted-Average Amortization Period	2023	2022
		(in thousands)
Goodwill		$141,970	$143,027

In-process research & development	n/a	$64,590	$64,590

Royalty-free technology	10 Years	5,103	5,364
Less: accumulated amortization		(1,106)	(894)
Royalty-free technology, net		3,997	4,470

Customer relationships	13 Years	82,693	82,750
Less: accumulated amortization		(9,385)	(6,215)
Customer relationships, net		73,308	76,535

Trade name	8 Years	3,790	3,790
Less: accumulated amortization		(659)	(412)
Trade name, net		3,131	3,378

In-place lease intangible assets	5 Years	360	360
Less: accumulated amortization		(81)	(46)
In-place lease intangible assets, net		279	314

Laboratory information system platform	5 Years	1,860	1,860
Less: accumulated amortization		(713)	(527)
Laboratory information system platform, net		1,147	1,333

Purchased patent	10 Years	28	29
Less: accumulated amortization		(7)	(6)
Purchased patent, net		21	23
Total intangible assets, net		$146,473	$150,643

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

Changes in the carrying amount of goodwill for the six months ended June 30, 2023 are as follows:

Amounts
(in thousands)
Balance as of January 1, 2023
Goodwill	$143,027
Accumulated impairment losses	—
143,027

Net foreign currency exchange differences	(1,057)

Balance as of June 30, 2023
Goodwill	141,970
Accumulated impairment losses	—
$141,970

Based on the carrying value of finite-lived intangible assets recorded as of June 30, 2023, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for intangible assets is expected to be as follows:

Amounts
(in thousands)
Year Ending December 31,
2023 (remaining 6 months)	$3,914
2024	7,826
2025	7,826
2026	7,524
2027	7,199
2028	7,164
Thereafter	40,430
Total	$81,883

Note 15. Stock Repurchase Program

In March 2022, the Board authorized a $250.0 million stock repurchase program. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions. The stock repurchase program has no expiration from the date of authorization. During the three and six months ended June 30, 2023, the Company did not repurchase any shares of its common stock. During the three months ended June 30, 2022, the Company repurchased 215,000 shares of its common stock at an aggregate cost of $10.6 million under the stock repurchase program. As of June 30, 2023, a total of approximately $175.7 million remained available for future repurchases of its common stock under the stock repurchase program.

Note 16. Subsequent Events

As of August 1, 2023, no subsequent events are being reported.

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

	Three Months Ended				Six Months Ended
	June 30,		$	%	June 30,		$	%
	2023	2022	Change	Change	2023	2022	Change	Change
Statement of Operation Data:	(in thousands)
Revenue	$67,853	$125,341	$(57,488)	(46%)	$134,021	$445,609	$(311,588)	(70%)
Cost of revenue	47,281	60,065	(12,784)	(21%)	94,638	137,790	(43,152)	(31%)
Gross profit	20,572	65,276	(44,704)	(68%)	39,383	307,819	(268,436)	(87%)
Operating expenses:
Research and development	9,692	6,905	2,787	40%	19,474	12,894	6,580	51%
Selling and marketing	10,723	10,866	(143)	(1%)	20,806	18,806	2,000	11%
General and administrative	17,993	30,240	(12,247)	(40%)	39,795	56,015	(16,220)	(29%)
Amortization of intangible assets	1,962	1,575	387	25%	3,930	2,481	1,449	58%
Restructuring costs	—	2,896	(2,896)	(100%)	—	2,896	(2,896)	(100%)
Total operating expenses	40,370	52,482	(12,112)	(23%)	84,005	93,092	(9,087)	(10%)
Operating (loss) income	(19,798)	12,794	(32,592)	(255%)	(44,622)	214,727	(259,349)	(121%)
Interest and other income, net	5,098	958	4,140	432%	8,873	1,003	7,870	785%
(Loss) income before income taxes	(14,700)	13,752	(28,452)	(207%)	(35,749)	215,730	(251,479)	(117%)
(Benefit from) provision for income taxes	(3,110)	2,653	(5,763)	(217%)	(8,310)	51,074	(59,384)	(116%)
Net (loss) income from consolidated operations	(11,590)	11,099	(22,689)	(204%)	(27,439)	164,656	(192,095)	(117%)
Net loss attributable to noncontrolling interests	361	438	(77)	(18%)	870	860	10	1%
Net (loss) income attributable to Fulgent	$(11,229)	$11,537	$(22,766)	(197%)	$(26,569)	$165,516	$(192,085)	(116%)

Revenue

Revenue decreased $57.5 million, or 46%, from $125.3 million in the three months ended June 30, 2022 to $67.9 million in the three months ended June 30, 2023, and decreased $311.6 million, or 70%, from $445.6 million in the six months ended June 30, 2022 to $134.0 million in the six months ended June 30, 2023. The decreases in revenue between periods were primarily due to decreased orders for our COVID-19 tests.

Revenue from non-U.S. sources increased $1.6 million, or 48%, from $3.2 million in the three months ended June 30, 2022 to $4.8 million in the three months ended June 30, 2023, and increased $2.6 million, or 41%, from $6.3 million in six months ended June 30, 2022 to $8.9 million in the six months ended June 30, 2023. The increase in revenue from non-U.S. sources between periods were primarily due to increased sales of our traditional genetic testing services to customers in China through our joint venture in China.

After aggregating customers that are under common control or affiliation, one customer contributed 13% of the Company’s revenue in the three months ended June 30, 2023, and no customer contributed more than 10% of the Company’s revenue in the six months ended June 30, 2023. Two customers contributed 15% and 12%, respectively, of the Company’s revenue in the three months ended June 30, 2022, respectively, and one customer contributed 23% of the Company’s revenue in the six months ended June 30, 2022.

Cost of Revenue

Cost of revenue decreased $12.8 million, or 21%, from $60.1 million in the three months ended June 30, 2022 to $47.3 million in the three months ended June 30, 2023. The decrease was primarily due to decreases of $9.8 million in consulting and outside labor costs related to the decreased tests delivered and decreased orders for our COVID-19 tests, $3.8 million in depreciation expenses, and $1.3 million in allocated facility expense, partially offset by an increase of $2.4 million in personnel costs including equity-based compensation expense related to entity acquired in the second quarter of 2022.

Cost of revenue decreased $43.2 million, or 31%, from $137.8 million in the six months ended June 30, 2022 to $94.6 million in the six months ended June 30, 2023. The decrease was primarily due to decreases of $27.5 million in consulting and outside labor costs for production, $20.5 million in reagent and supply expenses, and $1.6 million in shipping expenses related to the decreased tests delivered and orders for our COVID-19 tests, and $5.0 million in depreciation expenses, partially offset by an increase of $14.7 million in personnel costs including equity-based compensation expense related to entity acquired in the second quarter of 2022.

Our gross profit decreased $44.7 million, from $65.3 million three months ended June 30, 2022 to $20.6 million in the three months ended June 30, 2023. The decrease in gross profit was primarily due to the decrease in revenue from our COVID-19 tests. Our gross profit as a percentage of revenue, or gross margin, decreased from 52.1% to 30.3% due to changes in product mix.

Our gross profit decreased $268.4 million, from $307.8 million in the six months ended June 30, 2022 to $39.4 million in the six months ended June 30, 2023. The decrease in gross profit was primarily due to the decrease in revenue from our COVID-19 tests. Our gross profit as a percentage of revenue, or gross margin, decreased from 69.1% to 29.4% due to changes in product mix.

Research and Development

Research and development expenses increased $2.8 million, or 40%, from $6.9 million in the three months ended June 30, 2022 to $9.7 million in the three months ended June 30, 2023. The increase was primarily due to an increase of $2.3 million in personnel costs including equity-based compensation expense related to increased headcount and equity awards granted post the second quarter of 2022.

Research and development expenses increased $6.6 million, or 51%, from $12.9 million in the six months ended June 30, 2022 to $19.5 million in the six months ended June 30, 2023. The increase was primarily due to increases of $5.6 million in personnel costs including equity-based compensation expense related to increased headcount and equity awards granted post the second quarter of 2022, and $623,000 in consulting and outside labor costs related to continued development of our therapeutic product candidates.

Selling and Marketing

Selling and marketing expenses decreased $143,000, or 1%, from $10.9 million in the three months ended June 30, 2022 to $10.7 million in the three months ended June 30, 2023. The decrease was primarily due to decreases of $556,000 in consulting and outside labor costs and $238,000 in personnel costs including equity-based compensation expense, and partially offset by an increase of $619,000 in software expense.

Selling and marketing expenses increased $2.0 million, or 11% from $18.8 million in the six months ended June 30, 2022 to $20.8 million in the six months ended June 30, 2023. The increase was primarily due to increases of $2.0 million in software expense, and $674,000 related to allocated facility expenses, and partially offset by a decrease of $1.5 million in consulting and outside labor costs.

General and Administrative

General and administrative expenses decreased $12.2 million, or 40%, from $30.2 million in the three months ended June 30, 2022 to $18.0 million in the three months ended June 30, 2023. The decrease was primarily due to decreases of $9.0 million in provisions for credit losses, $5.2 million in acquisition related costs incurred in the prior period, and $708,000 in consulting and outside labor costs, partially offset by increases of $1.3 million related to allocated facility expenses, $909,000 in depreciation expenses, and $758,000 in personnel costs including equity-based compensation expense related to equity awards granted post the second quarter of 2022.

General and administrative expenses decreased $16.2 million, or 29%, from $56.0 million in the six months ended June 30, 2022 to $39.8 million in the six months ended June 30, 2023. The decrease was primarily due to decreases of $20.7 million in provision for credit losses, $5.2 million in acquisition related costs incurred in the prior period, and $1.8 million in legal and professional fees, partially offset by increases in $5.8 million in personnel costs including equity-based compensation expense related to entity acquired in the second quarter of 2022 and equity awards granted post the second quarter of 2022, $3.3 million related to allocated facility expense, and $2.7 million in depreciation expense.

Amortization of Intangible Assets

Amortization of intangible assets represents amortization expenses on the intangible assets arose from the business combinations in 2022 and 2021 and a patent purchased in 2021. Amortization expenses were $2.0 million and $1.6 million in the three months ended June 30, 2023 and 2022, respectively, and $3.9 million and $2.5 million in the six months ended June 30, 2023 and 2022, respectively.

Restructuring Costs

Restructuring expenses represent one-time employee termination benefits provided to employees associated with an entity acquired by the Company who were involuntarily terminated in the prior period.

Interest and Other Income, net

Interest and other income, net, is primarily comprised of net interest income (expenses), which was $5.0 million and $874,000 in the three months ended June 30, 2023 and 2022, respectively, and $8.8 million and $824,000 in the six months ended June 30, 2023 and 2022, respectively. This interest income (expense) related to interest earned on various investments in marketable securities including realized and holding gain (loss) on marketable equity securities, net of interest expenses incurred for our notes payable and margin loan.

(Benefit from) Provision for Income Taxes

(Benefit from) provision for income taxes was $(3.1 million) and $(8.3 million) for the three and six months ended June 30, 2023, respectively, and $2.7 million and $51.1 million for the three and six months ended June 30, 2022, respectively. The effective tax rate was 21% and 19% for the three months ended June 30, 2023 and 2022, respectively. The effective tax rate was 23% and 24% for the six months ended June 30, 2023 and 2022, respectively. The change in the effective tax rate for the three and six months ended June 30, 2023, relative to 2022, was primarily attributable to shortfalls from stock-based compensation reducing the amount of tax loss that we could benefit from.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest represents net loss attributable to the minority shareholders from entities not wholly owned.

Liquidity and Capital Resources

Liquidity and Sources of Cash

We had $846.8 million and $852.9 million in cash, cash equivalents and marketable securities as of June 30, 2023 and December 31, 2022, respectively. Our marketable securities primarily consist of U.S. government and U.S. agency debt securities, U.S. treasury bills, corporate bonds, municipal bonds, and Yankee debt securities as of June 30, 2023 and December 31, 2022.

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

Cash Flows

The following table summarizes our cash flows for each of the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$1,830	$199,537
Net cash used in investing activities	$(5,450)	$(213,004)
Net cash used in financing activities	$(17,360)	$(12,086)

Operating Activities

Cash provided by operating activities in the six months ended June 30, 2023 was $1.8 million. The difference between net loss and cash provided in operating activities for the period was primarily due to the effects of $20.6 million in equity-based compensation expenses, $13.2 million in the depreciation and amortization, and $3.3 million in noncash lease expense, partially offset by negative impact of $8.4 million in deferred taxes, $2.0 million in provision for credit losses, and $1.2 million in amortization of bond discount on marketable securities. Changes in operating assets and liabilities primarily consisted of decrease of $19.7 million in trade accounts receivable due to the timing of collections, partially offset by decrease of $4.5 million in accrued liabilities and other current and non-current liabilities, $4.4 million in accounts payable related to the timing of payments, $3.1 million in operating lease liabilities, and an increase of $3.8 million in other current and long-term assets.

Cash provided by operating activities in the six months ended June 30, 2022 was $199.5 million. The difference between net income and cash provided by operating activities for the period was primarily due to the effects of $18.7 million in provision for credit losses, $13.6 million in equity-based compensation expenses, $13.0 million in the depreciation and amortization, $3.2 million in amortization of premium of marketable securities, $1.7 million in noncash lease expense, $1.0 million in unrecognized tax benefits, partially offset by a negative impact of $7.6 million increased deferred tax assets. Changes in operating assets and liabilities primarily consisted of decreases of $10.3 million in accounts payable related to timing of payments, $1.7 million in operating and finance lease liabilities, and an increase of $1.9 million in other current and long-term assets primary related to increased prepaid insurance premium, partially offset by an increase of $2.0 million in income tax payable due to the timing of the payment and a decrease of $1.8 million in trade accounts receivable due to timing of collections.

Investing Activities

Cash used in investing activities in the six months ended June 30, 2023 was $5.5 million, which primarily related to $250.5 million on purchases of marketable securities and $14.2 million on purchases of fixed assets, including real estate, partially offset by $258.8 million related to maturities of marketable securities.

Cash used in investing activities in the six months ended June 30, 2022 was $213.0 million, which primarily related to $245.5 million on purchase of marketable securities and $137.8 million payment related to acquisition of Inform Diagnostics, $15.0 million investment in private equity securities, $10.0 million contingent consideration payment made in current period related to a business combination in 2021, purchase of $8.6 million of fixed assets, partially offset by proceeds of $133.4 million from sale of marketable securities and $70.4 million related to maturities of marketable securities.

Financing Activities

Cash used in financing activities in the six months ended June 30, 2023 was $17.4 million, which primarily related to $15.0 million repayment to the margin loan account and $1.1 million common stock withholding for employee tax obligations.

Cash used in financing activities in the six months ended June 30, 2022 was $12.1 million, which primarily related to $10.6 million repurchase of common stock and $930,000 related to common stock withholding for employee tax obligations.

Stock Repurchase Program

In March 2022, the Board authorized a $250.0 million stock repurchase program. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions. The stock repurchase program has no expiration from the date of authorization. During the three and six months ended June 30, 2023, we did not repurchase any common stock under our stock repurchase program. During the three months ended June 30, 2022, we repurchased 215,000 shares of our common stock at an aggregate cost of $10.6 million under the stock repurchase program. As of June 30, 2023, a total of approximately $175.7 million remained available for future repurchases of our common stock under our stock repurchase program.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control (as required by Rule 13a-15(b) under the Exchange Act) over the financial reporting during the three months ended June 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

To date, we have used $121.7 million of the net proceeds from sales of our common stock, of which, $4.5 million was used for contributions to FF Gene Biotech, prior to the FF Gene Biotech acquisition, $101.4 million was used to fund the Company’s operations and a business combination, and $15.8 million was used to pay off the investment margin loan. All other net proceeds from sales of our common stock are invested in investment-grade and interest-bearing securities, such as U.S. government and U.S. agency debt securities, corporate bonds, and municipal bonds. There has been no material change in the planned use of proceeds from the sales of our common stock from that described in the Prospectus.

Information on Share Repurchases

The Company did not repurchase any common stock during the three and six months ended June 30, 2023. TThe number of shares of common stock repurchased by the Company during the second quarter of 2022 and the average price paid per share are as follows:

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

Item 5. Other Information

Amended and Restated Bylaws

On August 1, 2023 our Board approved and adopted the Amended and Restated Bylaws, or the Amended Bylaws. The amendments address matters relating to Rule 14a-19 under the Exchange Act, or the Universal Proxy Rules as further set forth in the Amended and Restated Bylaws attached as Exhibit 3.2 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

The information required by this Item 6 is set forth on the Exhibit Index that immediately precedes the signature page to this report and is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed with this Form 10-Q	Form	Form No.	Date Filed

3.1	Certificate of Incorporation of the registrant, dated May 13, 2016.		10-Q	001-37894	8/14/2017

3.1.1	Certificate of Amendment to Certificate of Incorporation of the registrant, dated August 2, 2016.		10-Q	001-37894	8/14/2017

3.1.2	Certificate of Amendment to Certificate of Incorporation of the registrant, dated May 17, 2017.		10-Q	001-37894	8/14/2017

3.2	Amended and Restated Bylaws of the registrant.	X

10.1^	Amended and Restated 2016 Omnibus Incentive Plan of the registrant		8-K	001-37894	5/18/2023

10.1^#	Executive Officer Incentive Plan		10-Q	001-37894	5/05/2023

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

FULGENT GENETICS, INC.

Date: August 4, 2023	By:	/s/ Ming Hsieh
Ming Hsieh
Chief Executive Officer (principal executive officer)

Date: August 4, 2023	By:	/s/ Paul Kim
Paul Kim
Chief Financial Officer (principal financial and accounting officer)