Form 10-Q
period 2023-09-30
Fulgent Genetics, Inc.
filed 2023-11-03
CIK 1674930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 1, 2023, there were 29,633,057 outstanding shares of the registrant’s common stock.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FULGENT GENETICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value data)

(unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$84,076	$79,506
Marketable securities	383,726	446,729
Trade accounts receivable, net of allowance for credit losses of $29,091 and $41,205	49,277	52,749
Other current assets	32,776	48,889
Total current assets	549,855	627,873
Marketable securities, long-term	383,659	326,648
Redeemable preferred stock investment	15,158	12,385
Fixed assets, net	85,265	81,353
Intangible assets, net	144,489	150,643
Goodwill	141,844	143,027
Other long-term assets	38,128	44,124
Total assets	$1,358,398	$1,386,053
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$15,772	$23,093
Accrued liabilities	21,031	24,981
Contract liabilities	2,586	3,199
Customer deposit	18,861	10,895
Investment margin loan	—	14,999
Notes payable, current portion	2,890	5,639
Other current liabilities	281	5,301
Total current liabilities	61,421	88,107
Unrecognized tax benefits	9,555	9,836
Deferred tax liability	9,833	—
Other long-term liabilities	15,755	18,235
Total liabilities	96,564	116,178
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value per share, 50,000 shares authorized, 31,925 and 31,248 shares issued, respectively, and 30,035 and 29,438 shares outstanding, respectively	3	3
Preferred stock, $0.0001 par value per share, 1,000 shares authorized, no shares issued or outstanding		—
Additional paid-in capital	514,262	486,585
Accumulated other comprehensive loss	(16,891)	(20,903)
Retained earnings	761,324	801,000
Total Fulgent stockholders’ equity	1,258,698	1,266,685
Noncontrolling interest	3,136	3,190
Total stockholders’ equity	1,261,834	1,269,875
Total liabilities and stockholders’ equity	$1,358,398	$1,386,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$84,687	$105,655	$218,708	$551,264
Cost of revenue	44,843	59,560	139,481	197,350
Gross profit	39,844	46,095	79,227	353,914
Operating expenses:
Research and development	10,014	7,507	29,488	20,401
Selling and marketing	10,161	9,859	30,967	28,665
General and administrative	17,498	26,266	57,293	82,281
Amortization of intangible assets	1,957	2,006	5,887	4,487
Restructuring costs	—	105	—	3,001
Total operating expenses	39,630	45,743	123,635	138,835
Operating income (loss)	214	352	(44,408)	215,079
Interest and other income, net	6,646	1,405	15,519	2,408
Income (loss) before income taxes	6,860	1,757	(28,889)	217,487
Provision for income taxes	20,326	414	12,016	51,488
Net (loss) income from consolidated operations	(13,466)	1,343	(40,905)	165,999
Net loss attributable to noncontrolling interests	359	376	1,229	1,236
Net (loss) income attributable to Fulgent	$(13,107)	$1,719	$(39,676)	$167,235

Net (loss) income per common share attributable to Fulgent:
Basic	$(0.44)	$0.06	$(1.33)	$5.53
Diluted	$(0.44)	$0.06	$(1.33)	$5.38

Weighted-average common shares:
Basic	30,013	30,174	29,789	30,256
Diluted	30,013	30,867	29,789	31,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income from consolidated operations	$(13,466)	$1,343	$(40,905)	$165,999
Other comprehensive income (loss):
Foreign currency translation loss	(230)	(1,925)	(2,027)	(3,680)
Net gain (loss) on available-for-sale debt securities, net of tax	4,017	(2,502)	7,214	(22,708)
Comprehensive (loss) income from consolidated operations	(9,679)	(3,084)	(35,718)	139,611
Net loss attributable to noncontrolling interest	359	376	1,229	1,236
Foreign currency translation loss (gain) attributable to noncontrolling interest	68	1,242	(1,175)	1,545
Comprehensive loss attributable to noncontrolling interest	427	1,618	54	2,781
Comprehensive (loss) income attributable to Fulgent	$(9,252)	$(1,466)	$(35,664)	$142,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Fulgent Stockholders’ Equity
	Shares (1)	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Fulgent Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2022	29,438	$3	$486,585	$(20,903)	$801,000	$1,266,685	$3,190	$1,269,875
Equity-based compensation	—	—	10,265	—	—	10,265	—	10,265
Restricted stock awards	280	—	—	—	—	—	—	—
Common stock withholding for employee tax obligations	(26)	—	(869)	—	—	(869)	—	(869)
Other comprehensive income (loss)	—	—	—	3,707	—	3,707	1,790	5,497
Net income (loss)	—	—	—	—	(15,340)	(15,340)	(509)	(15,849)
Balance at March 31, 2023	29,692	3	495,981	(17,196)	785,660	1,264,448	4,471	1,268,919
Equity-based compensation	—	—	10,323	—	—	10,323	—	10,323
Exercise of common stock options	8	—	3	—	—	3	—	3
Restricted stock awards	225	—	—	—	—	—	—	—
Common stock withholding for employee tax obligations	(8)	—	(232)	—	—	(232)	—	(232)
Other comprehensive income (loss)	—	—	—	(3,550)	—	(3,550)	(547)	(4,097)
Net income (loss)	—	—	—	—	(11,229)	(11,229)	(361)	(11,590)
Balance at June 30, 2023	29,917	$3	$506,075	$(20,746)	$774,431	$1,259,763	$3,563	$1,263,326
Equity-based compensation	—	—	10,902	—	—	10,902	—	10,902
Restricted stock awards	211	—	—	—	—	—	—	—
Common stock withholding for employee tax obligations	(13)	—	(517)	—	—	(517)	—	(517)
Repurchase of common stock	(80)	—	(2,198)	—	—	(2,198)	—	(2,198)
Other comprehensive income (loss)	—	—	—	3,855	—	3,855	(68)	3,787
Net income (loss)	—	—	—	—	(13,107)	(13,107)	(359)	(13,466)
Balance at September 30, 2023	30,035	$3	$514,262	$(16,891)	$761,324	$1,258,698	$3,136	$1,261,834

(1) As of September 30, 2023, 371,006 shares of the Company's common stock were not issued and were held back by the Company as partial security for the indemnification obligations in connection with the business combination of Fulgent Pharma Holdings, Inc., or Fulgent Pharma, in 2022.

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

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flow from operating activities:
Net (loss) income from consolidated operations	$(40,905)	$165,999
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity-based compensation	31,490	22,618
Depreciation and amortization	19,610	22,860
Provision for credit losses	(4,331)	25,256
Noncash lease expense	4,895	3,311
Loss on disposal of fixed asset	429	300
Amortization of (discount) premium of marketable securities	(2,382)	4,230
Deferred taxes	10,964	(4,934)
Unrecognized tax benefits	(281)	1,101
Net loss on marketable securities	—	626
Other	(29)	(23)
Changes in operating assets and liabilities:
Trade accounts receivable	7,596	24,214
Other current and long-term assets	(2,876)	3,722
Accounts payable	(7,025)	(32,331)
Income tax payable	—	(400)
Accrued liabilities and other liabilities	(323)	(12,905)
Operating lease liabilities	(4,762)	(3,331)
Net cash provided by operating activities	12,070	220,313
Cash flow from investing activities:
Purchase of marketable securities	(343,601)	(257,267)
Maturities of marketable securities	376,890	131,713
Proceeds from sale of marketable securities	—	133,407
Purchases of fixed assets	(19,101)	(14,053)
Proceeds from sale of fixed assets	440	240
Acquisition of businesses, net of cash acquired	—	(137,755)
Investment in private equity securities	—	(15,000)
Contingent consideration payout related to a business acquisition	—	(10,000)
Net cash provided by (used in) investing activities	14,628	(168,715)
Cash flow from financing activities:
Repurchase of common stock	(2,198)	(45,279)
Common stock withholding for employee tax obligations	(1,618)	(1,452)
Repayment of notes payable	(2,429)	(367)
Repayment of investment margin loan	(15,000)	—
Principal paid for finance lease	(592)	(469)
Proceeds from exercise of stock options	3	19
Net cash used in financing activities	(21,834)	(47,548)
Effect of exchange rate changes on cash and cash equivalents	(294)	(174)
Net increase in cash and cash equivalents	4,570	3,876
Cash and cash equivalents at beginning of period	79,506	164,894
Cash and cash equivalents at end of period	$84,076	$168,770
Supplemental disclosures of cash flow information:
Income taxes paid	$2,698	$56,181
Interest Paid	$940	$—
Supplemental disclosures of non-cash investing and financing activities:
Purchase of marketable securities in other current liabilities	$—	$12,905
Purchases of fixed assets in accounts payable	$1,288	$1,690
Purchases of fixed assets in notes payable	$—	$3,833
Operating lease right-of-use assets obtained in exchange for lease liabilities	$2,661	$52
Finance lease right-of-use assets obtained in exchange for lease liabilities	$—	$573
Finance lease right-of-use assets reduced due to lease modification and termination	$696	$—
Operating lease right-of-use assets reduced due to lease modification and termination	$—	$66

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

Trade Accounts Receivable and Allowance for Credit Losses

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains an allowance for credit losses for expected uncollectible trade accounts receivable, which is recorded as an offset to trade accounts receivable, and changes in allowance for credit losses are classified as a general and administrative expense in the accompanying Condensed Consolidated Statements of Operations. The Company assesses collectability by reviewing trade accounts receivable on a collective basis where similar risk characteristics exist and on an individual basis when it identifies specific customers that have deterioration in credit quality such that they may no longer share similar risk characteristics with the other receivables. In determining the amount of the allowance for credit losses, the Company uses a loss rate model or probability-of-default and loss given default model. Following the loss rate method, expected credit losses are determined based on an estimated historical loss rate. The probability of default method allows the ability to define a point of default and measure credit losses for receivables that have reached the point of default for purposes of calculating the allowance for credit losses. Loss given default represents the likelihood that a receivable that has reached the point of default will not be collected in full. The Company updates its loss rate and factors annually to incorporate the most recent historical data and adjusts the quantitative portion of the reserve through its qualitative reserve overlay. The Company looks at qualitative factors such as general economic conditions in determining expected credit losses. During the three and nine months ended September 30, 2023, the Company recorded an adjustment of $(2.3) million and $(4.3) million, respectively, in provision for credit losses for trade accounts receivable due to decreased allowance for uncollectible accounts. During the three and nine months ended September 30, 2022, the Company recorded $6.5 million and $25.3 million, respectively, of provision for credit losses for trade accounts receivable.

Redeemable Preferred Stock Investment

The redeemable preferred stock investment of $15.2 million as of September 30, 2023 represents the fair value of redeemable preferred stock of a private company that the Company purchased in July 2021. The investment is classified as available-for-sale debt securities. The fair value of available-for-sale debt security is included in the Condensed Consolidated Statement of Balance Sheets. Unrealized gain of $2.3 million and $2.8 million is excluded from earnings and reported in other comprehensive income (loss) in the three and nine months ended September 30, 2023, respectively, and unrealized loss of $748,000 and $10.7 million were excluded from earnings and reported in other comprehensive income (loss) in the three and nine months ended September 30, 2022, respectively. Since the Company intends on holding the preferred stock, and the preferred stock is not redeemable until July 2027, the investment is recorded as a long-term investment.

Foreign Currency Translation and Foreign Currency Transactions

The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive income (loss) in the accompanying Condensed Consolidated Statements of Stockholders’ Equity. The Company and its subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, whereas reagents and supplies, property and nonmonetary assets and liabilities are measured at historical rates. Losses from these remeasurements were $230,000 and $2.0 million in the three and nine months ended September 30, 2023, respectively. Loss from these translations were $1.9 million and $3.7 million in the three and nine months ended September 30, 2022, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of net unrealized gain or loss on available-for-sale debt securities, net of tax, and foreign currency translation adjustments from the Company's subsidiaries not using the U.S. dollar as their functional currency. There were no reclassifications from other comprehensive income (loss) to net loss in the three and nine months ended September 30, 2023, and reclassification from other comprehensive income (loss) to net earnings was not significant in the three and nine months ended September 30, 2022. The tax effects related to net unrealized loss on available-for-sale debt securities were $1.2 million and $2.4 million in the three and nine months ended September 30, 2023, respectively. The tax effects related to net unrealized loss on available-for-sale debt securities were $3.6 million and $9.4 million in the three and nine months ended September 30, 2022, respectively.

Concentration of Customers

In certain periods, a small number of customers have accounted for a significant portion of the Company’s revenue. After aggregating customers that are under common control or affiliation, one customer contributed 14% and 11% of the Company's revenue for the three and nine months ended September 30, 2023, respectively. A different customer contributed 13% and 21% of the

Company's revenue for the three and nine months ended September 30, 2022, respectively. No customer comprised 10% or more of total accounts receivable as of September 30, 2023, and one customer comprised 17% of total accounts receivable as of December 31, 2022.

Disaggregation of Revenue

The Company classifies its customers into three payor types: (i) Insurance, including claim reimbursement from the U.S. Health Resources and Services Administration, or HRSA, for uninsured individuals, (ii) Institutional customers, including hospitals, medical institutions, other laboratories, governmental bodies, municipalities, and large corporations, or (iii) Patients who pay directly; as the Company believes these classifications best depict how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. The following table summarizes revenue from contracts with customers by payor type for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Testing Services by payor
Insurance	$48,619	$63,030	$116,231	$337,497
Institutional customers	35,164	42,280	100,238	212,980
Patients	904	345	2,239	787
Total Revenue	$84,687	$105,655	$218,708	$551,264

The insurance revenue category above includes zero and $92.7 million for the three and nine months ended September 30, 2022, respectively, for services related to claims covered by the HRSA COVID-19 Uninsured Program. The Company did not recognize any insurance revenue under HRSA COVID-19 Uninsurance Program for the three and nine months ended September 30, 2023.

$18.9 million variable consideration was recognized in the three months ended September 30, 2023 that related to COVID-19 tests completed in the prior periods due to the recent collection efforts, which was included as revenue from insurance in the table above. During the quarter ended September 30, 2023, the Company experienced a change in estimate related to variable consideration. This change resulted in a cumulative catch-up adjustment of $18.9 million. The Company estimates variable consideration using the expected value method. Any changes in variable consideration estimates that affect transactions are accounted for on a cumulative catch-up basis.

Contract Balances

Receivables from contracts with customers - Receivables from contracts with customers are included within trade accounts receivable on the Condensed Consolidated Balance Sheets. Net receivable from Insurance and Institutional customers represented 41% and 59%, respectively, as of September 30, 2023. Net receivable from Insurance and Institutional customers represented 14% and 86%, respectively, as of December 31, 2022.

Contracts assets and liabilities - Contract assets from contracts with customers associated with contract execution and certain costs to fulfill a contract are included in other current assets in the accompanying Condensed Consolidated Balance Sheets. The Company did not have any contract assets as of September 30, 2023 and December 31, 2022. Contract liabilities are recorded when the Company receives payment prior to completing its obligation to transfer goods or services to a customer. Contract liabilities are included in the Condensed Consolidated Balance Sheets. Revenues of $731,000 and $8.5 million were recognized for the three months ended September 30, 2023 and 2022, respectively, and $2.2 million and $14.4 million were recognized for the nine months ended September 30, 2023 and 2022, respectively, related to contract liabilities at the beginning of the respective periods.

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

Note 3. Equity and Debt Securities

The Company’s equity and debt securities consisted of the following:

	September 30, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Equity securities:
Long-term
Preferred stock of privately held company	$15,000	—	—	15,000
Total equity securities	15,000	—	—	15,000
Available-for-sale debt securities
Short-term
U.S. government debt securities	165,357	—	(3,162)	162,195
Corporate debt securities	85,674	—	(1,701)	83,973
U.S. agency debt securities	71,498	—	(742)	70,756
U.S. treasury bills	61,756	—	(18)	61,738
Money market accounts	33,318	—	—	33,318
Municipal bonds	5,117	—	(53)	5,064
Less: Cash equivalents	(33,318)	—	—	(33,318)
Total debt securities due within 1 year	389,402	—	(5,676)	383,726
After 1 year through 5 years
U.S. government debt securities	202,084	6	(3,297)	198,793
U.S. agency debt securities	163,842	—	(3,910)	159,932
Corporate debt securities	16,208	—	(1,176)	15,032
Municipal bonds	7,517	1	(149)	7,369
Yankee debt securities	752	—	(84)	668
Redeemable preferred stock investment	20,000	—	(4,842)	15,158
Total debt securities due after 1 year through 5 years	410,403	7	(13,458)	396,952
After 5 years through 10 years
Municipal bonds	1,905	—	(40)	1,865
Total debt securities due after 5 years through 10 years	1,905	—	(40)	1,865
Total available-for-sale debt securities	801,710	7	(19,174)	782,543
Total equity and debt securities	$816,710	$7	$(19,174)	$797,543

	December 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Equity securities:
Long-term
Preferred stock of privately held company	$15,000	$—	$—	$15,000
Total equity securities	15,000	—	—	15,000
Available-for-sale debt securities
Short-term
U.S. government debt securities	189,333	—	(3,373)	185,960
Corporate debt securities	120,480	—	(2,222)	118,258
U.S. treasury bills	69,991	—	(193)	69,798
U.S. agency debt securities	68,411	—	(342)	68,069
Money market accounts	27,455	—	—	27,455
Municipal bonds	7,371	—	(80)	7,291
Yankee debt securities	2,347	—	(5)	2,342
Less: Cash equivalents	(32,444)	—	—	(32,444)
Total debt securities due within 1 year	452,944	—	(6,215)	446,729
After 1 year through 5 years
U.S. government debt securities	152,435	2	(6,349)	146,088
U.S. agency debt securities	92,054	—	(3,435)	88,619
Corporate debt securities	80,647	—	(4,756)	75,891
Municipal bonds	12,065	—	(217)	11,848
Yankee debt securities	753	—	(85)	668
Redeemable preferred stock investment	20,000	—	(7,615)	12,385
Total debt securities due after 1 year through 5 years	357,954	2	(22,457)	335,499
After 5 years through 10 years
Municipal bonds	3,617	—	(83)	3,534
Total debt securities due after 5 years through 10 years	3,617	—	(83)	3,534
Total available-for-sale debt securities	814,515	2	(28,755)	785,762
Total equity and debt securities	$829,515	$2	$(28,755)	$800,762

Gross unrealized losses on the Company’s equity and debt securities were $19.2 million and $28.8 million as of September 30, 2023 and December 31, 2022, respectively. The Company did not recognize any credit losses for its available-for-sale debt securities during the three and nine months ended September 30, 2023 and 2022.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the above three-tier fair value hierarchy:

	September 30, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Equity securities, debt securities and cash equivalents:
U.S. government debt securities	$360,988	$—	$360,988	$—
U.S. agency debt securities	230,688	—	230,688	—
Corporate debt securities	99,005	—	99,005	—
U.S. treasury bills	61,738	61,738	—	—
Money market accounts	33,318	33,318	—	—
Municipal bonds	14,298	—	14,298	—
Preferred stock of privately held company	15,000	—	—	15,000
Redeemable preferred stock investment	15,158	—	—	15,158
Yankee debt securities	668	—	668	—
Total equity securities, debt securities and cash equivalents	$830,861	$95,056	$705,647	$30,158

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Equity securities, debt securities and cash equivalents:
U.S. government debt securities	$332,048	$—	$332,048	$—
Corporate debt securities	194,149	—	194,149	—
U.S. agency debt securities	156,688	—	156,688	—
U.S. treasury bills	69,798	69,798	—	—
Money market accounts	27,455	27,455	—	—
Municipal bonds	22,673	—	22,673	—
Preferred stock of privately held company	15,000	—	—	15,000
Redeemable preferred stock investment	12,385	—	—	12,385
Yankee debt securities	3,010	—	3,010	—
Total equity securities, debt securities and cash equivalents	$833,206	$97,253	$708,568	$27,385

The Company’s Level 1 assets include U.S. treasury bills and money market instruments and are valued based upon observable market prices. Level 2 assets consist of U.S. government and U.S. agency debt securities, municipal bonds, corporate debt securities and Yankee debt securities. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. As of September 30, 2023, the Company had preferred stock of a privately held company, which was included in other long-term assets in the accompanying Condensed Consolidated Balance Sheets, and redeemable preferred stock of a private company that were measured using unobservable (Level 3) inputs. The fair value of redeemable preferred stock as of September 30, 2023 and December 31, 2022 was based on valuation performed by a third-party valuation company utilizing the guideline public company method under market approach and the discounted cash flow method under income approach. For the value of the investment in private equity securities, the Company elected to measure it at cost minus impairment, as the preferred stock of the privately held company did not have a readily determinable fair value, and no impairment loss was recorded as of September 30, 2023.

There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2023 and 2022.

Note 5. Fixed Assets

Major classes of fixed assets consisted of the following:

		September 30,	December 31,
	Useful Lives	2023	2022
		(in thousands)
Medical lab equipment	5 months to 12 Years	$50,898	$53,503
Leasehold improvements	Shorter of lease term or estimated useful life	11,065	11,804
Building	39 Years	9,781	6,731
Computer software	1 to 5 Years	7,739	6,982
Building improvements	6 months to 39 Years	7,703	5,865
Computer hardware	1 to 5 Years	6,485	6,979
Aircraft	7 Years	6,400	6,400
Furniture and fixtures	1 to 5 Years	3,751	4,248
Land improvements	5 to 15 Years	904	904
Automobile	3 to 7 Years	347	797
General equipment	3 to 5 Years	115	44
Land		8,800	7,500
Assets not yet placed in service		18,385	12,877
Total		132,373	124,634
Less: Accumulated depreciation		(47,108)	(43,281)
Fixed assets, net		$85,265	$81,353

Depreciation expenses on fixed assets totaled $4.3 million and $7.6 million for the three months ended September 30, 2023 and 2022, respectively, and $13.1 million and $17.9 million for the nine months ended September 30, 2023 and 2022, respectively.

Note 6. Other Significant Balance Sheet Accounts

Other current assets consisted of the following:

	September 30,	December 31,
	2023	2022
	(in thousands)
Prepaid income taxes	$14,965	$15,434
Prepaid expenses	7,583	6,814
Reagents and supplies	4,877	4,280
Marketable securities interest receivable	4,236	2,525
Other receivable	1,115	19,836
Total	$32,776	$48,889

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

Note 7. Reporting Segment and Geographic Information

The Company views its operations and manages its business in one reporting segment. Long-lived assets were primarily located in the United States as of September 30, 2023 and December 31, 2022. Revenue by region during the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Revenue:
United States	$78,974	$101,515	$204,087	$540,801
Foreign	5,713	4,140	14,621	10,463
Total	$84,687	$105,655	$218,708	$551,264

Note 8. Debt, Commitments and Contingencies

Debt

As of September 30, 2023, the Company did not have any outstanding borrowing under its margin account with the custodian of the Company’s marketable debt security investment account, Pershing Advisor Solutions, LLC, a BNY Mellon Company. The related interest expenses for the three and nine months ended September 30, 2023 were zero and $336,000, respectively. The related interest expenses for the three and nine months ended September 30, 2022 were $105,000 and $185,000, respectively.

Notes payable as of September 30, 2023 consisted of $3.4 million of notes payable related to an installment sale contract the Company entered in February 2022 for a building and $2.5 million of notes payable to Xilong Scientific Co., or Xilong Scientific, by Fujian Fujun Gene Biotech Co., Ltd., or FF Gene Biotech. The notes payable related to the installment sale are due in February 2030, and the interest rate is 1.08%. The current portion and noncurrent portion are $408,000 and $3.0 million, respectively, and the noncurrent portion is included in the other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. The notes payable to Xilong Scientific were extended to and are due on December 31, 2023, and the interest rate on the loan is 4.97%. The related interest expenses for the three and nine months ended September 30, 2023 were $54,000 and $199,000, respectively. The related interest expenses for the three and nine months ended September 30, 2022 were $75,000 and $231,000, respectively.

Operating Leases

See Note 9, Leases, for further information.

Purchase Obligations

The Company entered certain noncancelable purchase commitments with its vendors, which primarily consist of services, reagent and supplies, computer software, and medical lab equipment. As of September 30, 2023, the Company had non-cancelable purchase obligations of $51.1 million, of which $24.0 million is payable within twelve months, and the remainder, $27.1 million, is payable within the next five years.

Contingencies

From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the outcome of these matters would not have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

The Company has received a Civil Investigative Demand, or CID, issued by the U.S. Department of Justice pursuant to the False Claims Act related to its investigation of allegations of medically unnecessary laboratory testing, improper billing for laboratory testing, and remuneration received or provided in violation of the Anti-Kickback Statute and the Stark Law. Among other things, this CID requests information and records relating to certain of the Company’s customers named in the CID, which represent a small portion of the Company’s revenues. As disclosed in the Company’s prior filings, the U.S. Securities and Exchange Commission, or the SEC is also conducting a non-public formal investigation, which appears to relate to the matters raised in the CID requests and our Exchange Act reports filed for 2018 through 2020. The Company is fully cooperating with the U.S. Department of Justice and the SEC to promptly respond to the requests for information in this CID and investigation and does not presently expect this CID or resulting investigation or the SEC investigation to have a material adverse impact. However, the Company cannot predict when these matters will be resolved, the outcome of these matters, or their potential impact, which may ultimately be greater than what the Company currently expects.

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

The operating and finance lease right-of-use asset, short-term lease liabilities, and long-term lease liabilities as of September 30, 2023 and December 31, 2022 were as follows:

	September 30,	December 31,
	2023	2022
	(in thousands)
Operating lease ROU asset, net	$12,406	$14,784
Operating lease liabilities, short term	$4,994	$6,132
Operating lease liabilities, long term	$7,684	$8,795
Finance lease ROU asset, net	$1,444	$2,784
Finance lease liabilities, short term	$537	$943
Finance lease liabilities, long term	$894	$1,818

The following were operating and finance lease expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Operating lease cost	$1,703	$1,770	$5,239	$3,674
Finance lease cost:
Amortization of ROU assets	136	225	622	490
Interest on lease liabilities	15	31	67	66
Short-term lease cost	453	112	1,460	1,042
Total lease cost	$2,307	$2,138	$7,388	$5,272

Supplemental information related to operating and finance leases were the following:

September 30, 2023
Weighted average remaining lease term - operating leases	4.24 years
Weighted average discount rate - operating leases	4.01%
Weighted average remaining lease term -finance lease	2.89 years
Weighted average discount rate - finance lease	3.77%

The following is a maturity analysis of operating and finance lease liabilities using undiscounted cash flows on an annual basis with renewal periods included:

	Operating Leases	Finance Lease
	(in thousands)
Year Ending December 31,
2023 (remaining 3 months)	$1,643	$96
2024	4,356	579
2025	2,407	467
2026	1,784	366
2027	1,684	—
2028	541	—
Thereafter	1,509	—
Total lease payments	13,924	1,508
Less imputed interest	(1,246)	(77)
Total	$12,678	$1,431

Lessor

The Company leases out space in buildings it owns and leases to third-party tenants under noncancelable operating leases. As of September 30, 2023, the remaining lease terms range from 3 months to 15 months, including renewal options and may include rent escalation clauses. Lease income primarily represents fixed lease payments from tenants recognized on a straight-line basis over the application lease term. Variable lease income represents tenant payments for real estate taxes, insurance, and maintenance.

The lease income was included in interest and other income, net, in the accompanying Condensed Consolidated Statements of Operations. Total lease income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Lease income	$36	$48	$119	$229
Variable lease income	1	—	8	12
Total lease income	$37	$48	$127	$241

Future fixed lease payments from tenants for all noncancelable operating leases as of September 30, 2023 are as follows:

Lease Payments
from Tenants
(in thousands)
Year Ending December 31,
2023 (remaining 3 months)	$36
2024	90
Total	$126

Note 10. Equity-Based Compensation

The Company has included equity-based compensation expense as part of cost of revenue and operating expenses in the accompanying Condensed Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$2,621	$2,475	$7,374	$6,183
Research and development	3,782	2,687	10,900	7,110
Selling and marketing	1,189	1,243	3,644	3,148
General and administrative	3,310	2,567	9,572	6,177
Total	$10,902	$8,972	$31,490	$22,618

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

The Company recorded consolidated provision for income taxes of $20.3 million and $12.0 million for the three and nine months ended September 30, 2023, respectively, compared with $414,000 and $51.5 million for the three and nine months ended September 30, 2022, respectively. The Company’s effective tax rate was 296% and (42%) for the three and nine months ended September 30, 2023, respectively, compared to 24% for both the three and nine months ended September 30, 2022. The change in the effective tax rate compared to prior periods is due to the establishment, in the current quarter, of a valuation allowance on the Company's net deferred tax assets.

The Company is under examination by certain tax authorities for the 2020 to 2021 tax years. While the timing of the conclusion of the examination is uncertain, the Company believes that adequate amounts have been reserved for adjustments that may result. During 2023, the statutes of limitations will lapse on the Company’s 2019 federal tax year and certain 2018 and 2019 state tax years. The Company does not believe the federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months.

Note 12. Income (Loss) per Share

The following table presents the calculation of basic and diluted income (loss) per share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except per share data)
Net income (loss) attributable to Fulgent	$(13,107)	$1,719	$(39,676)	$167,235
Weighted-average common shares—outstanding, basic	30,013	30,174	29,789	30,256
Weighted-average common shares—outstanding, diluted	30,013	30,867	29,789	31,107
Net income (loss) per common share, basic	$(0.44)	$0.06	$(1.33)	$5.53
Net income (loss) per common share, diluted	$(0.44)	$0.06	$(1.33)	$5.38

The following securities have been excluded from the calculation of diluted income (loss) per share because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Options	215	7	212	10
Restricted Stock Units	1,315	1,238	1,196	697
Contingently Issuable Shares	371	—	371	—

The anti-dilutive shares described above were calculated using the treasury stock method. In the three and nine months ended September 30, 2023, the Company had outstanding stock options and restricted stock units and contingently issuable shares for held back related shares to the business combination of Fulgent Pharma that were excluded from the weighted-average share calculation for continuing operations due to the Company’s net loss positions.

Note 13. Related Parties

Linda Marsh, who is a member of the Company’s Board of Directors, or the Board, currently serves as the Senior Executive Vice President of AHMC Healthcare Inc., or AHMC. The Company performs genetic testing and other testing services, on an arms-length basis, for AHMC, and the Company recognized $6,000 and $122,000 in revenue from AHMC in the three and nine months ended September 30, 2023, respectively. The Company recognized $299,000 and $1.3 million in revenue from AHMC in the three and nine months ended September 30, 2022, respectively. As of September 30, 2023 and December 31, 2022, $13,000 and $93,000, respectively, was owed to the Company by AHMC, which is included in trade accounts receivable, net, in the accompanying Condensed Consolidated Balance Sheets, in connection with this relationship.

Ming Hsieh, the Chief Executive Officer and Chairperson of the Board, is on the board of directors and a 20% owner of ANP Technologies, Inc., or ANP, from which the Company purchased COVID-19 antigen rapid test kits and entered into certain drug-related licensing and development service agreements. The President and Chief Scientific Officer of Fulgent Pharma, Ray Yin, is the Founder, President, and Chief Technology Officer of ANP. The Company incurred $368,000 and $1.9 million in expenses, in the three and nine months ended September 30, 2023, respectively, related to the licensing and development services and purchases of equipment and COVID-19 antigen rapid test kits. The Company incurred $120,000 and $280,000 in expenses in the three and nine months ended September 30, 2022, respectively, for COVID-19 antigen rapid test kits. As of September 30, 2023 and December 31, 2022, $255,000 and $607,000, respectively, were owed to ANP by the Company in connection with these relationships. The Company also entered into an employee service agreement with ANP in April 2023, $32,000 and $70,000 were recognized in the three and nine months ended September 30, 2023, respectively, and $70,000 was owed by ANP in connection with the employee service agreement as of September 30, 2023.

Note 14. Goodwill and Acquisition-Related Intangibles

Summaries of goodwill and intangibles balances assets as of September 30, 2023 and December 31, 2022 were as follows:

		September 30,	December 31,
	Weighted-Average Amortization Period	2023	2022
		(in thousands)
Goodwill		$141,844	$143,027

In-process research & development	n/a	$64,590	$64,590

Royalty-free technology	10 Years	5,071	5,364
Less: accumulated amortization		(1,225)	(894)
Royalty-free technology, net		3,846	4,470

Customer relationships	13 Years	82,686	82,750
Less: accumulated amortization		(10,976)	(6,215)
Customer relationships, net		71,710	76,535

Trade name	8 Years	3,790	3,790
Less: accumulated amortization		(782)	(412)
Trade name, net		3,008	3,378

In-place lease intangible assets	5 Years	360	360
Less: accumulated amortization		(99)	(46)
In-place lease intangible assets, net		261	314

Laboratory information system platform	5 Years	1,860	1,860
Less: accumulated amortization		(806)	(527)
Laboratory information system platform, net		1,054	1,333

Purchased patent	10 Years	27	29
Less: accumulated amortization		(7)	(6)
Purchased patent, net		20	23
Total intangible assets, net		$144,489	$150,643

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

Changes in the carrying amount of goodwill for the nine months ended September 30, 2023 are as follows:

Amounts
(in thousands)
Balance as of January 1, 2023
Goodwill	$143,027
Accumulated impairment losses	—
143,027

Net foreign currency exchange differences	(1,183)

Balance as of September 30, 2023
Goodwill	141,844
Accumulated impairment losses	—
$141,844

Based on the carrying value of finite-lived intangible assets recorded as of September 30, 2023, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for intangible assets is expected to be as follows:

Amounts
(in thousands)
Year Ending December 31,
2023 (remaining 3 months)	$1,955
2024	7,822
2025	7,822
2026	7,521
2027	7,196
2028	7,161
Thereafter	40,422
Total	$79,899

Note 15. Stock Repurchase Program

In March 2022, the Board authorized a $250.0 million stock repurchase program. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions. The stock repurchase program has no expiration from the date of authorization.

During the three and nine months ended September 30, 2023, the Company repurchased 80,000 shares of its common stock at an aggregate cost of $2.2 million under the stock repurchase program. During the three months ended September 30, 2022, the Company repurchased 780,000 shares of its common stock at an aggregate cost of $34.7 million. During the nine months ended September 30, 2022, the Company repurchased 995,000 shares of its common stock at an aggregate cost of $45.3 million. As of September 30, 2023, a total of approximately $173.5 million remained available for future repurchases of its common stock under the stock repurchase program.

Note 16. Subsequent Events

In October 2023, the Company repurchased 533,000 shares of its common stock at an aggregate cost of $13.7 million under the stock repurchase program approved in March 2022. See Note 15, Stock Repurchase Program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included in this report. Additionally, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the U.S. Securities and Exchange Commission, or SEC, in preparing this discussion and analysis, we presume that readers have access to and have read the discussion and analysis of our financial condition and results of operations included in our annual report on Form 10-K for our fiscal year ended December 31, 2022, filed with the SEC on February 28, 2023, or the 2022 Annual Report. As used in this discussion and analysis and elsewhere in this report, unless the context otherwise requires, the terms “Fulgent,” the “Company,” “we,” “us” and “our” refer to Fulgent Genetics, Inc. and its consolidated subsidiaries.

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

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2023	2022	Change	Change	2023	2022	Change	Change
Statement of Operation Data:	(in thousands)
Revenue	$84,687	$105,655	$(20,968)	(20%)	$218,708	$551,264	$(332,556)	(60%)
Cost of revenue	44,843	59,560	(14,717)	(25%)	139,481	197,350	(57,869)	(29%)
Gross profit	39,844	46,095	(6,251)	(14%)	79,227	353,914	(274,687)	(78%)
Operating expenses:
Research and development	10,014	7,507	2,507	33%	29,488	20,401	9,087	45%
Selling and marketing	10,161	9,859	302	3%	30,967	28,665	2,302	8%
General and administrative	17,498	26,266	(8,768)	(33%)	57,293	82,281	(24,988)	(30%)
Amortization of intangible assets	1,957	2,006	(49)	(2%)	5,887	4,487	1,400	31%
Restructuring costs	—	105	(105)	(100%)	—	3,001	(3,001)	(100%)
Total operating expenses	39,630	45,743	(6,113)	(13%)	123,635	138,835	(15,200)	(11%)
Operating income (loss)	214	352	(138)	(39%)	(44,408)	215,079	(259,487)	(121%)
Interest and other income, net	6,646	1,405	5,241	373%	15,519	2,408	13,111	544%
Income (loss) before income taxes	6,860	1,757	5,103	290%	(28,889)	217,487	(246,376)	(113%)
Provision for income taxes	20,326	414	19,912	4,810%	12,016	51,488	(39,472)	(77%)
Net (loss) income from consolidated operations	(13,466)	1,343	(14,809)	(1,103%)	(40,905)	165,999	(206,904)	(125%)
Net loss attributable to noncontrolling interests	359	376	(17)	(5%)	1,229	1,236	(7)	(1%)
Net (loss) income attributable to Fulgent	$(13,107)	$1,719	$(14,826)	(862%)	$(39,676)	$167,235	$(206,911)	(124%)

Revenue

Revenue decreased $21.0 million, or 20%, from $105.7 million in the three months ended September 30, 2022 to $84.7 million in the three months ended September 30, 2023, and decreased $332.6 million, or 60%, from $551.3 million in the nine months ended September 30, 2022 to $218.7 million in the nine months ended September 30, 2023. The decreases in revenue between periods were primarily due to decreased orders for our COVID-19 tests.

Revenue from non-U.S. sources increased $1.6 million, or 38%, from $4.1 million in the three months ended September 30, 2022 to $5.7 million in the three months ended September 30, 2023, and increased $4.2 million, or 40%, from $10.5 million in nine months ended September 30, 2022 to $14.6 million in the nine months ended September 30, 2023. The increase in revenue from non-U.S. sources between periods were primarily due to increased sales of our traditional genetic testing services to customers in China through our joint venture in China.

After aggregating customers that are under common control or affiliation, one customer contributed 14% and 11% of the Company’s revenue in the three and nine months ended September 30, 2023, respectively. A different customer contributed 13% and 21%, of the Company’s revenue in the three and nine months ended September 30, 2022, respectively.

Cost of Revenue

Cost of revenue decreased $14.7 million, or 25%, from $59.6 million in the three months ended September 30, 2022 to $44.8 million in the three months ended September 30, 2023. The decrease was primarily due to decreases of $4.3 million in depreciation expenses, $3.4 million in reagent and supply expenses, $3.3 million in consulting and outside labor costs, $726,000 in payroll expenses, $553,000 in shipping expenses, and $420,000 in external customer engagement platform expense related to the decreased tests delivered and orders for our COVID-19 tests, and $1.1 million in allocated facility expense.

Cost of revenue decreased $57.9 million, or 29%, from $197.4 million in the nine months ended September 30, 2022 to $139.5 million in the nine months ended September 30, 2023. The decrease was primarily due to decreases of $30.8 million in consulting and outside labor costs for production, $23.9 million in reagent and supply expenses, $9.3 million in depreciation expenses, $2.2 million in shipping expenses, $1.1 million in meals provided to production teams during pandemic and other travel expense, and $856,000 in external customer engagement platform expense related to the decreased tests delivered and orders for our COVID-19 tests, $1.6 million in allocated facility expense, $750,000 in change in gain or loss on disposal of fixed assets, $663,000 in office and computer expenses, and $334,000 in other state tax, and partially offset by an increase of $13.8 million in personnel costs including equity-based compensation expense related to an entity acquired in the second quarter of 2022.

Our gross profit decreased $6.3 million, from $46.1 million in the three months ended September 30, 2022 to $39.8 million in the three months ended September 30, 2023. The decrease in gross profit was primarily due to the decrease in revenue from our COVID-19 tests. Our gross profit as a percentage of revenue, or gross margin, increased from 43.6% to 47.0% due to changes in product mix and revenue recognized for COVID-19 tests completed in prior periods.

Our gross profit decreased $274.7 million, from $353.9 million in the nine months ended September 30, 2022 to $79.2 million in the nine months ended September 30, 2023. The decrease in gross profit was primarily due to the decrease in revenue from our COVID-19 tests. Our gross profit as a percentage of revenue, or gross margin, decreased from 64.2% to 36.2% due to changes in product mix.

Research and Development

Research and development expenses increased $2.5 million, or 33%, from $7.5 million in the three months ended September 30, 2022 to $10.0 million in the three months ended September 30, 2023. The increase was primarily due to increases of $1.6 million in personnel costs including equity-based compensation expense related to increased headcount and equity awards granted post the second quarter of 2022, and $584,000 in reagent and supply expenses related to increased reagent usage for research.

Research and development expenses increased $9.1 million, or 45%, from $20.4 million in the nine months ended September 30, 2022 to $29.5 million in the nine months ended September 30, 2023. The increase was primarily due to increases of $7.2 million in personnel costs including equity-based compensation expense related to increased headcount and equity awards granted post the second quarter of 2022, $681,000 in consulting and outside labor costs, and $611,000 in reagent and supply expenses related to increased reagent usage for research.

Selling and Marketing

Selling and marketing expenses were relatively consistent between periods at $10.2 million and $9.9 million in the three months ended September 30, 2023 and 2022, respectively.

Selling and marketing expenses increased $2.3 million, or 8% from $28.7 million in the nine months ended September 30, 2022 to $31.0 million in the nine months ended September 30, 2023. The increase was primarily due to increases of $2.1 million in software expense, and $1.2 million related to allocated facility expenses, and partially offset by a decrease of $2.0 million in consulting and outside labor costs.

General and Administrative

General and administrative expenses decreased $8.8 million, or 33%, from $26.3 million in the three months ended September 30, 2022 to $17.5 million in the three months ended September 30, 2023. The decrease was primarily due to a decrease of $8.9 million in provisions for credit losses.

General and administrative expenses decreased $25.0 million, or 30%, from $82.3 million in the nine months ended September 30, 2022 to $57.3 million in the nine months ended September 30, 2023. The decrease was primarily due to decreases of $29.6 million in provision for credit losses, $5.2 million in acquisition related costs incurred in the prior period, $2.3 million in legal and professional fees, and $1.7 million in licenses and permits, partially offset by increases of $5.4 million in personnel costs including equity-based compensation expense related to entity acquired in the second quarter of 2022 and equity awards granted post the second quarter of 2022, $4.5 million related to allocated facility expense, and $3.5 million in depreciation expense.

Amortization of Intangible Assets

Amortization of intangible assets represents amortization expenses on the intangible assets arose from the business combinations in 2022 and 2021 and a patent purchased in 2021. Amortization expenses were $2.0 million in the three months ended September 30, 2023 and 2022, respectively, and $5.9 million and $4.5 million in the nine months ended September 30, 2023 and 2022, respectively.

Restructuring Costs

Restructuring expenses represent one-time employee termination benefits provided to employees associated with an entity acquired by the Company who were involuntarily terminated in the prior period.

Interest and Other Income, net

Interest and other income, net, is primarily comprised of net interest income (expenses), which was $6.4 million and $1.5 million in the three months ended September 30, 2023 and 2022, respectively, and $15.2 million and $2.3 million in the nine months ended September 30, 2023 and 2022, respectively. This interest income (expense) related to interest earned on various investments in marketable securities including realized and holding gain (loss) on marketable equity securities, net of interest expenses incurred for our notes payable and margin loan. The increase is primarily due to increases in interest rates on investments relative to the prior comparative periods.

Provision for Income Taxes

Provision for income taxes was $20.3 million and $12.0 million for the three and nine months ended September 30, 2023, respectively, and $414,000 and $51.5 million for the three and nine months ended September 30, 2022, respectively. The effective tax rate was 296% and 24% for the three months ended September 30, 2023 and 2022, respectively. The effective tax rate was (42%) and 24% for the nine months ended September 30, 2023 and 2022, respectively. The change in the effective tax rate for the three and nine months ended September 30, 2023, relative to 2022, was due to the establishment, in the three months ended September 30, 2023, of a valuation allowance on the Company's net deferred tax assets. FASB ASC 740 requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred income tax assets will not be realized. The Company has evaluated the realizability of any of its deferred tax assets and has concluded that it is more likely than not that the Company may not realize benefit of its deferred tax assets, primarily as a result of operating losses in the nine months ended September 30, 2023, and, accordingly, has provided a full valuation allowance at September 30, 2023.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest represents net loss attributable to the minority shareholders from entities not wholly owned.

Liquidity and Capital Resources

Liquidity and Sources of Cash

We had $851.5 million and $852.9 million in cash, cash equivalents, and marketable securities as of September 30, 2023 and December 31, 2022, respectively. Our marketable securities primarily consist of U.S. government and U.S. agency debt securities, U.S. treasury bills, corporate bonds, municipal bonds, and Yankee debt securities as of September 30, 2023 and December 31, 2022.

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

If we raise additional funds by issuing equity securities, our existing stockholders could experience substantial dilution. Additionally, any preferred stock we issue could provide for rights, preferences or privileges senior to those of our common stock, and our issuance of any additional equity securities, or the possibility of such an issuance, could cause the market price of our common stock to decline. The terms of any debt securities we issue or borrowings we incur, if available, could impose significant restrictions on our operations, such as limitations on our ability to incur additional debt or issue additional equity or other restrictions that could adversely affect our ability to conduct our business, and would result in increased fixed payment obligations. If we seek to sell assets or enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms or relinquish or license to a third party our rights to important or valuable technologies or tests we may otherwise seek to develop ourselves. Moreover, we may incur substantial costs in pursuing future capital, including investment banking, legal and accounting fees, printing and distribution expenses, and other similar costs. Additional funding may not be available to us when needed, on acceptable terms or at all. If we are not able to secure funding if and when needed and on reasonable terms, we may be forced to delay, reduce the scope of, or eliminate one or more sales and marketing initiatives, research and development programs, or other growth plans or strategies. In addition, we may be forced to work with a partner on one or more aspects of our tests or market development programs, or initiatives, which could lower the economic value to us of these tests, programs or initiatives. Any such outcome could significantly harm our business, performance, and prospects.

Cash Flows

The following table summarizes our cash flows for each of the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$12,070	$220,313
Net cash provided by (used in) investing activities	$14,628	$(168,715)
Net cash used in financing activities	$(21,834)	$(47,548)

Operating Activities

Cash provided by operating activities in the nine months ended September 30, 2023 was $12.1 million. The difference between net loss and cash provided in operating activities for the period was primarily due to the effects of $31.5 million in equity-based compensation expenses, $19.6 million in depreciation and amortization, $11.0 million in deferred taxes, and $4.9 million in noncash lease expense, partially offset by negative impact of $4.3 million in provisions for credit loss and $2.4 million in amortization of discount on marketable securities. Changes in operating assets and liabilities primarily consisted of decreases of $7.0 million in accounts payable related to the timing of payments, $4.8 million in operating lease liabilities, and an increase of $2.9 million in other current and long-term assets, partially offset by a decrease of $7.6 million in trade accounts receivable due to the timing of collections.

Cash provided by operating activities in the nine months ended September 30, 2022 was $220.3 million. The difference between net income and cash provided by operating activities for the period was primarily due to the effects of $25.3 million in provision for credit losses, $22.9 million in depreciation and amortization, $22.6 million in equity-based compensation expenses, $4.2 million in amortization of premium of marketable securities, $3.3 million in noncash lease expense, $1.1 million in unrecognized tax benefits, and partially offset by a negative impact of $4.9 million increased deferred tax assets. Cash used in operating activities decreased between periods primarily due to decreases of $32.3 million in accounts payable related to timing of payments, $12.9 million in accrued expenses and other liabilities, $3.3 million in operating and finance lease liabilities, and partially offset by decreases of $24.2 million in trade accounts receivable due to timing of collections and $3.7 million in other current and long-term assets primarily reagents and supplies and prepaid expenses.

Investing Activities

Cash provided by investing activities in the nine months ended September 30, 2023 was $14.6 million, which primarily represents proceeds of $376.9 million from maturities of marketable securities, partially offset by $343.6 million for purchases of marketable securities and $19.1 million for purchases of fixed assets, including real estate.

Cash used in investing activities in the nine months ended September 30, 2022 was $168.7 million, which primarily related to $257.3 million purchase of marketable securities and $137.8 million payment related to acquisition of Inform Diagnostics, $15.0 million purchase of preferred stock of a privately held company, purchases of $14.1 million of fixed assets, and $10.0 million contingent consideration payment made in current period related to a business acquisition in 2021, and partially offset by proceeds of $133.4 million from sale of marketable securities and $131.7 million related to maturities of marketable securities.

Financing Activities

Cash used in financing activities in the nine months ended September 30, 2023 was $21.8 million, which primarily related to $15.0 million repayment to the margin loan account, $2.4 million repayment to the notes payable, $2.2 million repurchase of common stock, and $1.6 million common stock withholding for employee tax obligations.

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

During the three and nine months ended September 30, 2023, we repurchased 80,000 shares common stock at an aggregate cost of $2.2 million under the stock repurchase program. During the three months ended September 30, 2022, we repurchased 780,000 shares of our common stock at an aggregate cost of $34.7 million, and during the nine months ended September 30, 2022, we repurchased 995,000 shares of our common stock at an aggregate cost of $45.3 million. As of September 30, 2023, a total of approximately $173.5 million remained available for future repurchases of our common stock under our stock repurchase program.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control (as required by Rule 13a-15(b) under the Exchange Act) over the financial reporting during the three months ended September 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business. As disclosed in Note 8, Debt, Commitments and Contingencies to the Condensed Consolidated Financial Statements, we are engaged in certain legal investigations, and the disclosure set forth in Note 8 relating to these certain legal matters is incorporated herein by reference.

The outcome of litigation is inherently uncertain, and there can be no assurances that favorable outcome will be obtained.

Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm, among other factors.

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the 2022 Annual Report.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

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

Information on Share Repurchases

The Company repurchased 80,000 shares common stock during the three and nine months ended September 30, 2023. The number of shares of common stock repurchased by the Company and the average price paid per share are as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share (1)	(c) Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
May 2022 (5/1/2022 - 5/31/2022)	30,000	$49.56	30,000	$248,515,000
June 2022 (6/1/2022 - 6/30/2022)	185,000	$48.97	185,000	$239,429,000
August 2022 (8/1/2022 - 8/31/2022)	247,000	$47.68	247,000	$227,657,000
September 2022 (9/1/2022 - 9/30/2022)	533,000	$43.04	533,000	$204,752,000
October 2022 (10/1/2022 - 10/31/2022)	244,000	$37.33	244,000	$195,661,000
November 2022 (11/1/2022 - 11/30/2022)	234,000	$35.83	234,000	$187,276,000
December 2022 (12/1/2022 - 12/31/2022)	337,000	$34.32	337,000	$175,718,000
September 2023 (9/1/2023-9/30/2023)	80,000	$27.65	80,000	$173,522,000
Total	1,890,000		1,890,000

(1) Includes commissions for the shares repurchased under the stock repurchase program.

Item 5. Other Information

On October 30, 2023, in accordance with Rule 10D-1 of the Exchange Act, the Board approved the Company’s Amended and Restated Incentive Compensation Recoupment Policy, which allows the Company to recoup certain executive compensation in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements under federal securities laws. The Amended and Restated Incentive Compensation Recoupment Policy has been filed as Exhibit 10.1 of this Quarterly Report on Form 10-Q.

On October 30, 2023, the Compensation Committee of the Board (the “Compensation Committee”) approved the Company’s Amended and Restated Executive Officer Incentive Plan (the “Amended and Restated Incentive Plan”). The Amended and Restated Incentive Plan amended the original Executive Officer Incentive Plan to permit the administrator to, in its discretion, make certain payments in the form of equity awards. The foregoing summary of the Amended and Restated Incentive Plan does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Amended and Restated Incentive Plan, a copy of which is attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits.

The information required by this Item 6 is set forth on the Exhibit Index that immediately precedes the signature page to this report and is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed with this Form 10-Q	Form	Form No.	Date Filed

3.1	Certificate of Incorporation of the registrant, dated May 13, 2016.		10-Q	001-37894	8/14/2017

3.1.1	Certificate of Amendment to Certificate of Incorporation of the registrant, dated August 2, 2016.		10-Q	001-37894	8/14/2017

3.1.2	Certificate of Amendment to Certificate of Incorporation of the registrant, dated May 17, 2017.		10-Q	001-37894	8/14/2017

3.2	Amended and Restated Bylaws of the registrant.		10-Q	001-37894	8/4/2023

10.1^#	Amended and Restated Incentive Compensation Recoupment Policy	X

10.2^#	Amended and Restated Executive Officer Incentive Plan	X

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

FULGENT GENETICS, INC.

Date: November 3, 2023	By:	/s/ Ming Hsieh
Ming Hsieh
Chief Executive Officer (principal executive officer)

Date: November 3, 2023	By:	/s/ Paul Kim
Paul Kim
Chief Financial Officer (principal financial and accounting officer)