Form 10-Q
period 2024-03-31
Fulgent Genetics, Inc.
filed 2024-05-03
CIK 1674930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 1, 2024, there were 29,924,288 outstanding shares of the registrant’s common stock.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FULGENT GENETICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value data)

(unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$54,677	$97,473
Marketable securities	251,018	326,681
Trade accounts receivable, net of allowance for credit losses of $25,831 and $25,226	52,060	51,132
Other current assets	28,754	32,559
Total current assets	386,509	507,845
Marketable securities, long-term	540,495	423,571
Redeemable preferred stock investment	20,438	20,438
Fixed assets, net	86,723	83,464
Intangible assets, net	140,989	143,053
Goodwill, net	22,055	22,055
Other long-term assets	32,676	34,902
Total assets	$1,229,885	$1,235,328
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,616	$15,360
Accrued liabilities	25,918	30,737
Customer deposit	27,240	22,700
Contract liabilities	2,762	2,874
Notes payable, current portion	413	1,183
Other current liabilities	—	164
Total current liabilities	75,949	73,018
Deferred tax liabilities	7,405	7,962
Unrecognized tax benefits	5,978	5,978
Other long-term liabilities	13,907	15,084
Total liabilities	103,239	102,042
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value per share, 50,000 shares authorized, 32,664 and 32,416 shares issued, respectively, and 29,890 and 29,653 shares outstanding, respectively	3	3
Preferred stock, $0.0001 par value per share, 1,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	511,329	501,718
Accumulated other comprehensive (loss) income	(1,102)	1,205
Retained earnings	619,713	633,175
Total Fulgent stockholders’ equity	1,129,943	1,136,101
Noncontrolling interest	(3,297)	(2,815)
Total stockholders’ equity	1,126,646	1,133,286
Total liabilities and stockholders’ equity	$1,229,885	$1,235,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$64,485	$66,168
Cost of revenue	42,381	47,357
Gross profit	22,104	18,811
Operating expenses:
Research and development	11,434	9,782
Selling and marketing	8,989	10,083
General and administrative	21,489	21,802
Amortization of intangible assets	1,990	1,968
Total operating expenses	43,902	43,635
Operating loss	(21,798)	(24,824)
Interest and other income, net	7,625	3,775
Loss before income taxes	(14,173)	(21,049)
Benefit from income taxes	(327)	(5,200)
Net loss from consolidated operations	(13,846)	(15,849)
Net loss attributable to noncontrolling interests	384	509
Net loss attributable to Fulgent	$(13,462)	$(15,340)

Net loss per common share attributable to Fulgent:
Basic	$(0.45)	$(0.52)
Diluted	$(0.45)	$(0.52)

Weighted-average common shares:
Basic	29,769	29,536
Diluted	29,769	29,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss from consolidated operations	$(13,846)	$(15,849)
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(333)	168
Net (loss) gain on available-for-sale debt securities, net of tax	(2,072)	5,329
Comprehensive loss from consolidated operations	(16,251)	(10,352)
Net loss attributable to noncontrolling interest	384	509
Foreign currency translation loss (gain) attributable to noncontrolling interest	98	(1,790)
Comprehensive loss (income) attributable to noncontrolling interest	482	(1,281)
Comprehensive loss attributable to Fulgent	$(15,769)	$(11,633)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Fulgent Stockholders’ Equity
	Shares (1)	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Fulgent Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2023	29,653	$3	$501,718	$1,205	$633,175	$1,136,101	$(2,815)	$1,133,286
Equity-based compensation	—	—	11,518	—	—	11,518	—	11,518
Exercise of common stock options	1	—	—	—	—	—	—	—
Restricted stock awards	315	—	—	—	—	—	—	—
Common stock withholding for employee tax obligations	(69)	—	(1,682)	—	—	(1,682)	—	(1,682)
Repurchase of common stock	(10)	—	(225)			(225)		(225)
Other comprehensive loss, net	—	—	—	(2,307)	—	(2,307)	(98)	(2,405)
Net loss	—	—	—	—	(13,462)	(13,462)	(384)	(13,846)
Balance at March 31, 2024	29,890	$3	$511,329	$(1,102)	$619,713	$1,129,943	$(3,297)	$1,126,646

(1) 185,503 shares of the Company's common stock were not issued and were held back by the Company as partial security for the indemnification obligations in connection with the business combination of Fulgent Pharma Holdings, Inc., or Fulgent Pharma, as of March 31, 2024 and December 31, 2023.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Fulgent Stockholders’ Equity
	Shares (1)	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Fulgent Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2022	29,438	$3	$486,585	$(20,903)	$801,000	$1,266,685	$3,190	$1,269,875
Equity-based compensation	—	—	10,265	—	—	10,265	—	10,265
Restricted stock awards	280	—	—	—	—	—	—	—
Common stock withholding for employee tax obligations	(26)	—	(869)	—	—	(869)	—	(869)
Other comprehensive income, net	—	—	—	3,707	—	3,707	1,790	5,497
Net loss	—	—	—	—	(15,340)	(15,340)	(509)	(15,849)
Balance at March 31, 2023	29,692	$3	$495,981	$(17,196)	$785,660	$1,264,448	$4,471	$1,268,919

(1) 371,006 shares of the Company's common stock were not issued and were held back by the Company as partial security for the indemnification obligations in connection with the business combination of Fulgent Pharma as of March 31, 2023.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flow from operating activities:
Net loss from consolidated operations	$(13,846)	$(15,849)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity-based compensation	11,518	10,265
Depreciation and amortization	6,663	6,879
Gain for credit losses	(2,497)	(113)
Noncash lease expense	1,510	1,561
Loss (gain) on disposal of fixed asset	183	(179)
Amortization of discount of marketable securities	(1,184)	(478)
Deferred taxes	(557)	(5,200)
Net realized loss on marketable securities	580	—
Other	(12)	—
Changes in operating assets and liabilities:
Trade accounts receivable	1,484	9,331
Other current and long-term assets	5,130	(1,629)
Accounts payable	(245)	(1,855)
Accrued liabilities and other liabilities	51	(9,114)
Operating and finance lease liabilities	(1,512)	(1,526)
Net cash provided by (used in) operating activities	7,266	(7,907)
Cash flow from investing activities:
Purchase of marketable securities	(195,741)	(143,926)
Purchases of fixed assets	(4,056)	(2,034)
Proceeds from sale of fixed assets	258	198
Maturities of marketable securities	95,450	141,408
Proceeds from sale of marketable securities	56,903	—
Net cash used in investing activities	(47,186)	(4,354)
Cash flow from financing activities:
Common stock withholding for employee tax obligations	(1,682)	(869)
Repayment of notes payable	(765)	—
Repurchase of common stock	(225)	—
Principal paid for finance lease	(135)	(232)
Net cash used in financing activities	(2,807)	(1,101)
Effect of exchange rate changes on cash and cash equivalents	(69)	28
Net decrease in cash and cash equivalents	(42,796)	(13,334)
Cash and cash equivalents at beginning of period	97,473	79,506
Cash and cash equivalents at end of period	$54,677	$66,172
Supplemental disclosures of cash flow information:
Income taxes paid	$1,307	$1,680
Cash paid for interest	$439	$—
Supplemental disclosures of non-cash investing and financing activities:
Purchases of marketable securities in other current liabilities	$—	$3,519
Purchases of fixed assets in accounts payable	$4,739	$2,537
Sale of fixed assets in other receivable	$11	$—
Operating lease right-of-use assets reduced due to lease termination	$57	$—

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

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements as of and for the fiscal year ended December 31, 2023, which are included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 28, 2024, or the 2023 Annual Report, and, in the opinion of management, include all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the Company’s financial position and results of operations. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or any other period. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2023 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the disclosures required by U.S. GAAP. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements included in the 2023 Annual Report, including the notes thereto.

Note 2. Summary of Significant Accounting Policies

See the summary of the Company’s significant accounting policies set forth in the notes to its consolidated financial statements included in the 2023 Annual Report.

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

The roll-forward for the allowance for credit losses for the three months ended March 31, 2024, dollars in thousands, is as follows:

Allowance for credit losses at beginning of year	$25,226
Current period provision	(2,497)
Write-downs	(1,336)
Recoveries of amounts previously charged off	4,438
Allowance for credit losses as of March 31, 2024	$25,831

Redeemable Preferred Stock Investment

The redeemable preferred stock investment of $20.4 million as of March 31, 2024 represents the fair value of redeemable preferred stock of a private company that the Company purchased in July 2021. The investment is classified as available-for-sale debt securities. The fair value of available-for-sale debt security is included in the Condensed Consolidated Statement of Balance Sheets. Unrealized gain of $597,000 was excluded from earnings and reported in other comprehensive loss in the three months ended March 31, 2023, and there was no unrealized gain or loss in the three months ended March 31, 2024. Since the Company intends on holding the preferred stock, and the preferred stock is not redeemable until July 2027, the investment is recorded as a long-term investment.

Finite-Lived Intangible assets

Intangible assets, unless determined to be indefinite-lived, are amortized over their estimated useful lives. The Company amortizes intangible assets on a straight-line basis with definite lives generally over periods ranging from three to fourteen years. See Note 14, Goodwill and Acquisition-Related Intangibles, for details of intangible assets.

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

The income-based fair value methodology is based on a reporting unit’s forecasted future cash flows that are discounted to the present value using the reporting unit’s weighted average cost of capital. Under the income-based approach, it requires management's assumptions and judgments regarding economic conditions in the markets in which the company operates and conditions in the capital markets, many of which are outside of management's control. The market-based fair value methodology looks at the guideline public company valuation method to determine the prices of comparable public companies and looks at merger and acquisition methods, similar businesses that were sold recently, to estimate the value of the reporting units. Under the market-based approach, judgment is required in evaluating market multiples and recent transactions.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, marketable securities, trade accounts receivable, redeemable preferred stock investment, accounts payable, and accrued liabilities. The carrying amounts of certain of these financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities. Fair value of marketable securities and redeemable preferred stock investment is disclosed in Note 4, Fair Value Measurements, to the accompanying consolidated financial statements.

Concentrations of Credit Risk, Customers, and Suppliers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, trade accounts receivable, and marketable securities, which consist of debt securities and equity securities. As of March 31, 2024, substantially all of the Company’s cash and cash equivalents were deposited in accounts at financial institutions, and amounts may exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial strength of the depository institutions in which its cash and cash equivalents are held.

In certain periods, a small number of customers has accounted for a significant portion of the Company’s revenue. For the laboratory services business, aggregating customers under common control, one customer comprised of $12.6 million or 20% of total revenue in the three months ended as of March 31, 2024. No customer contributed 10% or more of the Company's revenue in the three months ended March 31, 2023. One customer comprised 12% of total accounts receivable, net, as of March 31, 2024, and comprised 13% of total accounts receivable, net, as of December 31, 2023. For the therapeutic development business, as of March 31, 2024 and December 31, 2023, there is no concentration risk, as there are no customers or revenue, as it does not have any commercialized or approved product candidates.

The Company relies on a limited number of suppliers for certain laboratory substances used in the chemical reactions incorporated into its processes, referred to as reagents, as well as for the sequencers and various other equipment and materials it uses in its laboratory operations. In particular, the Company relies on a sole supplier for the next generation sequencers and associated reagents it uses to perform its genetic tests and as the sole provider of maintenance and repair services for these sequencers. The operations of the laboratory services business would be interrupted if it encountered delays or difficulties securing these reagents, sequencers, other equipment or materials or maintenance and repair services, which could occur for a variety of reasons, including if the Company needs a replacement or temporary substitute for any of its limited or sole suppliers and is not able to locate and make arrangements with an acceptable replacement or temporary substitute. The Company's development efforts could also be delayed or interrupted if is unable to procure items needed for its therapeutic development activities. The Company’s therapeutic development business also relies on ANP Technologies, Inc., or ANP, for certain laboratory services, equipment, tools, and drug intermediates in connection with research and development efforts. The Company believes there are currently only a few other manufacturers that are capable of supplying and servicing some of the equipment and other materials necessary for its laboratory operations, including collection kits, sequencers and various associated reagents.

Reportable Segment and Geographic Information

Reportable segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or CODM, in making decisions regarding resource allocation and assessing performance. The Company’s CODM is its Chief Executive Officer. The Company reports its business in two segments, a laboratory services business and a therapeutic development business. For further financial information about these segments, including information for each of the periods presented regarding revenue, operating income (loss), and other important information, see Note 7, Reportable Segment and Geographic Information.

Foreign Currency Translation and Foreign Currency Transactions

The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive (loss) income in the accompanying Condensed Consolidated Statements of Stockholders’ Equity. The Company and its subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property and nonmonetary assets and liabilities are measured at historical rates. Losses from these remeasurements were not significant in the three months ended March 31, 2024 and 2023.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of net unrealized gain or loss on available-for-sale debt securities, net of tax, and foreign currency translation adjustments from the Company's subsidiaries not using the U.S. dollar as their functional currency. There were no reclassifications from other comprehensive income (loss) to net loss in the three months ended March 31, 2024 or 2023. The tax effect related to net unrealized losses on available-for-sale debt securities was zero for the three months ended March 31, 2024 due to the valuation allowance in the current period that precludes the Company from recognizing the deferred tax benefit. The tax effect related to net unrealized losses was $1.9 million for the three months ended March 31, 2023.

Disaggregation of Revenue

The Company classifies its customers into three payor types: (i) Insurance, (ii) Institutions, including hospitals, medical institutions, other laboratories, governmental bodies, municipalities and large corporations, or (iii) Patients who pay directly. The Company believes these classifications best depict how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. The following table summarizes revenue from contracts with customers by payor type for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Testing Services by Payor
Institutional	$33,604	$30,992
Insurance	30,043	34,551
Patient	838	625
Total Revenue	$64,485	$66,168

$1.2 million variable consideration was recognized in the three months ended March 31, 2024, that related to COVID-19 tests completed in the prior periods due to the recent collection efforts, which was included as revenue from insurance in the table above. During the three months ended March 31, 2024, the Company experienced a change in estimate related to variable consideration. The Company estimates variable consideration using the expected value method. Any changes in variable consideration estimates that affect transactions are accounted for on a cumulative catch-up basis. There was no material variable consideration recognized in the three months ended March 31, 2023.

Contract Balances

Receivables from contracts with customers - Receivables from contracts with customers are included within trade accounts receivable on the Condensed Consolidated Balance Sheets. Receivables from Insurance and Institutional customers represented 43% and 57%, respectively, as of March 31, 2024 and 39% and 61%, respectively, as of December 31, 2023.

Contracts assets and liabilities - Contract assets from contracts with customers associated with contract execution and certain costs to fulfill a contract are included in other current assets in the accompanying Condensed Consolidated Balance Sheets. Contract liabilities are recorded when the Company receives payment prior to completing its obligation to transfer goods or services to a customer. Contract liabilities are included in the Condensed Consolidated Balance Sheets. Revenues of $860,000 and $1.3 million were recognized for the three months ended March 31, 2024 and 2023, respectively, related to contract liabilities at the beginning of the respective periods.

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

Note 3. Equity and Debt Securities

The Company’s equity and debt securities consisted of the following:

	March 31, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Equity securities:
Long-term
Preferred stock of privately held company	$15,000	$—	$—	$15,000
Total equity securities	15,000	—	—	15,000
Available-for-sale debt securities
Short-term
U.S. government debt securities	106,187	—	(1,059)	105,128
U.S. agency debt securities	57,328	—	(1,071)	56,257
U.S. treasury bills	45,613	—	(4)	45,609
Corporate debt securities	39,655	—	(299)	39,356
Money market accounts	21,718	—	—	21,718
Municipal bonds	4,696	—	(28)	4,668
Less: Cash equivalents	(21,718)	—	—	(21,718)
Total debt securities due within 1 year	253,479	—	(2,461)	251,018
After 1 year through 5 years
U.S. government debt securities	345,156	284	(2,102)	343,338
U.S. agency debt securities	151,721	5	(1,412)	150,314
Corporate debt securities	41,025	—	(760)	40,265
Redeemable preferred stock investment	20,000	438	—	20,438
Municipal bonds	5,061	1	(35)	5,027
Yankee debt securities	752	—	(59)	693
Total debt securities due after 1 year through 5 years	563,715	728	(4,368)	560,075
After 5 years through 10 years
Municipal bonds	864	1	(7)	858
Total debt securities due after 5 years through 10 years	864	1	(7)	858
Total available-for-sale debt securities	818,058	729	(6,836)	811,951
Total equity and debt securities	$833,058	$729	$(6,836)	$826,951

	December 31, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Equity securities:
Long-term
Preferred stock of privately held company	$15,000	$—	$—	$15,000
Total equity securities	15,000	—	—	15,000
Available-for-sale debt securities
Short-term
U.S. government debt securities	119,739	8	(1,765)	117,982
U.S. agency debt securities	72,310	—	(1,414)	70,896
U.S. treasury bills	69,214	36	—	69,250
Corporate debt securities	63,810	—	(792)	63,018
Money market accounts	38,291	—	—	38,291
Municipal bonds	5,557	1	(23)	5,535
Less: Cash equivalents	(38,291)	—	—	(38,291)
Total debt securities due within 1 year	330,630	45	(3,994)	326,681
After 1 year through 5 years
U.S. government debt securities	247,104	1,262	(578)	247,788
U.S. agency debt securities	156,150	161	(490)	155,821
Corporate debt securities	12,885	—	(765)	12,120
Municipal bonds	6,337	2	(48)	6,291
Yankee debt securities	752	—	(60)	692
Redeemable preferred stock investment	20,000	438	—	20,438
Total debt securities due after 1 year through 5 years	443,228	1,863	(1,941)	443,150
After 5 years through 10 years
Municipal bonds	868	1	(10)	859
Total debt securities due after 5 years through 10 years	868	1	(10)	859
Total available-for-sale debt securities	774,726	1,909	(5,945)	770,690
Total equity and debt securities	$789,726	$1,909	$(5,945)	$785,690

Gross unrealized losses on the Company’s equity and debt securities were $6.8 million and $5.9 million as of March 31, 2024 and December 31, 2023, respectively. The Company did not recognize any credit losses for its available-for-sale debt securities during the three months ended March 31, 2024 and 2023.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the above three-tier fair value hierarchy:

	March 31, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Equity securities, debt securities and cash equivalents:
U.S. government debt securities	$448,466	$—	$448,466	$—
U.S. agency debt securities	206,571	—	206,571	—
Corporate debt securities	79,621	—	79,621	—
U.S. treasury bills	45,609	45,609	—	—
Money market accounts	21,718	21,718	—	—
Redeemable preferred stock investment	20,438	—	—	20,438
Preferred stock of privately held company	15,000	—	—	15,000
Municipal bonds	10,553	—	10,553	—
Yankee debt securities	693	—	693	—
Total equity securities, debt securities and cash equivalents	$848,669	$67,327	$745,904	$35,438

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Equity securities, debt securities and cash equivalents:
U.S. government debt securities	$365,770	$—	$365,770	$—
U.S. agency debt securities	226,717	—	226,717	—
Corporate debt securities	75,138	—	75,138	—
U.S. treasury bills	69,250	69,250	—	—
Money market accounts	38,291	38,291	—	—
Redeemable preferred stock investment	20,438	—	—	20,438
Preferred stock of privately held company	15,000	—	—	15,000
Municipal bonds	12,685	—	12,685	—
Yankee debt securities	692	—	692	—
Total equity securities, debt securities and cash equivalents	$823,981	$107,541	$681,002	$35,438

The Company’s Level 1 assets include U.S. treasury bills and money market instruments and are valued based upon observable market prices. Level 2 assets consist of U.S. government and U.S. agency debt securities, municipal bonds, corporate debt securities and Yankee debt securities. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. As of March 31, 2024, the Company had preferred stock of a privately held company, which was included in other long-term assets in the accompanying Condensed Consolidated Balance Sheets, and redeemable preferred stock of a private company that were measured using unobservable (Level 3) inputs. The fair value of redeemable preferred stock as of March 31, 2024 and December 31, 2023 was based on valuation performed by a third-party valuation company utilizing the guideline public company method under market approach and the discounted cash flow method under income approach. For the value of the investment in private equity securities, the Company elected to measure it at cost minus impairment, as the preferred stock of the privately held company did not have a readily determinable fair value, and no impairment loss was recorded as of March 31, 2024.

There were no transfers between fair value measurement levels during the three months ended March 31, 2024 and 2023.

Note 5. Fixed Assets

Major classes of fixed assets consisted of the following:

		March 31,	December 31,
	Useful Lives	2024	2023
		(in thousands)
Medical lab equipment	5 months to 12 Years	$48,493	$56,025
Leasehold improvements	Shorter of lease term or estimated useful life	10,090	11,222
Building	39 Years	9,781	9,781
Computer software	1 to 5 Years	8,017	7,982
Building improvements	6 months to 39 Years	7,741	7,748
Computer hardware	1 to 5 Years	6,780	6,805
Aircraft	7 Years	6,400	6,400
Furniture and fixtures	1 to 5 Years	3,615	3,860
Land improvements	5 to 15 Years	904	904
Automobile	3 to 7 Years	445	445
General equipment	5 Years	109	115
Land		8,800	8,800
Assets not yet placed in service		22,334	15,010
Total		133,509	135,097
Less: Accumulated depreciation		(46,786)	(51,633)
Fixed assets, net		$86,723	$83,464

Depreciation expenses on fixed assets totaled $4.6 million and $4.7 million for the three months ended March 31, 2024 and 2023, respectively.

Note 6. Other Significant Balance Sheet Accounts

Other current assets consisted of the following:

	March 31,	December 31,
	2024	2023
	(in thousands)
Prepaid income taxes	$7,521	$12,675
Prepaid expenses	7,359	7,744
Reagents and supplies	6,528	5,827
Marketable securities interest receivable	6,281	4,994
Other receivable	1,065	1,319
Total	$28,754	$32,559

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2024	2023
	(in thousands)
Accrued legal liabilities	$7,026	$7,026
Payroll liabilities	4,756	5,741
Accrued bonus and commission	4,067	6,255
Vacation accrual	3,765	3,543
Other accrued liabilities	3,394	4,215
Operating lease liabilities - short term	2,910	3,957
Total	$25,918	$30,737

Accrued legal liabilities as of March 31, 2024, and December 31, 2023, included $6.9 million in connection with the Company's voluntary disclosure process as described in Note 8, Debt, Commitments, and Contingencies. Other accrued liabilities included short-term finance lease liabilities, health insurance liabilities, and third-party billing services.

Other long-term liabilities consisted of the following:

	March 31,	December 31,
	2024	2023
	(in thousands)
Operating lease liabilities, long term	$6,579	$7,147
Other long-term liabilities	4,835	4,973
Notes payable, long term	2,493	2,964
Total	$13,907	$15,084

Note 7. Reportable Segment and Geographic Information

The Company viewed and managed its operations in one reportable segment prior to December 2023. Given the advancement of the therapeutic development business, the Company made certain changes, including the bifurcation of financial information for the Company’s budget and forecast planning process in December 2023. The CODM manages the operations of the Company and reviews discrete financial information to make resource decisions for its two operating segments separately. These are laboratory services and therapeutic development. The laboratory services operating segment offers technical laboratory services and professional interpretation of laboratory results by licensed physicians who specialize in pathology and oncology. The therapeutic development operating segment is a pharmaceutical research and development entity that the Company acquired in November 2022. These operating segments do not meet the aggregation criteria and therefore represent the Company’s reportable segments.

There is no inter-segment allocation of interest expense and income taxes. There is no inter-segment revenue and operating income or loss. Information regarding the Company’s operations and assets for its reportable segments as well as geographic information are as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenue from services:
Laboratory services:
Precision diagnostics	$37,446	$27,905
Anatomic pathology	23,107	26,411
BioPharma services	2,656	8,420
COVID-19	1,276	3,432
Total laboratory services	64,485	66,168
Therapeutic development	—	—
Total	$64,485	$66,168

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Loss before income taxes:
Operating loss
Laboratory services	$(16,754)	$(21,603)
Therapeutic development	(5,044)	(3,221)
Total operating loss	(21,798)	(24,824)
Interest and other income, net	7,625	3,775
Loss before income taxes	$(14,173)	$(21,049)

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Depreciation and amortization:
Laboratory services	$6,489	$6,720
Therapeutic development	174	159
Total	$6,663	$6,879

	March 31,	December 31,
	2024	2023
	(in thousands)
Assets:
Laboratory services	$1,140,688	$1,146,192
Therapeutic development	89,197	89,136
Total	$1,229,885	$1,235,328

Geographic distribution of revenue:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenue:
United States	$57,850	$62,062
Foreign
China	4,104	2,088
Other countries	2,531	2,018
Total	$64,485	$66,168

Geographic distribution of property, plant and equipment, net:

	March 31,	December 31,
	2024	2023
	(in thousands)
Fixed assets:
Unites States	$82,168	$77,938
Foreign	4,555	5,526
Total	$86,723	$83,464

Note 8. Debt, Commitments, and Contingencies

Debt

Notes payable as of March 31, 2024, consisted of $2.9 million of notes payable related to an installment sale contract the Company entered in February 2022 for a building. The notes payable relate to the installment sale, are due in February 2030, and carry an interest rate of 1.08%. The current portion and noncurrent portion are $413,000 and $2.5 million, respectively, and the noncurrent portion is included in the other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. The Company also had notes payable to Xilong Scientific Co., which were paid off as of March 31, 2024, and had an interest rate of 4.97%. The interest expenses on all notes payable for the three months ended March 31, 2024 and 2023 were $8,000 and $75,000, respectively.

Operating Leases

See Note 9, Leases, for further information.

Purchase Obligations

From time to time, the Company enters into certain purchase commitments with its vendors, consisting primarily of services, reagent and supplies, computer software, medical lab equipment, and building assets. As of March 31, 2024, the Company had purchase obligations of $57.9 million, $39.6 million of which is payable within twelve months, and $18.3 million, the remainder, is payable within the next five years.

Contingencies

From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business.

The Company has received a Civil Investigative Demand, or CID, issued by the U.S. Department of Justice pursuant to the False Claims Act related to its investigation of allegations of medically unnecessary laboratory testing, improper billing for laboratory testing, and remuneration received or provided in violation of the Anti-Kickback Statute and the Stark Law. Among other things, this CID requests information and records relating to certain of the Company’s customers named in the CID. As previously disclosed in the Company’s Exchange Act reports, the SEC is also conducting a non-public formal investigation, which appears to relate to the matters raised in the CID requests and its Exchange Act reports filed for 2018 through 2020. The Company is fully cooperating with the U.S. Department of Justice and the SEC to promptly respond to the requests for information in this CID and investigation. The Company cannot predict when these matters will be resolved, the outcome of these matters, or their potential impact, which may materially and adversely affect the Company’s business, prospects, and financial condition.

Similar to other laboratories in the industry, the Company is currently being audited by the U.S. Health Resources and Services Administration, or HRSA, with respect to its reimbursement for COVID-19 tests furnished to patients believed to be uninsured. The Company recorded approximately $548.9 million of reimbursements from HRSA under the Uninsured Program during the years ending December 31, 2022, 2021, and 2020. The Company is fully cooperating and working with HRSA’s auditors to resolve any issues, including any reimbursed amounts that may need to be returned to HRSA. There is uncertainty with respect to the methodology HRSA will use and whether and how they will extrapolate audit results. The results of the HRSA audit may materially and adversely affect the Company’s business, prospects, and financial condition.

The Company cannot reasonably estimate the loss or range of loss, if any, that may result from any material government investigations, audits, and reviews in which it is currently involved, given the inherent difficulty in predicting regulatory action, fines and penalties, if any, and the various remedies and levels of judicial review available to the Company in the event of an adverse finding. As a result, the Company has not recorded any liability related to these matters.

In relation to a recent advisory opinion issued by the Office of Inspector General of the Department of Health and Human Services, the Company’s subsidiary, Symphony Buyer, Inc., or Inform Diagnostics, initiated a voluntary disclosure process with the appropriate government contact. The Company currently has estimated and recorded $6.9 million as a liability in its financial statements in connection with this voluntary disclosure. This estimate may be incorrect, and the actual amount of liability may be lower or may materially exceed this estimate.

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

The operating and finance lease right-of-use asset, short-term lease liabilities, and long-term lease liabilities as of March 31, 2024, and December 31, 2023, were as follows:

	March 31,	December 31,
	2024	2023
	(in thousands)
Operating lease ROU asset, net	$9,225	$10,838
Operating lease liabilities, short term	$2,910	$3,957
Operating lease liabilities, long term	$6,579	$7,147
Finance lease ROU asset, net	$1,175	$1,316
Finance lease liabilities, short term	$543	$544
Finance lease liabilities, long term	$622	$760

The following were operating and finance lease expenses:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Operating lease cost	$1,629	$1,702
Finance lease cost:
Amortization of ROU assets	137	243
Interest on lease liabilities	12	27
Short-term lease cost	316	501
Total lease cost	$2,094	$2,473

Supplemental information related to operating and finance leases were the following:

March 31, 2024
Weighted average remaining lease term - operating leases	4.57 years
Weighted average discount rate - operating leases	3.98%
Weighted average remaining lease term - finance lease	2.48 years
Weighted average discount rate - finance lease	3.68%

The following is a maturity analysis of operating and finance lease liabilities using undiscounted cash flows on an annual basis with renewal periods included:

	Operating Leases	Finance Lease
	(in thousands)
Year Ending December 31,
2024 (remaining 9 months)	$2,626	$383
2025	2,351	468
2026	1,777	366
2027	1,687	—
2028	544	—
2029	347	—
Thereafter	1,178	—
Total lease payments	10,510	1,217
Less imputed interest	(1,021)	(52)
Total	$9,489	$1,165

Lessor

The Company leases out space in buildings it owns and leases to third-party tenants under noncancelable operating leases. As of March 31, 2024, the remaining lease term is 9 months, including renewal options and may include rent escalation clauses. Lease income primarily represents fixed lease payments from tenants recognized on a straight-line basis over the application lease term. Variable lease income represents tenant payments for real estate taxes, insurance, and maintenance.

The lease income was included in interest and other income, net, in the accompanying Condensed Consolidated Statements of Operations. Total lease income was as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Lease income	$17	$45
Total lease income	$17	$45

Future fixed lease payments from tenants for all noncancelable operating leases as of March 31, 2024 are as follows:

Lease Payments
from Tenants
(in thousands)
Year Ending December 31,
2024 (remaining 9 months)	$68
Total	$68

Note 10. Equity-Based Compensation

The Company has included equity-based compensation expense as part of cost of revenue and operating expenses in the accompanying Condensed Consolidated Statements of Operations as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cost of revenue	$2,009	$2,394
Research and development	3,844	3,448
Selling and marketing	1,050	1,361
General and administrative	4,615	3,062
Total	$11,518	$10,265

Note 11. Income Taxes

The effective tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur. The annual effective tax rate is based upon several significant estimates and judgments, including the estimated annual pre-tax income (loss) of the Company in each tax jurisdiction in which it operates, and the development of tax planning strategies during the year. In addition, the Company’s tax expense can be impacted by changes in tax rates or laws and other factors that cannot be predicted with certainty. As such, there can be significant volatility in interim tax provisions.

The Company recorded consolidated benefit from income taxes of $327,000 and $5.2 million for the three months ended March 31, 2024 and 2023, respectively. The Company’s effective tax rate was 2% for the three months ended March 31, 2024, compared with 25% for the three months ended March 31, 2023. The change in the effective tax rate compared to prior period is due to the valuation allowance in the current period that precludes the Company from recognizing the benefit from net operating losses.

The Company is under examination by certain tax authorities for the 2020 to 2021 tax years. While the timing of the conclusion of the examination is uncertain, the Company believes that adequate amounts have been reserved for adjustments that may result. During 2024, the statutes of limitations will lapse on the Company’s 2020 federal tax year and certain 2019 and 2020 state tax years. The Company does not believe the federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months.

The Company received $6.2 million and $657,000 income tax refunds in the three months ended March 31, 2024 and 2023, respectively, and income tax refunds received were not netted in the income tax paid amounts included in the supplemental disclosure in the accompanying Condensed Consolidated Statements of Cash Flows.

Note 12. Loss per Share

The following table presents the calculation of basic and diluted loss per share for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except per share data)
Net loss attributable to common shareholders	$(13,462)	$(15,340)

Weighted-average common shares - outstanding, basic	29,769	29,536
Weighted-average common shares - outstanding, diluted	29,769	29,536

Loss per share:
Basic	$(0.45)	$(0.52)
Diluted	$(0.45)	$(0.52)

The following securities have been excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Options	222	211
Restricted Stock Units	2,199	2,040
Contingently Issuable Shares	186	371

The anti-dilutive shares described above were calculated using the treasury stock method. In the three months ended March 31, 2024 and 2023, the Company had outstanding stock options and restricted stock units and contingently issuable shares for shares held back in connection with the business combination of Fulgent Pharma that were excluded from the weighted-average share calculation for continuing operations due to the Company’s net loss positions.

Note 13. Related Parties

Linda Marsh, who is a member of the Company’s Board of Directors, or the Board, is currently the Senior Executive Vice President of AHMC Healthcare Inc., or AHMC. The Company performs genetic testing and other testing services, on an arms-length basis for AHMC, and the Company recognized $95,000 in revenue from AHMC in the three months ended March 31, 2023. The revenue recognized for the three months ended March 31, 2024, was insignificant. As of March 31, 2024, and December 31, 2023, $11,000 and $13,000, respectively, was owed to the Company by AHMC, which is included in trade accounts receivable, net, in the accompanying Condensed Consolidated Balance Sheets, in connection with this relationship.

Ming Hsieh, the Chief Executive Officer and Chairperson of the Board, is on the board of directors and an approximately 20% owner of ANP, from which the Company entered into certain drug-related licensing and development service agreements. The Chief Executive Officer of Fulgent Pharma, Ray Yin, is the Founder, President and Chief Technology Officer of ANP. The Company incurred $651,000 and $959,000 related to the licensing and development services in the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, and December 31, 2023, $193,000 and zero, respectively, were owed to ANP by the Company in connection with these relationships. The Company also entered into an employee service agreement with ANP in April 2023 and recognized $77,000 and zero in revenue in the three months ended March 31, 2024 and 2023, respectively, and $56,000 and $29,000 was owed to the Company by ANP in connection with the employee service agreement as of March 31, 2024 and December 31, 2023, respectively.

Note 14. Goodwill and Acquisition-Related Intangibles

There was no change in the carrying amount in the three months ended March 31, 2024. Goodwill, net, as of March 31, 2024 and December 31, 2023 by reporting unit was as follows:

	March 31,	December 31,
	2024	2023
	(in thousands)
Goodwill:
Laboratory services	$—	$—
Therapeutic development	22,055	22,055
Total	$22,055	$22,055

The Company has identified its laboratory services business and its therapeutic development business as its two operating segments, and the Company determined that the two operating segments represented the two reporting units.

The Company tests for goodwill impairment at the reporting unit level on December 31st of each year and more frequently if events or circumstances indicate a potential impairment.

Laboratory Services

The Company recognized a full goodwill impairment loss for the goodwill of its laboratory services reporting unit as of December 31, 2023 due to a continued decline in its share price and market capitalization.

Therapeutic Development

Based upon the results of the quantitative assessments the Company performed as of December 31, 2023, the Company concluded that the fair values of the therapeutic development reporting unit and the IPR&D asset, at December 31, 2023, were greater than the carrying values and that there was no impairment. There have been no significant changes in the three months ended March 31, 2024.

There can be no assurance that the estimates and assumptions management made for the purposes of the goodwill or IPR&D impairment analysis will prove to be accurate predictions of future performance. It is possible that the conclusions regarding impairment or recoverability of goodwill or intangible assets could change in future periods. Management will continue to monitor the therapeutic development reporting unit. For all IPR&D projects, there are major risks and uncertainties associated with the timely and successful completion of development and commercialization of these product candidates, including the ability to confirm their efficacy based on data from clinical trials, the ability to obtain necessary regulatory approvals, and the ability to successfully complete these tasks within budgeted costs. The Company is not able to market a human therapeutic without obtaining regulatory approvals, and such approvals require completing clinical trials that demonstrate a product candidate is safe and effective. In addition, the availability and extent of coverage and reimbursement from third-party payors, including government healthcare programs and private insurance plans, impact the revenues a product can generate. Consequently, the eventual realized value, if any, of these acquired IPR&D projects may vary from their estimated fair values.

Summaries of intangible asset balances as of March 31, 2024 and December 31, 2023 were as follows:

		March 31,	December 31,
	Weighted-Average Amortization Period	2024	2023
		(in thousands)
Laboratory Services:
Royalty-free technology	10 Years	$5,124	$5,211
Less: accumulated amortization		(1,495)	(1,390)
Royalty-free technology, net		3,629	3,821

Customer Relationships	13 Years	83,101	83,119
Less: accumulated amortization		(14,204)	(12,586)
Customer relationships, net		68,897	70,533

Trade name	8 Years	3,790	3,790
Less: accumulated amortization		(1,030)	(906)
Trade name, net		2,760	2,884

In-place lease intangible assets	5 Years	360	360
Less: accumulated amortization		(134)	(116)
In-place lease intangible assets, net		226	244

Laboratory information system platform	5 Years	1,860	1,860
Less: accumulated amortization		(992)	(899)
Laboratory information system platform, net		868	961

Purchased patent	10 Years	28	28
Less: accumulated amortization		(9)	(8)
Purchased patent, net		19	20
Total		76,399	78,463

Therapeutic Development:
In-process research & development	n/a	64,590	64,590
Total		64,590	64,590
Total intangible assets, net		$140,989	$143,053

Acquisition-related intangibles included in the above tables are generally finite-lived and are carried at cost less accumulated amortization, except for IPR&D, which is related to the business combination of Fulgent Pharma in 2022 and has an indefinite life until research and development efforts are completed or abandoned. All other finite-lived acquisition-related intangibles related to the business combinations in 2022 and 2021 are amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized.

Amortization of intangible assets was $2.0 million in each of the three months ended March 31, 2024 and 2023.

Based on the carrying value of finite-lived intangible assets recorded as of March 31, 2024, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for intangible assets is expected to be as follows:

Amounts
(in thousands)
Year Ending December 31,
2024 (remaining 9 months)	$5,973
2025	7,963
2026	7,661
2027	7,201
2028	7,166
2029	6,909
Thereafter	33,526
Total	$76,399

Note 15. Stock Repurchase Program

In March 2022, the Board authorized a $250.0 million stock repurchase program. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions. The stock repurchase program has no expiration from the date of authorization. During the three months ended March 31, 2024, the Company repurchased 10,000 shares of its common stock at an aggregate cost of $225,000 under the stock repurchase program. During the three months ended March 31, 2023, the Company did not repurchase any shares of its common stock. As of March 31, 2024, a total of approximately $150.5 million remained available for future repurchases under the stock repurchase program.

Note 16. Retirement Plans

The Company offers a 401(k) retirement savings plan, or the 401(k) Plan, for its employees, including its executive officers, who satisfy certain eligibility requirements. The Internal Revenue Code of 1986, as amended, allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) Plan. The Company matches contributions to the 401(k) Plan based on the amount of salary deferral contributions the participant makes to the 401(k) Plan. The Company provides safe harbor match of the employee contribution to his or her 401(k) Plan account. Total Company matching contributions to the 401(k) Plan were $1.0 million for each of the three months ended March 31, 2024 and 2023.

Note 17. Subsequent Events

As of May 3, 2024, no subsequent events are being reported.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included in this report. Additionally, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the U.S. Securities and Exchange Commission, or SEC, in preparing this discussion and analysis, we presume that readers have access to and have read the discussion and analysis of our financial condition and results of operations included in our annual report on Form 10-K for our fiscal year ended December 31, 2023, filed with the SEC on February 28, 2024, or the 2023 Annual Report. As used in this discussion and analysis and elsewhere in this report, unless the context otherwise requires, the terms “Fulgent,” the “Company,” “we,” “us” and “our” refer to Fulgent Genetics, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are statements other than historical facts and relate to future events or circumstances or our future performance, and they are based on our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. The forward-looking statements in this discussion and analysis include statements about, among other things, our future financial and operating performance, our future cash flows and liquidity and our growth strategies, the development of our drug candidates, as well as anticipated trends in our business and industry. These forward-looking statements are subject to a number of risks and uncertainties, including, among others, those described under “Item 1A. Risk Factors” in Part I of the 2023 Annual Report. Moreover, we operate in a competitive and rapidly evolving industry and new risks emerge from time to time. It is not possible for us to predict all of the risks we may face, nor can we assess the impact of all factors on our business or the extent to which any factor or combination of factors could cause actual results to differ from our expectations. In light of these risks and uncertainties, the forward-looking events and circumstances described in this discussion and analysis may not occur, and actual results could differ materially and adversely from those described in or implied by any forward-looking statements we make. Although we have based our forward-looking statements on assumptions and expectations we believe are reasonable, we cannot guarantee future results, levels of activity, performance or achievements or other future events. As a result, forward-looking statements should not be relied on or viewed as predictions of future events, and this discussion and analysis should be read with the understanding that actual future results, levels of activity, performance and achievements may be materially different than our current expectations. The forward-looking statements in this discussion and analysis speak only as of the date of this report, and except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

Overview

We are a technology-based company with a well-established laboratory services business and a therapeutic development business. Our laboratory services business, to which we formerly referred to as our clinical diagnostic business, includes technical laboratory services and professional interpretation of laboratory results by licensed physicians. Our therapeutic development business is focused on developing drug candidates for treating a broad range of cancers using a novel nanoencapsulation and targeted therapy platform designed to improve the therapeutic window and pharmacokinetic profile, or PK profile, of new and existing cancer drugs.

Business Risks and Uncertainties and Other Factors Affecting Our Performance

Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Item 1A. Risk Factors” in Part I of the 2023 Annual Report. In addition, our performance in any period is affected by a number of other factors. See the description of some of the material factors affecting our performance in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2023 Annual Report.

Results of Operations

The table below summarizes the results of our continuing operations for each of the periods presented. For a financial overview relating to our results of operations, including general descriptions of the make-up of material line items of our statement of operations data, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2023 Annual Report.

	Three Months Ended
	March 31,		$	%
	2024	2023	Change	Change
	(dollars in thousands)
Statement of Operations Data:
Revenue	$64,485	$66,168	$(1,683)	(3%)
Cost of revenue	42,381	47,357	(4,976)	(11%)
Gross profit	22,104	18,811	3,293	18%
Operating expenses:
Research and development	11,434	9,782	1,652	17%
Selling and marketing	8,989	10,083	(1,094)	(11%)
General and administrative	21,489	21,802	(313)	(1%)
Amortization of intangible assets	1,990	1,968	22	1%
Total operating expenses	43,902	43,635	267	1%
Operating loss	(21,798)	(24,824)	3,026	12%
Interest and other income, net	7,625	3,775	3,850	102%
Loss before income taxes	(14,173)	(21,049)	6,876	33%
Benefit from income taxes	(327)	(5,200)	4,873	94%
Net loss from consolidated operations	(13,846)	(15,849)	2,003	13%
Net loss attributable to noncontrolling interests	384	509	(125)	(25%)
Net loss attributable to Fulgent	$(13,462)	$(15,340)	$1,878	12%

Revenue

	Three Months Ended March 31,		$	%
	2024	2023	Change	Change
	(dollars in thousands)
Revenue Data:
Precision diagnostics	$37,446	$27,905	$9,541	34%
Anatomic pathology	23,107	26,411	(3,304)	(13)%
BioPharma services	2,656	8,420	(5,764)	(68)%
COVID-19	1,276	3,432	(2,156)	(63)%
Total	$64,485	$66,168	$(1,683)	(3)%

Revenue decreased $1.7 million, or 3%, from $66.2 million in the three months ended March 31, 2023 to $64.5 million in the three months ended March 31, 2024. The decrease in revenue between periods was primarily due to decreased revenue from BioPharma services, anatomic pathology, and COVID-19 testing, and partially offset by an increase in our precision diagnostic testing services.

The decrease in BioPharma services was attributed to timing of BioPharma service projects. The decrease in anatomic pathology services was due to weather issues and changes in reimbursement rates in the three months ended March 31, 2024. The decrease in COVID-19 revenue was due to ceased COVID-19 testing operations at the end of March 2023. For the three months ended March 31, 2024, precision diagnostics accounted for 58% of our consolidated revenue and increased $9.5 million compared to the three months ended March 31, 2023. The increase in precision diagnostics revenue was due to a growth in our reproductive health services, including our expanded Beacon787 testing, which launched in late February 2023, and growth in our specialized oncology tests and testing services.

We believe the factors that will affect our ability to grow these revenue streams are 1) the average price point we offer and the reimbursement rate from third-party payors; 2) the concentration of our payor base; 3) the competitive advantage we have due to our broad and flexible test menu, detection rate, and turnaround times; and 4) growth in size of an addressable market. Estimated collection amounts from third-party payors are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs. Because our proprietary technology platform allows for rapid scaling of a broad, flexible testing menu, we can offer our customers more scalable and affordable testing. Going forward, we will strive to maintain this competitive advantage and emphasize this in our marketing efforts to grow our testing revenue.

Our customer base includes insurance, institutional, and individual payors. In some periods, our revenue is concentrated on a smaller number of customers. For the laboratory services business, aggregating customers that are under common control, one customer comprised $12.6 million or 20% of our revenue in the three months ended March 31, 2024. No customer contributed 10% or more of the Company’s revenue in the three months ended March 31, 2023. To reduce this revenue risk, we will focus on increasing the number of customers and thereby reducing the concentration.

Revenue from non-U.S. sources increased $2.5 million, or 62%, from $4.1 million in the three months ended March 31, 2023 to $6.6 million in the three months ended March 31, 2024. The increase in revenue from non-U.S. sources between periods were primarily due to increased sales of our traditional genetic testing services to customers in China through Fujian Fujun Gene Biotech Co., Ltd., or FF Gene Biotech.

Cost of Revenue

	Three Months Ended March 31,		$	%
	2024	2023	Change	Change
	(dollars in thousands)
Cost of revenue	$42,381	$47,357	$(4,976)	(11)%
Cost of revenue as a % of revenue	65.7%	71.6%

Our consolidated cost of revenue decreased $5.0 million, or 11%, from $47.4 million in the three months ended March 31, 2023 to $42.4 million in the three months ended March 31, 2024. The decrease was primarily due to decreases of $2.1 million consulting and outside labor costs, $921,000 in personnel costs including equity-based compensation, $615,000 in facility expenses, $591,000 in shipping and handling expenses, and $575,000 in reagents and supply expenses related to cessation of COVID-19 testing operations and closure of a laboratory.

Our consolidated cost of revenues as a percentage of revenue decreased from 71.6% to 65.7%. Our gross profit increased $3.3 million, from $18.8 million in the three months ended March 31, 2023 to $22.1 million in the three months ended March 31, 2024. Our gross profit as a percentage of revenue, or gross margin, increased from 28.4% to 34.3%. The changes were primarily due to product mix.

Research and Development

	Three Months Ended March 31,
	2024	2023	Change	Change
Research and development	(dollars in thousands)
Laboratory services	$7,321	$7,309	$12	0%
Therapeutic development	4,113	2,473	1,640	66%
	$11,434	$9,782	$1,652	17%

Research and development expenses for the laboratory services business were mainly for developing our technology and future testing and testing services. The expenses were flat for the three months ended March 31, 2024 and 2023.

Research and development expenses for the therapeutic development business were primarily related to the development of FID-007. The expenses increased $1.6 million, or 66%, from $2.5 million in the three months ended March 31, 2023 to $4.1 million in the three months ended March 31, 2024. The change was primarily due to increased expenses related to a drug study with our contract research organizations. We anticipate research and development expenditures for this segment to increase as we expect to begin enrollment for a phase 2 study of FID-007 in the second quarter of 2024.

Selling and Marketing

Our consolidated selling and marketing expenses decreased $1.1 million, or 11%, from $10.1 million in the three months ended March 31, 2023 to $9.0 million in the three months ended March 31, 2024. The decrease was primarily due to decreases of $607,000 in consulting and outside labor costs related to cessation of COVID-19 testing operations and $482,000 in facility expenses.

General and Administrative

Our consolidated general and administrative expenses decreased $313,000, or 1%, from $21.8 million in the three months ended March 31, 2023 to $21.5 million in the three months ended March 31, 2024 due to decreases of $2.4 million in provisions for credit losses and $881,000 in business insurance expense, partially offset by increases of $2.4 million in personnel costs including equity-based compensation expense and $708,000 in facility expenses.

Amortization of Intangible Assets

Amortization of intangible assets represents amortization expenses on the intangible assets arose from the business combinations in 2022 and 2021 and a patent purchased in 2021. Amortization expenses were $2.0 million for each of the three months ended March 31, 2024 and 2023.

Interest and Other Income, net

Interest and other income, net, is primarily comprised of interest income, net, which was $7.6 million and $3.8 million in the three months ended March 31, 2024 and 2023, respectively. This interest income, net, related to interest earned on various investments in marketable securities including realized gain or loss on sale of marketable securities, net of interest expenses incurred for our notes payable. The increase in interest income, net, was primarily due to increased interest rates on marketable securities relative to the prior comparative period.

Benefit from Income Taxes

Benefit from income taxes was $327,000 and $5.2 million for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate was 2% and 25% for the three months ended March 31, 2024 and 2023, respectively. The change in the effective tax rate compared to prior period is due to the valuation allowance in the current period that precludes us from recognizing the benefit from our net operating losses.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest represents net loss attributable to the minority shareholders from entities not wholly owned.

Liquidity and Capital Resources

Liquidity and Sources of Cash

We had $846.2 million and $847.7 million in cash, cash equivalents, and marketable securities as of March 31, 2024 and December 31, 2023, respectively. Our marketable securities primarily consist of U.S. government and U.S. agency debt securities, U.S. treasury bills, corporate bonds, municipal bonds, and Yankee debt securities as of March 31, 2024 and December 31, 2023.

Our primary uses of cash are to fund our operations, repurchase our stock, and to fund strategic acquisitions as we continue to invest in and seek to grow our business. Cash used to fund operating expenses is impacted by the timing of our expense payments, as reflected in the changes in our outstanding accounts payable and accrued expenses.

We believe our existing cash, cash equivalent, and short-term marketable securities will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Cash provided by operations has significantly contributed to our ability to meet our liquidity needs, including paying for capital expenditures; however, cash provided by our operations has in the past experienced fluctuations from period to period, which we expect may continue in the future. These fluctuations can occur because of a variety of factors, including, among others, factors relating to the demand for our tests, the amount and timing of sales, the prices we charge for our tests due to changes in product mix, customer mix, general price degradation for tests, or other factors, the rate and timing of our billing and collections cycles and the timing and amount of our commitments and other payments. Moreover, even if our liquidity expectations are correct, we may still seek to raise additional capital through securities offerings, credit facilities or other debt financings, asset sales or collaborations or licensing arrangements.

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

Cash Flows

The following table summarizes our cash flows for each of the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$7,266	$(7,907)
Net cash used in investing activities	$(47,186)	$(4,354)
Net cash used in financing activities	$(2,807)	$(1,101)

Operating Activities

During the three months ended March 31, 2024, our operations provided $7.3 million of cash, as compared to $7.9 million used in the three months ended March 31, 2023. The increase in cash provided from operating activities in the three months ended March 31, 2024, as compared with the corresponding period in 2023 was primarily due to the timing of cash receipts from customers and cash payments for operating expenses. We expect to incur more operating expenses and use more cash in operating activities in the coming year as a result of our planned and ongoing clinical trials for FID-007 and as we continue to invest resources to grow our laboratory services business.

Investing Activities

The cash provided by or used in investing activities are impacted by capital expenditures for operation needs and timing of payments, timing of maturities of marketable securities, and discretionary business combinations and other investment.

Cash used in investing activities in the three months ended March 31, 2024, was $47.2 million, which primarily related to $195.7 million on purchase of marketable securities and $4.1 million on purchases of fixed assets, partially offset by $95.5 million related to maturities of marketable securities and $56.9 million on proceeds from the sale of marketable securities.

Cash used in investing activities in the three months ended March 31, 2023, was $4.4 million, which primarily related to $143.9 million on purchase of marketable securities and $2.0 million on purchases of fixed assets, partially offset by $141.4 million related to maturities of marketable securities.

Financing Activities

Cash used in financing activities in the three months ended March 31, 2024, was $2.8 million, which primarily related to $1.7 million common stock withholding for employee tax obligations and $765,000 for repayment of notes payable.

Cash used in financing activities in the three months ended March 31, 2023, was $1.1 million, which primarily related to $869,000 common stock withholding for employee tax obligations.

We do not expect to use any credit facilities for the foreseeable future due to the strong cash position as of March 31, 2024.

Stock Repurchase Program

In March 2022, our Board of Directors authorized a $250.0 million stock repurchase program. The stock repurchase program has no expiration from the date of authorization. Under the stock repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions.

During the three months ended March 31, 2024, we repurchased 10,000 shares of our common stock under our stock repurchase program at an aggregate cost of $225,000 under the stock repurchase program. We did not repurchase any common stock under our stock repurchase program during the three months ended March 31, 2023. As of March 31, 2024, a total of approximately $150.5 million remained available for future repurchases of our common stock under our stock repurchase program.

Critical Accounting Policies and Use of Estimates

There have been no material changes to our critical accounting policies or estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the 2023 Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2023 Annual Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control (as required by Rule 13a-15(b) under the Exchange Act) over the financial reporting during the three months ended March 31, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business. As disclosed in Note 8, Debt, Commitments, and Contingencies, to the Condensed Consolidated Financial Statements, we are engaged in certain legal investigations, audits and voluntary disclosures processes, and the disclosure set forth in Note 8 relating to these certain legal matters is incorporated herein by reference.

The outcome of litigation is inherently uncertain, and there can be no assurances that favorable outcomes will be obtained.

Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, and reputational harm, among other factors.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the 2023 Annual Report.

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

Although the FDA has statutory authority to assure that medical devices and IVDs, potentially including our tests, are safe and effective for their intended uses, the FDA had historically exercised enforcement discretion and not enforced applicable provisions of the FDC Act and regulations with respect to LDTs, which are a particular type of medical device. We believe our tests are not currently subject to the FDA’s medical device regulations and the applicable FDC Act provisions due to their status as LDTs. However, in October 2023, the FDA issued a proposed rule aimed at regulating LDTs under the current medical device framework and proposing to phase out its existing enforcement discretion policy for this category of diagnostic tests. The agency’s final rule was released to the public on April 29, 2024 and will be officially published in the Federal Register on May 6, 2024, with an effective date of July 5, 2024.

The agency’s final rule provides that the LDT enforcement policy phase-out process will occur in gradual stages over a total period of four years, with pre-market approval applications for high-risk tests to be submitted by the 3.5-year mark. Moderate-risk and low-risks tests are expected to be in compliance at the 4-year mark, although FDA has stated that if premarket submissions are pending review it will continue to exercise enforcement discretion with respect to those tests. . Litigation challenging the agency’s authority to take adopt this final rule is highly likely, although the outcome of such litigation is uncertain. Litigation challenging the final rule may also have an impact on FDA’s plans to implement these new LDT requirements, making the potential implementation timeline somewhat uncertain. Affected stakeholders continue to press for a comprehensive legislative solution to create a harmonized paradigm for oversight of LDTs by both the FDA and CMS, instead of implementation of the FDA’s final rule, which may be disruptive to the industry and to patient access to certain diagnostic tests.

Separately, members of Congress have been working with stakeholders for several years on a possible bill to reform the regulation of in vitro clinical tests including LDTs. For example, as drafted and re-introduced for consideration by the current Congress, the Verifying Accurate, Leading-edge IVCT Development Act, or the VALID Act, has been garnering bipartisan and bicameral support. The VALID Act would codify into law the term “in vitro clinical test” to create a new medical product category separate from medical devices that includes products currently regulated as IVDs, as well as LDTs. The VALID Act would also create a new system for labs and hospitals to use to submit their tests electronically to the FDA for approval, which is aimed at reducing the amount of time it takes for the agency to approve such tests, and establish a new program to expedite the development of diagnostic tests that can be used to address a current unmet need for patients. Most recently, on March 21, 2024, the House Energy and Commerce held a subcommittee hearing titled “Evaluating Approaches to Diagnostic Test Regulation and the Impact of the FDA’s

Proposed Rule.” The private witnesses testifying at the hearing expressed broad support for the bipartisan VALID Act instead of the FDA’s plan to use its medical device authorities to regulate LDTs.

It is unclear whether Congress will take action, through the VALID Act or otherwise, to supersede FDA’s recent final rule with comprehensive diagnostic reform legislation, or whether such legislation would be signed into law by President Biden. In addition, at this time it is unclear what testing and data may be required to support any required FDA clearance or approval of our tests, should the final rule be fully implemented as envisioned by FDA and HHS.

If FDA implements the LDT final rule or Congress enacts comprehensive legislation to regulate in vitro diagnostics, or if the FDA disagrees with our assessment that our tests meet the criteria to be marketed LDTs, we could, for the first time, be subject to enforcement of a variety of regulatory requirements, including registration and listing, medical device reporting and quality control, and we could be required to obtain premarket clearance or approval for our existing tests and any new tests we may develop, which may force us to cease marketing our tests until we obtain the required clearance or approval. The premarket review process can be lengthy, expensive, time-consuming and unpredictable. Further, obtaining premarket clearance may involve, among other things, successfully completing clinical trials. Clinical trials require significant time and cash resources and are subject to a high degree of risk, including risks of experiencing delays, failing to complete the trial or obtaining unexpected or negative results. If we are required to obtain premarket clearance or approval and/or conduct premarket clinical trials, our development costs could significantly increase, our introduction of any new tests we may develop may be delayed and sales of our existing tests could be interrupted or stopped. Any of these outcomes could reduce our revenue or increase our costs and materially adversely affect our business, prospects, results of operations or financial condition. Moreover, any cleared or approved labeling claims may not be consistent with our current claims or adequate to support continued adoption of and reimbursement for our tests. For instance, if we are required by the FDA to label our tests as investigational, or if labeling claims the FDA allows us to make are limited, order levels may decline and reimbursement may be adversely affected. As a result, we could experience significantly increased development costs and a delay in generating additional revenue from our existing tests or from tests we may develop.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

To date, we have used $146.7 million of the net proceeds from sales of our common stock, of which, $4.5 million was used for contributions to FF Gene Biotech prior to the FF Gene Biotech Acquisition, $126.4 million was used to fund the Company’s operations and a business combination, and $15.8 million was used to pay off the investment margin loan. All other net proceeds from sales of our common stock are invested in investment-grade and interest-bearing securities, such as U.S. government and U.S. agency debt securities, corporate bonds, and municipal bonds. There has been no material change in the planned use of proceeds from the sales of our common stock from that described in the Prospectus.

Information on Share Repurchases

The number of shares of common stock repurchased by the Company under the stock repurchase program and the average price paid per share are as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs
May 2022 (5/1/2022 - 5/31/2022)	30,000	$49.56	30,000	$248,515,000
June 2022 (6/1/2022 - 6/30/2022)	185,000	$48.97	185,000	$239,429,000
August 2022 (8/1/2022 - 8/31/2022)	247,000	$47.68	247,000	$227,657,000
September 2022 (9/1/2022 - 9/30/2022)	533,000	$43.04	533,000	$204,752,000
October 2022 (10/1/2022 - 10/31/2022)	244,000	$37.33	244,000	$195,661,000
November 2022 (11/1/2022 - 11/30/2022)	234,000	$35.83	234,000	$187,276,000
December 2022 (12/1/2022 - 12/31/2022)	337,000	$34.32	337,000	$175,718,000
September 2023 (9/1/2023-9/30/2023)	80,000	$27.65	80,000	$173,522,000
October 2023 (10/1/2023-10/31/2023)	533,000	$25.65	533,000	$159,864,000
November 2023 (11/1/2023-11/30/2023)	222,000	$26.95	222,000	$153,875,000
December 2023 (12/1/2023-12/31/2023)	118,000	$27.01	118,000	$150,686,000
March 2024 (3/1/2024-3/31/2024)	10,000	$22.02	10,000	$150,461,000
Total	2,773,000		2,773,000

(1) Includes commissions for the shares repurchased under the stock repurchase program.

Item 5. Other Information

Rule 10b5-1 trading arrangements

During the three months ended March 31, 2024, none of our directors or officers adopted or terminated “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

The information required by this Item 6 is set forth on the Exhibit Index that immediately precedes the signature page to this report and is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed with this Form 10-Q	Form	Form No.	Date Filed

3.1	Certificate of Incorporation of the registrant, dated May 13, 2016.		10-Q	001-37894	8/14/2017

3.1.1	Certificate of Amendment to Certificate of Incorporation of the registrant, dated August 2, 2016.		10-Q	001-37894	8/14/2017

3.1.2	Certificate of Amendment to Certificate of Incorporation of the registrant, dated May 17, 2017.		10-Q	001-37894	8/14/2017

3.2	Amended and Restated Bylaws of the registrant.		10-Q	001-37894	8/4/2023

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULGENT GENETICS, INC.

Date: May 3, 2024	By:	/s/ Ming Hsieh
Ming Hsieh
Chief Executive Officer (principal executive officer)

Date: May 3, 2024	By:	/s/ Paul Kim
Paul Kim
Chief Financial Officer (principal financial and accounting officer)