Form 10-Q
period 2024-06-30
Fulgent Genetics, Inc.
filed 2024-08-02
CIK 1674930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 30, 2024, there were 30,296,682 outstanding shares of the registrant’s common stock.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FULGENT GENETICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value data)

(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$65,111	$97,473
Marketable securities	246,595	326,681
Trade accounts receivable, net of allowance for credit losses of $25,307 as of June 30, 2024, and $25,226 as of December 31, 2023	56,573	51,132
Other current assets	30,825	32,559
Total current assets	399,104	507,845
Marketable securities, long-term	526,163	423,571
Intangible assets, net	138,973	143,053
Fixed assets, net	93,368	83,464
Goodwill, net	22,055	22,055
Redeemable preferred stock investment	20,438	20,438
Other long-term assets	32,138	34,902
Total assets	$1,232,239	$1,235,328
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,873	$15,360
Accrued liabilities	26,425	30,737
Customer deposit	26,297	22,700
Contract liabilities	2,744	2,874
Notes payable, current portion	412	1,183
Other current liabilities	—	164
Total current liabilities	75,751	73,018
Deferred tax liabilities	6,948	7,962
Unrecognized tax benefits	6,295	5,978
Other long-term liabilities	14,397	15,084
Total liabilities	103,391	102,042
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value per share, 50,000 shares authorized, 33,036 shares issued and 30,262 shares outstanding as of June 30, 2024, and 32,416 shares issued and 29,653 shares outstanding as of December 31, 2023	3	3
Preferred stock, $0.0001 par value per share, 1,000 shares authorized, no shares issued or outstanding, as of June 30, 2024, and December 31, 2023	—	—
Additional paid-in capital	522,420	501,718
Accumulated other comprehensive (loss) income	(877)	1,205
Retained earnings	611,003	633,175
Total Fulgent stockholders’ equity	1,132,549	1,136,101
Noncontrolling interest	(3,701)	(2,815)
Total stockholders’ equity	1,128,848	1,133,286
Total liabilities and stockholders’ equity	$1,232,239	$1,235,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$71,028	$67,853	$135,513	$134,021
Cost of revenue	44,537	47,281	86,918	94,638
Gross profit	26,491	20,572	48,595	39,383
Operating expenses:
Research and development	13,486	9,692	24,920	19,474
Selling and marketing	8,595	10,723	17,584	20,806
General and administrative	21,326	17,993	42,815	39,795
Amortization of intangible assets	1,990	1,962	3,980	3,930
Total operating expenses	45,397	40,370	89,299	84,005
Operating loss	(18,906)	(19,798)	(40,704)	(44,622)
Interest and other income, net	7,692	5,098	15,317	8,873
Loss before income taxes	(11,214)	(14,700)	(25,387)	(35,749)
Benefit from income taxes	(2,124)	(3,110)	(2,451)	(8,310)
Net loss from consolidated operations	(9,090)	(11,590)	(22,936)	(27,439)
Net loss attributable to noncontrolling interests	380	361	764	870
Net loss attributable to Fulgent	$(8,710)	$(11,229)	$(22,172)	$(26,569)

Net loss per common share attributable to Fulgent
Basic	$(0.29)	$(0.38)	$(0.74)	$(0.90)
Diluted	$(0.29)	$(0.38)	$(0.74)	$(0.90)
Weighted-average common shares:
Basic	30,098	29,813	29,933	29,675
Diluted	30,098	29,813	29,933	29,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss from consolidated operations	$(9,090)	$(11,590)	$(22,936)	$(27,439)
Other comprehensive income (loss):
Foreign currency translation loss	(111)	(1,965)	(444)	(1,797)
Net gain (loss) on available-for-sale debt securities, net of tax	312	(2,132)	(1,760)	3,197
Comprehensive loss from consolidated operations	(8,889)	(15,687)	(25,140)	(26,039)
Net loss attributable to noncontrolling interest	380	361	764	870
Foreign currency translation loss (gain) attributable to noncontrolling interest	24	547	122	(1,243)
Comprehensive loss (income) attributable to noncontrolling interest	404	908	886	(373)
Comprehensive loss attributable to Fulgent	$(8,485)	$(14,779)	$(24,254)	$(26,412)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Fulgent Stockholders’ Equity
	Shares (1)	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Fulgent Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2023	29,653	$3	$501,718	$1,205	$633,175	$1,136,101	$(2,815)	$1,133,286
Equity-based compensation	—	—	11,518	—	—	11,518	—	11,518
Exercise of common stock options	1	—	—	—	—	—	—	—
Restricted stock awards	315	—	—	—	—	—	—	—
Common stock withholding for employee tax obligations	(69)	—	(1,682)	—	—	(1,682)	—	(1,682)
Repurchase of common stock	(10)	—	(225)			(225)		(225)
Other comprehensive loss, net	—	—	—	(2,307)	—	(2,307)	(98)	(2,405)
Net loss	—	—	—	—	(13,462)	(13,462)	(384)	(13,846)
Balance at March 31, 2024	29,890	$3	$511,329	$(1,102)	$619,713	$1,129,943	$(3,297)	$1,126,646
Equity-based compensation	—	—	11,635	—	—	11,635	—	11,635
Restricted stock awards	212	—	—	—	—	—	—	—
Common stock withholding for employee tax obligations	(26)	—	(544)	—	—	(544)	—	(544)
Repurchase of common stock	—	—	—	—	—	—	—	—
Common stock issued in a business combination (1)	186	—	—	—	—	—	—	—
Other comprehensive income (loss), net	—	—	—	225	—	225	(24)	201
Net loss	—	—	—	—	(8,710)	(8,710)	(380)	(9,090)
Balance at June 30, 2024	30,262	$3	$522,420	$(877)	$611,003	$1,132,549	$(3,701)	$1,128,848

(1) 185,503 shares of the Company's common stock were issued in May 2024 by the Company upon expiration of hold back provisions in connection with the business combination of Fulgent Pharma Holdings, Inc., or Fulgent Pharma, in 2022.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Fulgent Stockholders’ Equity
	Shares (1)	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Fulgent Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2022	29,438	$3	$486,585	$(20,903)	$801,000	$1,266,685	$3,190	$1,269,875
Equity-based compensation	—	—	10,265	—	—	10,265	—	10,265
Restricted stock awards	280	—	—	—	—	—	—	—
Common stock withholding for employee tax obligations	(26)	—	(869)	—	—	(869)	—	(869)
Other comprehensive income, net	—	—	—	3,707	—	3,707	1,790	5,497
Net loss	—	—	—	—	(15,340)	(15,340)	(509)	(15,849)
Balance at March 31, 2023	29,692	$3	$495,981	$(17,196)	$785,660	$1,264,448	$4,471	$1,268,919
Equity-based compensation	—	—	10,323	—	—	10,323	—	10,323
Exercise of common stock options	8	—	3	—	—	3	—	3
Restricted stock awards	225	—	—	—	—	—	—	—
Common stock withholding for employee tax obligations	(8)	—	(232)	—	—	(232)	—	(232)
Other comprehensive loss, net	—	—	—	(3,550)	—	(3,550)	(547)	(4,097)
Net loss	—	—	—	—	(11,229)	(11,229)	(361)	(11,590)
Balance at June 30, 2023	29,917	$3	$506,075	$(20,746)	$774,431	$1,259,763	$3,563	$1,263,326

(1) As of June 30, 2023, 371,006 shares of the Company's common stock were not issued and were held back by the Company as partial security for the indemnification obligations in connection with the business combination of Fulgent Pharma, in 2022. 185,503 shares of the Company’s common stock were issued upon expiration of these hold back provisions in November 2023, and 185,503 shares were issued upon expiration of these hold back provisions in May 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flow from operating activities:
Net loss from consolidated operations	$(22,936)	$(27,439)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity-based compensation	23,153	20,588
Depreciation and amortization	12,816	13,191
Adjustment for credit losses	(4,157)	(1,984)
Noncash lease expense	2,679	3,268
Loss on disposal of fixed asset	172	11
Amortization of discount of marketable securities	(2,670)	(1,192)
Deferred taxes	(1,014)	(8,418)
Unrecognized tax benefits	317	—
Net realized loss on marketable securities	871	—
Other	(5)	20
Changes in operating assets and liabilities:
Trade accounts receivable	(1,393)	19,658
Other current and long-term assets	4,097	(3,764)
Accounts payable	1,596	(4,447)
Contract liabilities	(130)	(598)
Customer deposits	3,604	3,599
Accrued liabilities and other liabilities	(2,762)	(7,519)
Operating lease liabilities	(2,687)	(3,144)
Net cash provided by operating activities	11,551	1,830
Cash flow from investing activities:
Purchase of marketable securities	(258,829)	(250,537)
Purchases of fixed assets	(17,000)	(14,178)
Maturities of marketable securities	160,073	258,847
Proceeds from sale of marketable securities	75,599	—
Proceeds from sale of fixed assets	275	418
Net cash used in investing activities	(39,882)	(5,450)
Cash flow from financing activities:
Common stock withholding for employee tax obligations	(2,226)	(1,101)
Repayment of notes payable	(1,229)	(799)
Principal paid for finance lease	(273)	(463)
Repurchase of common stock	(225)	—
Repayment of investment margin loan	—	(15,000)
Proceeds from exercise of stock options	—	3
Net cash used in financing activities	(3,953)	(17,360)
Effect of exchange rate changes on cash and cash equivalents	(78)	(178)
Net decrease in cash and cash equivalents	(32,362)	(21,158)
Cash and cash equivalents at beginning of period	97,473	79,506
Cash and cash equivalents at end of period	$65,111	$58,348
Supplemental disclosures of cash flow information:
Income taxes paid	$1,903	$2,636
Interest Paid	$452	$919
Supplemental disclosures of non-cash investing and financing activities:
Purchases of fixed assets in accounts payable	$4,783	$3,725
Operating lease right-of-use assets obtained in exchange for lease liabilities	$1,146	$2,661
Operating lease right-of-use assets reduced due to lease modification and termination	$57	$—
Finance lease right-of-use assets reduced due to lease modification and termination	$—	$696

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

Trade Accounts Receivable and Allowance for Credit Losses

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains an allowance for credit losses for expected uncollectible trade accounts receivable, which is recorded as an offset to trade accounts receivable, and changes in allowance for credit losses are classified as a general and administrative expense in the accompanying Condensed Consolidated Statements of Operations. The Company assesses collectability by reviewing trade accounts receivable on a collective basis where similar risk characteristics exist and on an individual basis when it identifies specific customers that have deterioration in credit quality such that they may no longer share similar risk characteristics with the other receivables. In determining the amount of the allowance for credit losses, the Company uses a loss rate model or probability-of-default and loss given default model. Following the loss rate method, expected credit losses are determined based on an estimated historical loss rate. The probability of default method allows the ability to define a point of default and measure credit losses for receivables that have reached the point of default for purposes of calculating the allowance for credit losses. Loss given default represents the likelihood that a receivable that has reached the point of default will not be collected in full. The Company updates its credit loss rate and factors annually to incorporate the most recent historical data and adjusts the quantitative portion of the reserve through its qualitative reserve overlay. The Company looks at qualitative factors such as general economic conditions in determining expected credit losses.

The roll-forward for the allowance for credit losses for the six months ended June 30, 2024, dollars in thousands, is as follows:

Allowance for credit losses at beginning of year	$25,226
Current period gain	(4,157)
Write-downs	(2,855)
Recoveries of amounts previously charged off	7,093
Allowance for credit losses as of June 30, 2024	$25,307

Redeemable Preferred Stock Investment

The redeemable preferred stock investment of $20.4 million as of June 30, 2024 represents the fair value of redeemable preferred stock of a private company that the Company purchased in July 2021. The investment is classified as available-for-sale debt securities. The fair value of available-for-sale debt security is included in the Condensed Consolidated Balance Sheets. Since the Company intends on holding the preferred stock, and the preferred stock is not redeemable until July 2027, the investment is recorded as a long-term investment, and unrealized gain (loss) is excluded from earnings and reported in other comprehensive income (loss). The unrealized gain (loss) is insignificant in each of the three and six months ended June 30, 2024, and $(0.1) million and $0.5 million in the three and six months ended June 30, 2023, respectively.

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

Concentrations of Credit Risk, Customers, and Suppliers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, trade accounts receivable, and marketable securities, which consist of debt securities and equity securities. As of June 30, 2024, substantially all of the Company’s cash and cash equivalents were deposited in accounts at financial institutions, and amounts may exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial strength of the depository institutions in which its cash and cash equivalents are held.

In certain periods, a small number of customers has accounted for a significant portion of the Company’s revenue. For the laboratory services business, aggregating customers under common control, one customer comprised of $16.9 million or 24% of total revenue in the three months ended June 30, 2024 and $29.6 million or 22% of the Company's revenue in the six months ended June 30, 2024. The same customer contributed $9.1 million or 13% of the Company's revenue in the three months ended June 30, 2023. No customer contributed more than 10% of the Company's revenue in the six months ended June 30, 2023. One customer comprised 19% of total accounts receivable, net, as of June 30, 2024, and 13% of total accounts receivable, net, as of December 31, 2023. For the therapeutic development business, as of June 30, 2024 and December 31, 2023, there is no concentration risk, as there are no customers or revenue, as it does not have any commercialized or approved product candidates.

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

Equity Method Investments

The Company uses the equity method to account for investments in entities that it does not control but in which it has the ability to exercise significant influence over operating and financial policies. The Company's 25% interest in Boston Molecules, Inc. is accounted for using the equity method but the investment was reduced to zero in 2020 due to full impairment. The Company has not recorded any additional losses.

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

Foreign Currency Translation and Foreign Currency Transactions

The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Loss from these translations is recognized in foreign currency translation loss included in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).

The Company and its subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, whereas reagents and supplies, property and nonmonetary assets and liabilities are measured at historical rates. Gain or loss from these remeasurements was not significant for the three and six months ended June 30, 2024 and 2023.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of net unrealized gain (loss) on available-for-sale debt securities, net of tax, and foreign currency translation adjustments from the Company's subsidiaries not using the U.S. dollar as their functional currency. Reclassification from other comprehensive income (loss) to net loss was $0.3 million and $0.9 million in the three and six months ended June 30, 2024, respectively, and there were no reclassifications from other comprehensive income (loss) to net loss in the three and six months ended June 30, 2023. The tax effect related to net unrealized losses on available-for-sale debt securities was zero in the three and six months ended June 30, 2024 due to the valuation allowance in the current period that precludes the Company from recognizing the deferred tax benefit. The tax effects related to net unrealized gain (loss) on available-for-sale debt securities were $(0.8) million and $1.2 million in the three and six months ended June 30, 2023, respectively.

Disaggregation of Revenue

The Company classifies its customers into three payor types: (i) Insurance, (ii) Institutions, including hospitals, medical institutions, other laboratories, governmental bodies, municipalities, and large corporations, or (iii) Patients who pay directly. The Company believes these classifications best depict how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. The following table summarizes revenue from contracts with customers by payor type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Revenue by payor
Institutional	$38,950	$34,082	$72,554	$65,074
Insurance	31,100	33,061	61,143	67,612
Patient	978	710	1,816	1,335
Total revenue	$71,028	$67,853	$135,513	$134,021

During three and six months ended June 30, 2024, the Company experienced a change in estimate related to variable consideration. $0.6 million and $1.8 million variable consideration were recognized in the three and six months ended June 30, 2024, respectively, that related to COVID-19 tests completed in the prior periods due to the recent collection efforts, which was included as revenue from insurance in the table above. The Company estimates variable consideration using the expected value method. Any changes in variable consideration estimates that affect transactions are accounted for on a cumulative catch-up basis. There was no material variable consideration recognized in the three and six months ended June 30, 2023.

Contract Balances

Receivables from contracts with customers - Receivables from contracts with customers are included within trade accounts receivable on the Condensed Consolidated Balance Sheets. Net receivable from Insurance and Institutional customers represented 44% and 56%, respectively, as of June 30, 2024, and 39% and 61%, respectively, as of December 31, 2023.

Contracts assets and liabilities - Contract assets from contracts with customers associated with contract execution and certain costs to fulfill a contract are included in other current assets in the accompanying Condensed Consolidated Balance Sheets. The Company did not have any contract assets as of June 30, 2024 and December 31, 2023. Contract liabilities are recorded when the Company receives payment prior to completing its obligation to transfer goods or services to a customer. Contract liabilities are included in the current liabilities in Condensed Consolidated Balance Sheets. Revenues of $0.4 million and $1.2 million were recognized for the three and six months ended June 30, 2024, respectively, and $0.1 million and $1.7 million were recognized for the three and six months ended June 30, 2023, respectively, related to contract liabilities at the beginning of the respective periods.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segments. This update improves reportable segment disclosure requirements and requires enhanced disclosures related to significant segment expenses regularly provided to the CODM, the amount for other segment items with descriptions of the composition, segment profit or loss, and clarification on if the CODM uses more than one measurement of a segment's profit or loss in assessing segment performance and deciding how to allocate resources. Amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impacts of this amendment on the consolidated financial statements and related disclosure.

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

Note 3. Equity and Debt Securities

The Company’s equity and debt securities consisted of the following:

	June 30, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Equity securities:
Long-term
Preferred stock of privately held company	$15,000	$—	$—	$15,000
Total equity securities	15,000	—	—	15,000
Available-for-sale debt securities
Short-term
U.S. government debt securities	98,931	2	(588)	98,345
U.S. agency debt securities	77,972	—	(674)	77,298
U.S. treasury bills	51,651	—	(5)	51,646
Corporate debt securities	13,325	—	(188)	13,137
Money market accounts	55,067	—	—	55,067
Municipal bonds	6,189	—	(20)	6,169
Less: Cash equivalents	(55,067)	—	—	(55,067)
Total debt securities due within 1 year	248,068	2	(1,475)	246,595
After 1 year through 5 years
U.S. government debt securities	348,055	147	(2,784)	345,418
U.S. agency debt securities	142,196	—	(1,511)	140,685
Corporate debt securities	36,518	—	(560)	35,958
Municipal bonds	2,888	2	(14)	2,876
Yankee debt securities	501	—	(37)	464
Redeemable preferred stock investment	20,000	438	—	20,438
Total debt securities due after 1 year through 5 years	550,158	587	(4,906)	545,839
After 5 years through 10 years
Municipal bonds	765	1	(4)	762
Total debt securities due after 5 years through 10 years	765	1	(4)	762
Total available-for-sale debt securities	798,991	590	(6,385)	793,196
Total equity and debt securities	$813,991	$590	$(6,385)	$808,196

	December 31, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Equity securities:
Long-term
Preferred stock of privately held company	$15,000	$—	$—	$15,000
Total equity securities	15,000	—	—	15,000
Available-for-sale debt securities
Short-term
U.S. government debt securities	119,739	8	(1,765)	117,982
U.S. agency debt securities	72,310	—	(1,414)	70,896
U.S. treasury bills	69,214	36	—	69,250
Corporate debt securities	63,810	—	(792)	63,018
Money market accounts	38,291	—	—	38,291
Municipal bonds	5,557	1	(23)	5,535
Less: Cash equivalents	(38,291)	—	—	(38,291)
Total debt securities due within 1 year	330,630	45	(3,994)	326,681
After 1 year through 5 years
U.S. government debt securities	247,104	1,262	(578)	247,788
U.S. agency debt securities	156,150	161	(490)	155,821
Corporate debt securities	12,885	—	(765)	12,120
Municipal bonds	6,337	2	(48)	6,291
Yankee debt securities	752	—	(60)	692
Redeemable preferred stock investment	20,000	438	—	20,438
Total debt securities due after 1 year through 5 years	443,228	1,863	(1,941)	443,150
After 5 years through 10 years
Municipal bonds	868	1	(10)	859
Total debt securities due after 5 years through 10 years	868	1	(10)	859
Total available-for-sale debt securities	774,726	1,909	(5,945)	770,690
Total equity and debt securities	$789,726	$1,909	$(5,945)	$785,690

Gross unrealized losses on the Company’s equity and debt securities were $6.4 million and $5.9 million as of June 30, 2024 and December 31, 2023, respectively. Proceeds from sale of available-for-sale securities were $18.7 million and $75.6 million for the three and six months ended June 30, 2024, respectively. Gross realized losses on the Company's available-for-sale securities were $0.3 million and $0.9 million for the three and six months ended June 30, 2024, respectively, and the gross realized income was insignificant for the three and six months ended June 30, 2024. There was no sale of available-for-sale securities or realized gain or loss for each of the three and six months ended June 30, 2023. The cost of any marketable securities sold is based on the specific-identification method. The Company did not recognize any credit losses for its available-for-sale debt securities during each of the three and six months ended June 30, 2024 and 2023.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the above three-tier fair value hierarchy:

	June 30, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Equity securities, debt securities and cash equivalents:
U.S. government debt securities	$443,763	$—	$443,763	$—
U.S. agency debt securities	217,983	—	217,983	—
Money market accounts	55,067	55,067	—	—
U.S. treasury bills	51,646	51,646	—	—
Corporate debt securities	49,095	—	49,095	—
Redeemable preferred stock investment	20,438	—	—	20,438
Preferred stock of privately held company	15,000	—	—	15,000
Municipal bonds	9,807	—	9,807	—
Yankee debt securities	464	—	464	—
Total equity securities, debt securities and cash equivalents	$863,263	$106,713	$721,112	$35,438

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Equity securities, debt securities and cash equivalents:
U.S. government debt securities	$365,770	$—	$365,770	$—
U.S. agency debt securities	226,717	—	226,717	—
Corporate debt securities	75,138	—	75,138	—
U.S. treasury bills	69,250	69,250	—	—
Money market accounts	38,291	38,291	—	—
Redeemable preferred stock investment	20,438	—	—	20,438
Preferred stock of privately held company	15,000	—	—	15,000
Municipal bonds	12,685	—	12,685	—
Yankee debt securities	692	—	692	—
Total equity securities, debt securities and cash equivalents	$823,981	$107,541	$681,002	$35,438

The Company’s Level 1 assets include U.S. treasury bills and money market instruments and are valued based upon observable market prices. Level 2 assets consist of U.S. government and U.S. agency debt securities, municipal bonds, corporate debt securities and Yankee debt securities. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. As of June 30, 2024, the Company had preferred stock of a privately held company, which was included in other long-term assets in the accompanying Condensed Consolidated Balance Sheets, and redeemable preferred stock of a private company that were measured using unobservable (Level 3) inputs. The fair value of redeemable preferred stock as of June 30, 2024 and December 31, 2023 was based on valuation performed by a third-party valuation company utilizing the guideline public company method under market approach and the discounted cash flow method under income approach. For the value of the investment in private equity securities, the Company elected to measure it at cost minus impairment, as the preferred stock of the privately held company did not have a readily determinable fair value, and no impairment loss was recorded as of June 30, 2024.

There were no transfers between fair value measurement levels during the three and six months ended June 30, 2024 and 2023.

Note 5. Fixed Assets

Major classes of fixed assets consisted of the following:

	Useful Lives	June 30, 2024	December 31, 2023
		(in thousands)
Medical lab equipment	5 months to 12 Years	$54,152	$56,025
Building improvements	6 months to 39 Years	16,383	7,748
Building	39 Years	15,923	9,781
Computer software	1 to 5 Years	8,039	7,982
Computer hardware	1 to 5 Years	6,882	6,805
Aircraft	7 Years	6,400	6,400
Leasehold improvements	Shorter of lease term or estimated useful life	5,556	11,222
Furniture and fixtures	1 to 5 Years	3,491	3,860
Land improvements	5 to 15 Years	904	904
Automobile	3 to 7 Years	450	445
General equipment	3 to 5 Years	108	115
Land		12,675	8,800
Assets not yet placed in service		7,842	15,010
Total		138,805	135,097
Less: Accumulated depreciation		(45,437)	(51,633)
Fixed assets, net		$93,368	$83,464

Depreciation expenses on fixed assets totaled $4.0 million and $8.6 million for the three and six months ended June 30, 2024, respectively, and $4.1 million and $8.8 million for the three and six months ended June 30, 2023, respectively.

Note 6. Other Significant Balance Sheet Accounts

Other current assets consisted of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Prepaid income taxes	$9,363	$12,675
Prepaid expenses	7,294	7,744
Reagents and supplies	7,026	5,827
Marketable securities interest receivable	5,917	4,994
Other receivable	1,225	1,319
Total	$30,825	$32,559

Accrued liabilities consisted of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Accrued legal liabilities	$7,026	$7,026
Payroll liabilities	6,024	5,741
Vacation accrual	4,134	3,543
Other accrued liabilities	3,738	4,215
Accrued bonus and commission	3,215	6,255
Operating lease liabilities - short term	2,288	3,957
Total	$26,425	$30,737

Accrued legal liabilities as of June 30, 2024, and December 31, 2023, included $6.9 million in connection with the Company's voluntary disclosure process as described in Note 8, Debt, Commitments, and Contingencies. Other accrued liabilities included short-term finance lease liabilities, health insurance liabilities, and third-party billing services.

Other long-term liabilities consisted of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Operating lease liabilities, long term	$7,155	$7,147
Other long-term liabilities	4,749	4,973
Notes payable, long term	2,493	2,964
Total	$14,397	$15,084

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

There is no inter-segment allocation of interest expense and income taxes. There is no inter-segment revenue and operating income or loss. Information regarding the Company’s operations and assets for its reportable segments as well as geographic information are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Revenue:
Laboratory services:
Precision diagnostics	$43,144	$31,935	$80,590	$59,840
Anatomic pathology	23,431	27,390	46,538	53,801
BioPharma services	3,612	7,771	6,268	16,191
COVID-19	841	757	2,117	4,189
Total laboratory services	71,028	67,853	135,513	134,021
Therapeutic development	—	—	—	—
Total	$71,028	$67,853	$135,513	$134,021

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Loss before income taxes:
Operating loss
Laboratory services	$(11,823)	$(16,282)	$(28,577)	$(37,885)
Therapeutic development	(7,083)	(3,516)	(12,127)	(6,737)
Total operating loss	(18,906)	(19,798)	(40,704)	(44,622)
Interest and other income, net	7,692	5,098	15,317	8,873
Loss before income taxes	$(11,214)	$(14,700)	$(25,387)	$(35,749)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Depreciation and amortization:
Laboratory services	$5,979	$6,146	$12,468	$12,866
Therapeutic development	174	166	348	325
Total	$6,153	$6,312	$12,816	$13,191

	June 30, 2024	December 31, 2023
	(in thousands)
Assets:
Laboratory services	$1,143,531	$1,146,192
Therapeutic development	88,708	89,136
Total	$1,232,239	$1,235,328

Geographic distribution of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Revenue:
United States	$64,194	$63,051	$122,044	$125,113
Foreign
China	2,477	2,694	6,581	4,782
Other countries	4,357	2,108	6,888	4,126
Total foreign	6,834	4,802	13,469	8,908
Total	$71,028	$67,853	$135,513	$134,021

Geographic distribution of property, plant and equipment, net:

	June 30, 2024	December 31, 2023
	(in thousands)
Fixed assets:
United States	$88,715	$77,938
Foreign	4,653	5,526
Total	$93,368	$83,464

Note 8. Debt, Commitments, and Contingencies

Debt

Notes payable as of June 30, 2024 consisted of $2.9 million of notes payable related to an installment sale contract the Company entered in February 2022 for a building. The notes payable related to the installment sale are due in February 2030, and carry an interest rate of 1.08%. The current portion and noncurrent portion are $0.4 million and $2.5 million, respectively, and the noncurrent portion is included in the other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. The related interest expenses for the three and six months ended June 30, 2024 and 2023 were not significant.

Purchase Obligations

From time to time, the Company enters into certain purchase commitments with its vendors, consisting primarily of services, reagent and supplies, computer software, and medical lab equipment. As of June 30, 2024, the Company had non-cancelable purchase obligations of $45.7 million, of which $32.1 million is payable within twelve months, and the remainder, $13.6 million is payable within the next five years.

Contingencies

From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business.

As previously disclosed in the Company’s periodic reports filed pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Company has received a Civil Investigative Demand, or CID, issued by the U.S. Department of Justice, or the DOJ, pursuant to the False Claims Act related to its investigation of allegations of medically unnecessary laboratory testing, improper billing for laboratory testing, and remuneration received or provided in violation of the Anti-Kickback Statute and the Stark Law. Among other things, this CID requests information and records relating to certain of the Company’s customers named in the CID. Also, as previously disclosed, the SEC is conducting a non-public formal investigation, which appears to relate to the matters raised in the CID requests and the Company’s Exchange Act reports filed for 2018 through 2020. The Company is fully cooperating with both the U.S. DOJ and the SEC in connection with their requests and investigations. On May 6, 2024, the SEC staff, or the Staff, advised the Company that it has made a preliminary determination to recommend that the SEC file an enforcement action against the Company based on a corporate negligence theory, which, if authorized, would allege violations of Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Rules 13a-1, 13a-13, and 12b-20 thereunder. The Company does not believe that any enforcement recommendation is warranted and, on June 7, 2024, responded to the Staff’s preliminary recommendation. The Company is engaged in ongoing discussions with the SEC staff and the DOJ regarding these matters. The Company cannot predict when these matters will be resolved, the outcome of these matters, or their potential impact, which may materially and adversely affect the Company’s business, prospects, and financial condition.

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

Note 9. Leases

Lessee

The Company is a lessee to various non-cancelable operating leases with varying terms through March 2034 primarily for laboratory and office space and equipment. The Company has options to renew some of these leases after their expirations. On a lease-by-lease basis, the Company considers such options, which may be elected at the Company’s sole discretion, in determining the lease term. The Company also has various finance leases for lab equipment with varying terms through December 2026, some of which were acquired in business combinations. The Company does not have any leases with variable lease payments. The Company’s operating lease agreements do not contain any residual value guarantees, material restrictive covenants, bargain purchase options, or asset retirement obligations.

The Company’s headquarters are located in El Monte, California, which is comprised of various corporate offices and a laboratory certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, accredited by the College of American Pathologists, or CAP, and licensed by the State of California Department of Public Health. Other CLIA-certified laboratories are located in Coppell, Texas; Needham, Massachusetts; Phoenix, Arizona; Alpharetta, Georgia; and New York, New York.

The operating and finance lease right-of-use asset, short-term lease liabilities, and long-term lease liabilities as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
	(in thousands)
Operating lease ROU asset, net	$9,186	$10,838
Operating lease liabilities, short term	$2,288	$3,957
Operating lease liabilities, long term	$7,155	$7,147
Finance lease ROU asset, net	$1,037	$1,316
Finance lease liabilities, short term	$492	$544
Finance lease liabilities, long term	$535	$760

The following were operating and finance lease expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Operating lease cost	$1,348	$1,834	$2,977	$3,536
Finance lease cost:
Amortization of ROU assets	136	243	273	486
Interest on lease liabilities	11	25	23	52
Short-term lease cost	322	506	638	1,007
Total lease cost	$1,817	$2,608	$3,911	$5,081

Supplemental information related to operating and finance leases were the following:

June 30, 2024
Weighted-average remaining lease term, operating leases	5.31 years
Weighted-average discount rate, operating leases	4.53%
Weighted-average remaining lease term, finance lease	2.28 years
Weighted-average discount rate, finance lease	3.61%

The following is a maturity analysis of operating and finance lease liabilities using undiscounted cash flows on an annual basis with renewal periods included:

	Operating Leases	Finance Lease
	(in thousands)
Year Ending December 31,
2024 (remaining 6 months)	$1,389	$235
2025	2,547	468
2026	1,974	366
2027	1,886	—
2028	712	—
2029	514	—
Thereafter	1,890	—
Total lease payments	10,912	1,069
Less imputed interest	(1,469)	(42)
Total	$9,443	$1,027

Lessor

The Company leases out space in buildings it owns and leases to third-party tenants under noncancelable operating leases. As of June 30, 2024, the remaining lease term is 6 months, including renewal options and may include rent escalation clauses. Lease income primarily represents fixed lease payments from tenants recognized on a straight-line basis over the application lease term. Variable lease income represents tenant payments for real estate taxes, insurance, and maintenance. The lease income was included in interest and other income, net, in the accompanying Condensed Consolidated Statements of Operations, and was not significant for three and six months ended June 30, 2024 and 2023. Future lease payments from tenants as of June 30, 2024 are not significant.

Note 10. Equity-Based Compensation

The Company has included equity-based compensation expense as part of cost of revenue and operating expenses in the accompanying Condensed Consolidated Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$1,999	$2,359	$4,008	$4,753
Research and development	4,136	3,670	7,980	7,118
Selling and marketing	1,002	1,094	2,052	2,455
General and administrative	4,498	3,200	9,113	6,262
Total	$11,635	$10,323	$23,153	$20,588

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

The Company recorded consolidated benefit from income taxes of $2.1 million and $2.5 million for the three and six months ended June 30, 2024, respectively, compared with $3.1 million and $8.3 million for the three and six months ended June 30, 2023, respectively. The Company’s effective tax rates were 19% and 10% for the three and six months ended June 30, 2024, respectively, compared to 21% and 23% for the three and six months ended June 30, 2023, respectively. The change in the effective tax rate compared to prior periods is due to the valuation allowance in the current period that precludes the Company from recognizing the full benefit from net operating losses.

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

The Company received $0.7 million and $7.0 million in income tax refunds in the three and six months ended June 30, 2024, respectively, and an insignificant amount and $0.7 million in the three and six months ended June 30, 2023, respectively. The income tax refunds received, which were due to overpayment in prior years, were not netted in the income tax paid amounts included in the supplemental disclosure in the accompanying Condensed Consolidated Statements of Cash Flows.

Note 12. Loss per Share

The following table presents the calculation of basic and diluted loss per share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net loss attributable to Fulgent	$(8,710)	$(11,229)	$(22,172)	$(26,569)

Weighted-average common shares - outstanding, basic	30,098	29,813	29,933	29,675
Weighted-average common shares - outstanding, diluted	30,098	29,813	29,933	29,675

Loss per share:
Basic	$(0.29)	$(0.38)	$(0.74)	$(0.90)
Diluted	$(0.29)	$(0.38)	$(0.74)	$(0.90)

The following securities have been excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive due to the Company's net loss position:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Stock options	228	210	228	211
Restricted stock units	2,057	1,274	2,057	1,232
Contingently issuable shares	—	371	—	371

In the three and six months ended June 30, 2023, the Company also had contingently issuable shares for shares held back in connection with the business combination of Fulgent Pharma, or Pharma Hold Back Shares. In May 2024, the Company released the remaining Pharma Hold Back Shares such that no shares remain contingently issuable in connection with the business combination of Fulgent Pharma.

Note 13. Related Parties

Linda Marsh, who is a member of the Company’s Board of Directors, or the Board, currently serves as the Senior Executive Vice President of AHMC Healthcare Inc., or AHMC. The Company performs testing services, on an arms-length basis, for AHMC, and recognized $22,000 and $117,000 in revenue from AHMC in the three and six months ended June 30, 2023, respectively. The revenue recognized for the three and six months ended June 30, 2024 was not significant. As of June 30, 2024 and December 31, 2023, insignificant amounts were owed to the Company by AHMC, which is included in trade accounts receivable, net, in the accompanying Condensed Consolidated Balance Sheets, in connection with this relationship.

Ming Hsieh, the Chief Executive Officer and Chairperson of the Board, is on the board of directors and an approximately 20% owner of ANP, from which the Company entered into certain drug-related licensing and development service agreements. The Chief Executive Officer of Fulgent Pharma, Ray Yin, is the Founder, President and Chief Technology Officer of ANP. The Company incurred $0.3 million and $1.0 million related to the licensing and development services in the three and six months ended June 30, 2024, respectively, and $0.5 million and $1.5 million in the three and six months ended June 30, 2023, respectively. As of June 30, 2024 and December 31, 2023, the Company did not owe anything to ANP in connection with these relationships. The Company also entered into an employee service agreement with ANP in April 2023 and recognized insignificant amounts in the three and six months ended June 30, 2024 and 2023, and insignificant amounts were owed to the Company by ANP in connection with the employee service agreement as of June 30, 2024 and December 31, 2023.

Note 14. Goodwill and Acquisition-Related Intangibles

There was no change in the carrying amount in the six months ended June 30, 2024. Goodwill, net, as of June 30, 2024 and December 31, 2023 by reporting unit was as follows:

	June 30, 2024	December 31, 2023
	(in thousands)
Goodwill, net:
Laboratory services	$—	$—
Therapeutic development	22,055	22,055
Total	$22,055	$22,055

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

Therapeutic Development

Based upon the results of the quantitative assessments the Company performed as of December 31, 2023, the Company concluded that the fair values of the therapeutic development reporting unit and the IPR&D asset at December 31, 2023, were greater than the carrying values and that there was no impairment. There have been no significant changes in the six months ended June 30, 2024.

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

Summaries of intangible asset balances as of June 30, 2024 and December 31, 2023 were as follows:

	Weighted-Average Amortization Period	June 30, 2024	December 31, 2023
		(in thousands)
Laboratory Services:
Royalty-free technology	10 Years	$5,091	$5,211
Less: accumulated amortization		(1,612)	(1,390)
Royalty-free technology, net		3,479	3,821

Customer Relationships	13 Years	83,092	83,119
Less: accumulated amortization		(15,827)	(12,586)
Customer relationships, net		67,265	70,533

Trade name	8 Years	3,790	3,790
Less: accumulated amortization		(1,154)	(906)
Trade name, net		2,636	2,884

In-place lease intangible assets	5 Years	360	360
Less: accumulated amortization		(151)	(116)
In-place lease intangible assets, net		209	244

Laboratory information system platform	5 Years	1,860	1,860
Less: accumulated amortization		(1,085)	(899)
Laboratory information system platform, net		775	961

Purchased patent	10 Years	28	28
Less: accumulated amortization		(9)	(8)
Purchased patent, net		19	20
Total		74,383	78,463

Therapeutic Development:
In-process research & development	n/a	64,590	64,590
Total		64,590	64,590
Total intangible assets, net		$138,973	$143,053

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

Amortization of intangible assets was $2.0 million and $4.0 million in the three and six months ended June 30, 2024, respectively, and $2.0 million and $3.9 million for the three and six months ended June 30, 2023, respectively.

Based on the carrying value of finite-lived intangible assets recorded as of June 30, 2024, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for intangible assets is expected to be as follows:

Amounts
(in thousands)
Year Ending December 31,
2024 (remaining 6 months)	$3,979
2025	7,959
2026	7,657
2027	7,198
2028	7,163
2029	6,906
Thereafter	33,521
Total	$74,383

Note 15. Stock Repurchase Program

In March 2022, the Board authorized a $250.0 million stock repurchase program. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions. The stock repurchase program has no expiration from the date of authorization.

During the three and six months ended June 30, 2024, the Company repurchased zero and 10,000 shares of its common stock, respectively, at an aggregate cost of $0.2 million, under the stock repurchase program. During the three and six months ended June 30, 2023, the Company did not repurchase any shares of its common stock. As of June 30, 2024, a total of approximately $150.5 million remained available for future repurchases of its common stock under the stock repurchase program.

Note 16. Retirement Plans

The Company offers a 401(k) retirement savings plan, or the 401(k) Plan, for its employees, including its executive officers, who satisfy certain eligibility requirements. The Internal Revenue Code of 1986, as amended, allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) Plan. The Company matches contributions to the 401(k) Plan based on the amount of salary deferral contributions the participant makes to the 401(k) Plan. The Company provides safe harbor match of the employee contribution to his or her 401(k) Plan account. Total Company matching contributions to the 401(k) Plan were $1.0 million and $1.9 million for the three and six months ended June 30, 2024, respectively, and $0.8 million and $1.8 million for the three and six months ended June 30, 2023, respectively.

Note 17. Subsequent Events

As of August 2, 2024, no subsequent events are being reported.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Statement of Operation Data:	(in thousands, except percentages)
Revenue	$71,028	$67,853	$3,175	5%	$135,513	$134,021	$1,492	1%
Cost of revenue	44,537	47,281	(2,744)	(6)%	86,918	94,638	(7,720)	(8)%
Gross profit	26,491	20,572	5,919	29%	48,595	39,383	9,212	23%
Operating expenses:
Research and development	13,486	9,692	3,794	39%	24,920	19,474	5,446	28%
Selling and marketing	8,595	10,723	(2,128)	(20)%	17,584	20,806	(3,222)	(16)%
General and administrative	21,326	17,993	3,333	19%	42,815	39,795	3,020	8%
Amortization of intangible assets	1,990	1,962	28	1%	3,980	3,930	50	1%
Total operating expenses	45,397	40,370	5,027	13%	89,299	84,005	5,294	6%
Operating loss	(18,906)	(19,798)	892	(5)%	(40,704)	(44,622)	3,918	(9)%
Interest and other income, net	7,692	5,098	2,594	51%	15,317	8,873	6,444	73%
Loss before income taxes	(11,214)	(14,700)	3,486	(24)%	(25,387)	(35,749)	10,362	(29)%
Benefit from income taxes	(2,124)	(3,110)	986	(32)%	(2,451)	(8,310)	5,859	(71)%
Net loss from consolidated operations	(9,090)	(11,590)	2,500	(22)%	(22,936)	(27,439)	4,503	(16)%
Net loss attributable to noncontrolling interests	380	361	19	5%	764	870	(106)	(12)%
Net loss attributable to Fulgent	$(8,710)	$(11,229)	$2,519	(22)%	$(22,172)	$(26,569)	$4,397	(17)%

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Revenue from laboratory services:
Precision diagnostics	$43,144	$31,935	$11,209	35%	$80,590	$59,840	$20,750	35%
Anatomic pathology	23,431	27,390	(3,959)	(15)%	46,538	53,801	(7,263)	(14)%
BioPharma services	3,612	7,771	(4,159)	(54)%	6,268	16,191	(9,923)	(61)%
COVID-19	841	757	84	11%	2,117	4,189	(2,072)	(50)%
Total laboratory services	$71,028	$67,853	$3,175	5%	$135,513	$134,021	$1,492	1%

Revenue increased $3.2 million or 5%, from $67.9 million in the three months ended June 30, 2023 to $71.0 million in the three months ended June 30, 2024. The increase in revenue was due to an increase of $11.2 million in precision diagnostics, partially offset by decreases of $4.0 million in anatomic pathology and $4.2 million in BioPharma services.

Revenue increased $1.5 million or 1%, from $134.0 million in the six months ended June 30, 2023, to $135.5 million in the six months ended June 30, 2024. The increase in revenue was due to an increase of $20.8 million in precision diagnostics, partially offset by decreases of $7.3 million in anatomic pathology, $9.9 million in BioPharma services, and $2.1 million in COVID-19 testing services.

The increase in precision diagnostics revenue was due to a growth in our reproductive health services, and growth in our specialized oncology tests and testing services. The decrease in anatomic pathology services was due to decreased reimbursement rates from third-party payors. We also have experienced and expect to continue to experience seasonality in our anatomic pathology testing services which are dependent on patients being treated by healthcare providers. The volume of our anatomic pathology testing services can fluctuate during holiday periods and can decline due to extreme adverse weather conditions. The decrease in BioPharma services was attributed to timing of BioPharma service projects. We also expect that our BioPharma services revenue may continue to fluctuate from period to period due in part to the length of the sales cycle and variation in timing amongst projects.

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

Our customer base includes insurance, institutional, and individual payors. In some periods, our revenue is concentrated on a smaller number of customers. For the laboratory services business, aggregating customers that are under common control, one customer comprised of $16.9 million or 24% of total revenue in the three months ended June 30, 2024, and contributed $29.6 million or 22% of total revenue in the six months ended June 30, 2024. The same customer contributed $9.1 million or 13% of total revenue in the three months ended June 30, 2023, and no customer contributed more than 10% of the Company’s revenue in the six months ended June 30, 2023. To reduce this revenue concentration risk, we continue to focus on increasing the number of customers and thereby reducing the concentration.

Revenue from non-U.S. sources increased $2.0 million or 42%, from $4.8 million in the three months ended June 30, 2023 to $6.8 million in the three months ended June 30, 2024. Revenue from non-U.S. sources increased $4.6 million, or 51%, from $8.9 million in the six months ended June 30, 2023, to $13.5 million in the six months ended June 30, 2024. The increase in revenue from non-U.S. sources between periods were primarily due to new foreign customers and increased sales of our testing services to some of our existing non-U.S. customers.

Cost of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$44,537	$47,281	$(2,744)	(6)%	$86,918	$94,638	$(7,720)	(8)%
Cost of revenue as a % of revenue	63%	70%			64%	71%

Our consolidated cost of revenue decreased $2.7 million, or 6%, from $47.3 million in the three months ended June 30, 2023 to $44.5 million in the three months ended June 30, 2024. The decrease in consolidated cost of revenue was due to decreases of $2.0 million in consulting and outside labor costs, $0.9 million in software expenses, and $0.8 million in shipping and handling expenses, all due to efforts of optimizing cost structures including consolidating service providers and bringing certain processes in house, partially offset by an increase of $0.7 million in facility expenses related to the relocation of our laboratory in Texas.

Our consolidated cost of revenue decreased $7.7 million or 8%, from $94.6 million in the six months ended June 30, 2023 to $86.9 million in the six months ended June 30, 2024. The decrease in consolidated cost of revenue was due to decreases of $4.1 million in consulting and outside labor costs, $1.4 million in shipping and handling expenses, $1.3 million in software expenses, and $0.7 million in reagents and supply expenses, related to the cessation of COVID-19 testing operations, closure of a laboratory, and efforts of optimizing cost structures mentioned above.

Our consolidated cost of revenues as a percentage of revenue decreased from 70% in the three months ended June 30, 2023 to 63% in the three months ended June 30, 2024. Our consolidated cost of revenues as a percentage of revenue decreased from 71% in the six months ended June 30, 2023 to 64% in the six months ended June 30, 2024.

Our gross profit increased $5.9 million, or 29%, from $20.6 million in the three months ended June 30, 2023 to $26.5 million in the three months ended June 30, 2024, and increased $9.2 million, or 23%, from $39.4 million in the six months ended June 30, 2023 to $48.6 million in the six months ended June 30, 2024. Our gross profit as a percentage of revenue, or gross margin, increased from 30% in the three months ended June 30, 2023 to 37% in the three months ended June 30, 2024, and increased from 29% in the six months ended June 30, 2023 to 36% in the six months ended June 30, 2024. The changes were primarily due to efforts of optimizing cost structures mentioned above.

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Research and development
Laboratory services	$7,334	$7,003	$331	5%	$14,655	$14,312	$343	2%
Therapeutic development	6,152	2,689	3,463	129%	10,265	5,162	5,103	99%
Total research and development	$13,486	$9,692	$3,794		$24,920	$19,474	$5,446

Research and development expenses for the laboratory services business were mainly for developing our technology and testing services. The research and development expenses were flat for both periods.

Research and development expenses for the therapeutic development business were primarily related to the development of FID-007. The expenses increased $3.5 million or 129% from $2.7 million in the three months ended June 30, 2023 to $6.2 million in the three months ended June 30, 2024, and increased $5.1 million or 99% from $5.2 million in the six months ended June 30, 2023 to $10.3 million in the six months ended June 30, 2024. The increase was primarily due to increased expenses related to a drug study with our contract research organizations. We anticipate research and development expenditures for this segment to continue to increase as we have begun enrollment for the phase 2 study of FID-007 in the second quarter of 2024.

Selling and Marketing

Our consolidated selling and marketing expenses decreased $2.1 million or 20%, from $10.7 million in the three months ended June 30, 2023 to $8.6 million in the three months ended June 30, 2024. The decrease in consolidated selling and marketing expenses was due to decreases of $0.7 million in personnel expenses, $0.4 million in consulting and outside labor costs, $0.3 million in facility expense, $0.2 million in marketing expenses, and $0.2 million in software expenses.

Our consolidated selling and marketing expenses decreased $3.2 million or 16% from $20.8 million in the six months ended June 30, 2023 to $17.6 million in the six months ended June 30, 2024. The decrease in consolidated selling and marketing expenses was primarily due to decreases of $1.1 million in consulting and outside labor costs, $0.8 million in facility expenses, $0.4 million in marketing expenses, $0.3 million in software expenses, and $0.2 million in commission.

The change in selling and marketing expenses for both periods is mainly due to discontinued marketing efforts related to the COVID-19 business and decreased revenue in BioPharma and anatomic pathology services.

General and Administrative

Our consolidated general and administrative expenses increased $3.3 million or 19%, from $18.0 million in the three months ended June 30, 2023 to $21.3 million in the three months ended June 30, 2024. The increase in consolidated general and administrative expenses was due to increases of $2.6 million in personnel costs including equity-based compensation expenses, $0.7 million in legal fees, and $0.2 million in provision for credit losses, partially offset by a decrease of $0.4 million in business insurance.

Our consolidated general and administrative expenses increased $3.0 million or 8% from $39.8 million in the six months ended June 30, 2023 to $42.8 million in the six months ended June 30, 2024. The increase in consolidated general and administrative expenses was due to increases of $4.8 million in personnel expense including equity-based compensation expenses, $0.8 million in facility expenses, $0.6 million in accounting fees, and $0.4 million in legal fees, partially offset by decreases of $2.2 million in provision for credit loss and $1.3 million in business insurance.

The increase in personnel expenses was primarily due to equity awards granted after the second quarter of 2023; the decrease in business insurance was due to savings from consolidating coverages and service providers; the increase in facility expenses was due to the relocation of our facility to Coppell, Texas; and the increase in the accounting fees was due to entities acquired in 2022, which were scoped in for the financial statements and internal control audit and reviews.

Amortization of Intangible Assets

Amortization of intangible assets represents amortization expenses on the intangible assets that arose from the business combinations in prior years. The Company did not have any new business combinations in the current period.

Interest and Other Income, net

Interest and other income, net, is primarily comprised of net interest income (expenses), which was $7.7 million and $15.3 million in three and six months ended June 30, 2024, respectively, and $5.0 million and $8.8 million for the three and six months ended June 30, 2023, respectively. This interest income, net, related to interest earned on various investments in marketable securities including realized gain or loss on sale of marketable securities, net of interest expenses incurred for our notes payable. The increase in interest income, net, was primarily due to increased interest rates on marketable securities relative to the prior comparative period.

Benefit from Income Taxes

Benefit from income taxes was $2.1 million and $2.5 million for the three and six months ended June 30, 2024, respectively, compared with $3.1 million and $8.3 million for the three and six months ended June 30, 2023, respectively. The effective tax rates were 19% and 10% for the three and six months ended June 30, 2024, respectively, compared to 21% and 23% for the three and six months ended June 30, 2023. The change in the effective tax rate compared to prior period is due to the valuation allowance in the current period that precludes us from recognizing the benefit from our net operating losses.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest represents net loss attributable to the minority shareholders from entities not wholly owned.

Liquidity and Capital Resources

Liquidity and Sources of Cash

We had $837.9 million and $847.7 million in cash, cash equivalents, and marketable securities as of June 30, 2024 and December 31, 2023, respectively. Our marketable securities primarily consist of U.S. government and U.S. agency debt securities, U.S. treasury bills, corporate bonds, municipal bonds, and Yankee debt securities.

Our primary uses of cash are to fund our operations, repurchase our stock, and to fund strategic acquisitions as we continue to invest in and seek to grow our business. Cash used to fund operating expenses is impacted by the timing of our expense payments, as reflected in the changes in our outstanding accounts payable and accrued expenses.

We believe our existing cash, cash equivalents, and short-term marketable securities will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Cash provided by operations has significantly contributed to our ability to meet our liquidity needs, including paying for capital expenditures; however, cash provided by our operations has in the past experienced fluctuations from period to period, which we expect may continue in the future. These fluctuations can occur because of a variety of factors, including, among others, factors relating to the demand for our tests, the amount and timing of sales, the prices we charge for our tests due to changes in product mix, customer mix, general price degradation for tests, or other factors, seasonality, the rate and timing of our billing and collections cycles and the timing and amount of our commitments and other payments. Moreover, even if our liquidity expectations are correct, we may still seek to raise additional capital through securities offerings, credit facilities or other debt financings, asset sales or collaborations or licensing arrangements.

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

Cash Flows

The following table summarizes our cash flows for each of the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	11,551	$1,830
Net cash used in investing activities	(39,882)	$(5,450)
Net cash used in financing activities	(3,953)	$(17,360)

Operating Activities

During the six months ended June 30, 2024, our operations provided $11.6 million of cash, as compared to $1.8 million provided in the six months ended June 30, 2023. The increase in cash provided from operating activities in the six months ended June 30, 2024, as compared with the corresponding period in 2023 was primarily due to the timing of cash receipts from customers and cash payments for operating expenses. We expect to incur more operating expenses and use more cash in operating activities in the coming quarters as a result of our planned and ongoing clinical trials for FID-007 and as we continue to invest resources to grow our laboratory services business.

Investing Activities

The cash provided by or used in investing activities are impacted by capital expenditures for operation needs and timing of payments, timing of maturities of marketable securities, and discretionary business combinations and other investment.

Cash used in investing activities in the six months ended June 30, 2024 was $39.9 million, which primarily represents $258.8 million for purchases of marketable securities and $17.0 million for purchases of fixed assets, including real estate, partially offset by proceeds of $160.1 million from maturities of marketable securities, and proceeds of $75.6 million from sales of marketable securities.

Cash used in investing activities in the six months ended June 30, 2023 was $5.5 million, which primarily related to $250.5 million on purchases of marketable securities and $14.2 million on purchases of fixed assets, including real estate, partially offset by $258.8 million related to maturities of marketable securities.

Financing Activities

Cash used in financing activities in the six months ended June 30, 2024 was $4.0 million, which primarily related to $2.2 million common stock withholding for employee tax obligations, $1.2 million for repayment of the notes payable, and $0.2 million for repurchase of common stock.

Cash used in financing activities in the six months ended June 30, 2023 was $17.4 million, which primarily related to $15.0 million repayment to the margin loan account and $1.1 million common stock withholding for employee tax obligations.

We do not expect to use any credit facilities for the foreseeable future due to the strong cash position as of June 30, 2024.

Stock Repurchase Program

In March 2022, the Board authorized a $250.0 million stock repurchase program. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions. The stock repurchase program has no expiration from the date of authorization.

During the three and six months ended June 30, 2024, we repurchased zero and 10,000 shares of our common stock, respectively, at an aggregate cost of $0.2 million, under the stock repurchase program. During the three and six months ended June 30, 2023, we did not repurchase any shares of our common stock. As of June 30, 2024, a total of approximately $150.5 million remained available for future repurchases of its common stock under the stock repurchase program.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2023 Annual Report. There were no material changes during the six months ended June 30, 2024.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control (as required by Rule 13a-15(b) under the Exchange Act) over the financial reporting during the three and six months ended June 30, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business. As disclosed in Note 8, Debt, Commitments, and Contingencies, to the Condensed Consolidated Financial Statements, we are engaged in certain legal investigations, audits, and voluntary disclosures processes; and the disclosure set forth in Note 8 relating to these certain legal matters is incorporated herein by reference.

The outcome of litigation is inherently uncertain, and there can be no assurances that favorable outcomes will be obtained.

Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, and reputational harm, among other factors.

Item 1A. Risk Factors.

Except as set forth below and in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, filed with the SEC on May 3, 2024, there have been no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the 2023 Annual Report.

We may be required to modify our business practices, pay fines, incur significant expenses, or experience losses due to litigation or governmental investigations.

From time to time and in the ordinary course of our business, we have been and again may be subject to litigation or governmental investigation on a variety of matters in the United States or foreign jurisdictions, including, without limitation, regulatory, intellectual property, product liability, antitrust, consumer, false claims, whistleblower, Qui Tam, privacy, anti-kickback, anti-bribery, environmental, commercial, securities and employment litigation and claims and other legal proceedings that may arise from the conduct of our business. As noted above, we are currently subject to the HRSA audit and have initiated a voluntary disclosure process with the appropriate government contacts. Our activities relating to our products and services are subject to extensive regulation in the United States and foreign jurisdictions. Like many companies in our industry, we have in the ordinary course of business received inquiries, subpoenas, civil investigative demands, or CIDs, and other types of information requests from government authorities. As previously disclosed, we have received a CID issued by the DOJ pursuant to the False Claims Act related to its investigation of allegations of medically unnecessary laboratory testing, improper billing for laboratory testing, and remuneration received or provided in violation of the Anti-Kickback Statute and the Stark Law. This CID requests information and records relating to certain of our customers named in the CID. As we also disclosed in prior filings, the SEC is conducting a non-public formal investigation, which appears to relate to the subject matters raised in the CID requests and our related disclosures and revenues reported in our Exchange Act reports filed for 2018 through 2020. We are fully cooperating with both the SEC and the U.S. Department of Justice in connection with their requests and investigations. On May 6, 2024, the SEC staff, or the Staff, advised the Company that it has made a preliminary determination to recommend that the SEC file an enforcement action against the Company based on a corporate negligence theory, which, if authorized, would allege violations of Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Rules 13a-1, 13a-13, and 12b-20 thereunder. The Company does not believe that any enforcement recommendation is warranted and, on June 7, 2024, responded to the Staff’s preliminary recommendation. The Company is engaged in ongoing discussions with the SEC staff and the DOJ regarding these matters.

We cannot predict when these investigations and matters will be resolved, the outcome of the investigations and matters, or the potential impact on our business, which may ultimately be greater than we expect. In addition, government investigations and litigation generally may divert the attention of our management team and resources from our core business. As such, the time and attention of our management team in responding to these matters may limit their time available to devote to our business, and we may also incur significant expenses or experience losses in relation to these matters. As a result of these matters, we may also be required to alter the conduct of our operations or be subject to other penalties. Any of these circumstances may adversely affect our business, prospects, reputation and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

To date, we have used $146.7 million of the net proceeds from sales of our common stock, of which, $4.5 million was used for contributions to FF Gene Biotech, prior to the FF Gene Biotech acquisition; $126.4 million was used to fund the Company’s operations and a business combination; and $15.8 million was used to pay off the investment margin loan. All other net proceeds from sales of our common stock are invested in investment-grade and interest-bearing securities, such as U.S. government and U.S. agency debt securities, corporate bonds, and municipal bonds. There has been no material change in the planned use of proceeds from the sales of our common stock from that described in the applicable prospectus.

Information on Share Repurchases

In March 2022, our Board authorized a $250.0 million stock repurchase program. The stock repurchase program has no expiration from the date of authorization. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions. All purchases listed below were made in the open market at prevailing market prices and were executed pursuant to trading plans we adopted pursuant to Rule 10b5-1under the Exchange Act.

The number of shares of common stock repurchased by the Company under the stock repurchase program and the average price paid per share for the three and six months ended June 30, 2024 are as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 2024 (3/1/2024-3/31/2024)	10,000	$22.02	10,000	$150,461,000
Total	10,000		10,000

(1) Includes commissions for the shares repurchased under the stock repurchase program.

Item 5. Other Information

Rule 10b5-1 trading arrangements

During the three and six months ended June 30, 2024, none of our directors or officers adopted or terminated “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

The information required by this Item 6 is set forth on the Exhibit Index that immediately precedes the signature page to this report and is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed with this Form 10-Q	Form	Form No.	Date Filed

3.1	Certificate of Incorporation of the registrant, dated May 13, 2016.		10-Q	001-37894	8/14/2017

3.1.1	Certificate of Amendment to Certificate of Incorporation of the registrant, dated August 2, 2016.		10-Q	001-37894	8/14/2017

3.1.2	Certificate of Amendment to Certificate of Incorporation of the registrant, dated May 17, 2017.		10-Q	001-37894	8/14/2017

3.2	Amended and Restated Bylaws of the registrant.		10-Q	001-37894	8/4/2023

31.1^	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2^	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

^ Filed herewith.

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULGENT GENETICS, INC.

Date: August 2, 2024	By:	/s/ Ming Hsieh
Ming Hsieh
Chief Executive Officer (principal executive officer)

Date: August 2, 2024	By:	/s/ Paul Kim
Paul Kim
Chief Financial Officer (principal financial and accounting officer)