Form 10-Q
period 2024-09-30
Fulgent Genetics, Inc.
filed 2024-11-08
CIK 1674930

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 4, 2024, there were 30,586,811 outstanding shares of the registrant’s common stock.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FULGENT GENETICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value data)

(unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$58,042	$97,473
Marketable securities	155,027	326,681
Trade accounts receivable, net of allowance for credit losses of $25,316 as of September 30, 2024, and $25,226 as of December 31, 2023	57,315	51,132
Other current assets	56,155	32,559
Total current assets	326,539	507,845
Marketable securities, long-term	602,232	423,571
Intangible assets, net	137,115	143,053
Fixed assets, net	106,810	83,464
Goodwill	22,055	22,055
Redeemable preferred stock investment	—	20,438
Other long-term assets	39,012	34,902
Total assets	$1,233,763	$1,235,328
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,805	$15,360
Accrued liabilities	23,862	30,737
Customer deposit	26,945	22,700
Contract liabilities	2,966	2,874
Notes payable, current portion	412	1,183
Other current liabilities	—	164
Total current liabilities	73,990	73,018
Deferred tax liabilities	6,734	7,962
Unrecognized tax benefits	6,326	5,978
Other long-term liabilities	11,815	15,084
Total liabilities	98,865	102,042
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value per share, 50,000 shares authorized, 33,310 shares issued and 30,537 shares outstanding as of September 30, 2024, and 32,416 shares issued and 29,653 shares outstanding as of December 31, 2023	3	3
Preferred stock, $0.0001 par value per share, 1,000 shares authorized, no shares issued or outstanding, as of September 30, 2024, and December 31, 2023	—	—
Additional paid-in capital	532,909	501,718
Accumulated other comprehensive income	9,178	1,205
Retained earnings	596,355	633,175
Total Fulgent stockholders’ equity	1,138,445	1,136,101
Noncontrolling interest	(3,547)	(2,815)
Total stockholders’ equity	1,134,898	1,133,286
Total liabilities and stockholders’ equity	$1,233,763	$1,235,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$71,743	$84,687	$207,256	$218,708
Cost of revenue	44,972	44,843	131,890	139,481
Gross profit	26,771	39,844	75,366	79,227
Operating expenses:
Research and development	11,783	10,014	36,703	29,488
Selling and marketing	9,124	10,161	26,708	30,967
General and administrative	20,950	17,498	63,765	57,293
Amortization of intangible assets	1,993	1,957	5,973	5,887
Total operating expenses	43,850	39,630	133,149	123,635
Operating (loss) income	(17,079)	214	(57,783)	(44,408)
Other income (expenses):
Interest income	8,090	6,472	23,181	15,802
Interest expense	(14)	(70)	210	(625)
Impairment of available-for-sale debt securities	(10,073)	—	(10,073)	—
Other income, net	544	244	554	342
Total other (expense) income, net	(1,453)	6,646	13,872	15,519
(Loss) income before income taxes	(18,532)	6,860	(43,911)	(28,889)
(Benefit from) provision for income taxes	(3,838)	20,326	(6,281)	12,016
Net loss from consolidated operations	(14,694)	(13,466)	(37,630)	(40,905)
Net loss attributable to noncontrolling interests	46	359	810	1,229
Net loss attributable to Fulgent	$(14,648)	$(13,107)	$(36,820)	$(39,676)

Net loss per common share attributable to Fulgent
Basic	$(0.48)	$(0.44)	$(1.22)	$(1.33)
Diluted	$(0.48)	$(0.44)	$(1.22)	$(1.33)
Weighted-average common shares:
Basic	30,416	30,013	30,095	29,789
Diluted	30,416	30,013	30,095	29,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss from consolidated operations	$(14,694)	$(13,466)	$(37,630)	$(40,905)
Other comprehensive income (loss):
Foreign currency translation income (loss)	718	(230)	274	(2,027)
Net gain on available-for-sale debt securities, net of tax	9,537	4,017	7,777	7,214
Comprehensive loss from consolidated operations	(4,439)	(9,679)	(29,579)	(35,718)
Net loss attributable to noncontrolling interest	46	359	810	1,229
Foreign currency translation (gain) loss attributable to noncontrolling interest	(200)	68	(78)	(1,175)
Comprehensive (income) loss attributable to noncontrolling interest	(154)	427	732	54
Comprehensive loss attributable to Fulgent	$(4,593)	$(9,252)	$(28,847)	$(35,664)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Fulgent Stockholders’ Equity
	Shares (1)	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Fulgent Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2023	29,653	$3	$501,718	$1,205	$633,175	$1,136,101	$(2,815)	$1,133,286
Equity-based compensation	—	—	11,518	—	—	11,518	—	11,518
Exercise of common stock options	1	—	—	—	—	—	—	—
Restricted stock awards	315	—	—	—	—	—	—	—
Common stock withholding for employee tax obligations	(69)	—	(1,682)	—	—	(1,682)	—	(1,682)
Repurchase of common stock	(10)	—	(225)	—	—	(225)	—	(225)
Other comprehensive loss, net	—	—	—	(2,307)	—	(2,307)	(98)	(2,405)
Net loss	—	—	—	—	(13,462)	(13,462)	(384)	(13,846)
Balance at March 31, 2024	29,890	$3	$511,329	$(1,102)	$619,713	$1,129,943	$(3,297)	$1,126,646
Equity-based compensation	—	—	11,635	—	—	11,635	—	11,635
Restricted stock awards	212	—	—	—	—	—	—	—
Common stock withholding for employee tax obligations	(26)	—	(544)	—	—	(544)	—	(544)
Repurchase of common stock	—	—	—	—	—	—	—	—
Common stock issued in a business combination (1)	186	—	—	—	—	—	—	—
Other comprehensive income (loss), net	—	—	—	225	—	225	(24)	201
Net loss	—	—	—	—	(8,710)	(8,710)	(380)	(9,090)
Balance at June 30, 2024	30,262	$3	$522,420	$(877)	$611,003	$1,132,549	$(3,701)	$1,128,848
Equity-based compensation	—	—	10,920	—	—	10,920	—	10,920
Restricted stock awards	293	—	—	—	—	—	—	—
Common stock withholding for employee tax obligations	(18)	—	(431)	—	—	(431)	—	(431)
Other comprehensive income, net	—	—	—	10,055	—	10,055	200	10,255
Net loss	—	—	—	—	(14,648)	(14,648)	(46)	(14,694)
Balance at September 30, 2024	30,537	$3	$532,909	$9,178	$596,355	$1,138,445	$(3,547)	$1,134,898

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

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Fulgent Stockholders’ Equity
	Shares (1)	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Fulgent Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2022	29,438	$3	$486,585	$(20,903)	$801,000	$1,266,685	$3,190	$1,269,875
Equity-based compensation	—	—	10,265	—	—	10,265	—	10,265
Restricted stock awards	280	—	—	—	—	—	—	—
Common stock withholding for employee tax obligations	(26)	—	(869)	—	—	(869)	—	(869)
Other comprehensive income, net	—	—	—	3,707	—	3,707	1,790	5,497
Net loss	—	—	—	—	(15,340)	(15,340)	(509)	(15,849)
Balance at March 31, 2023	29,692	$3	$495,981	$(17,196)	$785,660	$1,264,448	$4,471	$1,268,919
Equity-based compensation	—	—	10,323	—	—	10,323	—	10,323
Exercise of common stock options	8	—	3	—	—	3	—	3
Restricted stock awards	225	—	—	—	—	—	—	—
Common stock withholding for employee tax obligations	(8)	—	(232)	—	—	(232)	—	(232)
Other comprehensive loss, net	—	—	—	(3,550)	—	(3,550)	(547)	(4,097)
Net loss	—	—	—	—	(11,229)	(11,229)	(361)	(11,590)
Balance at June 30, 2023	29,917	$3	$506,075	$(20,746)	$774,431	$1,259,763	$3,563	$1,263,326
Equity-based compensation	—	—	10,902	—	—	10,902	—	10,902
Restricted stock awards	211	—	—	—	—	—	—	—
Common stock withholding for employee tax obligations	(13)	—	(517)	—	—	(517)	—	(517)
Repurchase of common stock	(80)	—	(2,198)	—	—	(2,198)	—	(2,198)
Other comprehensive loss, net	—	—	—	3,855	—	3,855	(68)	3,787
Net loss	—	—	—	—	(13,107)	(13,107)	(359)	(13,466)
Balance at September 30, 2023	30,035	$3	$514,262	$(16,891)	$761,324	$1,258,698	$3,136	$1,261,834

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

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flow from operating activities:
Net loss from consolidated operations	$(37,630)	$(40,905)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity-based compensation	34,073	31,490
Depreciation and amortization	18,736	19,610
Adjustment for credit losses	(3,210)	(4,331)
Noncash lease expense	3,283	4,895
Loss on disposal of fixed asset	217	429
Amortization of discount of marketable securities	(4,005)	(2,382)
Deferred taxes	(3,372)	10,964
Unrecognized tax benefits	348	(281)
Net realized loss on marketable securities	942	—
Impairment of available-for-sale debt securities	10,073	—
Other	14	(29)
Changes in operating assets and liabilities:
Trade accounts receivable	(2,978)	7,596
Prepaid income tax	(20,199)	(469)
Other current and long-term assets	(576)	(2,407)
Accounts payable	3,874	(7,025)
Contract liabilities	93	(613)
Customer deposits	4,236	7,986
Accrued liabilities and other liabilities	(4,589)	(7,696)
Operating lease liabilities	(3,288)	(4,762)
Net cash (used in) provided by operating activities	(3,958)	12,070
Cash flow from investing activities:
Purchase of marketable securities	(374,209)	(343,601)
Purchases of fixed assets	(36,537)	(19,101)
Maturities of marketable securities	278,008	376,890
Proceeds from sale of marketable securities	101,528	—
Proceeds from sale of fixed assets	313	440
Net cash (used in) provided by investing activities	(30,897)	14,628
Cash flow from financing activities:
Common stock withholding for employee tax obligations	(2,657)	(1,618)
Repayment of notes payable	(1,230)	(2,429)
Principal paid for finance lease	(408)	(592)
Repurchase of common stock	(225)	(2,198)
Repayment of investment margin loan	—	(15,000)
Proceeds from exercise of stock options	—	3
Net cash used in financing activities	(4,520)	(21,834)
Effect of exchange rate changes on cash and cash equivalents	79	(294)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(39,296)	4,570
Cash, cash equivalents, and restricted cash at beginning of period	97,473	79,506
Cash, cash equivalents, and restricted cash at end of period	$58,177	$84,076
Supplemental disclosures of cash flow information:
Cash and cash equivalents	$58,042	$84,076
Restricted cash	135	—
Total cash, cash equivalents, and restricted cash	$58,177	$84,076
Income taxes paid	$26,642	$2,698
Interest Paid	$462	$940
Supplemental disclosures of non-cash investing and financing activities:
Purchases of fixed assets in accounts payable	$2,488	$1,288
Operating lease right-of-use assets obtained in exchange for lease liabilities	$1,158	$2,661
Operating lease right-of-use assets reduced due to lease modification and termination	$57	$—
Operating lease liabilities removed due to purchasing underlying assets	$2,799	$—
Finance lease right-of-use assets reduced due to lease modification and termination	$—	$696

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

Nature of the Business

Fulgent Genetics, Inc., together with its subsidiaries and affiliated professional corporations (collectively referred to as the Company, unless otherwise noted or the context otherwise requires), is a technology-based company with a well-established laboratory services business and a therapeutic development business. Its laboratory services business – to which the Company formerly referred to as its clinical diagnostic business, includes technical laboratory services and professional interpretation of laboratory results by licensed physicians. Its therapeutic development business is focused on developing drug candidates for treating a broad range of cancers using a novel nanoencapsulation and targeted therapy platform designed to improve the therapeutic window and pharmacokinetic profile of new and existing cancer drugs.

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

Restricted Cash

Restricted cash consists of legally restricted deposits held in conjunction with a lease contract the Company entered into with a third-party landlord. A bank guarantee equivalent to six months of gross rent plus tax with an expiry date three months post the lease expiry is required under the lease contract, and the lease contract will expire in March 2034. Restricted deposit is recorded in other long-term assets in the Company’s Consolidated Balance Sheets as the balance is not expected to be released to cash within the next 12 months. As of September 30, 2024, the Company had restricted cash of $0.1 million. The Company did not have restricted cash as of December 31, 2023.

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

The roll-forward for the allowance for credit losses for the nine months ended September 30, 2024, dollars in thousands, is as follows:

Allowance for credit losses at beginning of year	$25,226
Current period gain	(3,210)
Write-downs	(4,310)
Recoveries of amounts previously charged off	7,610
Allowance for credit losses as of September 30, 2024	$25,316

Preferred Stock Investment

The redeemable preferred stock investment of $20.4 million as of December 31, 2023, represents the fair value of the 7.3 million shares of preferred stock of a privately-held, Cayman Islands company, Laboratory for Advanced Medicine, Inc., or LAMH, doing business as “Helio Health” that the Company purchased in July 2021. Helio Health is an AI-biotechnology company developing blood-based early cancer detection tests, and the Company expected to gain access to an emerging liquid biopsy testing technology, through this strategic partnership. As the preferred stock had the option to be redeemed, the investment was initially recorded as available-for-sale debt securities with changes in fair value recorded in other comprehensive income (loss).

On June 19, 2024, the Board of Directors of LAMH approved to spin out certain United States-based laboratory and development operations into a separate, privately-held Delaware corporation, Helio Genomics, Inc., or Helio Genomics. The Company received 7.3 million shares of preferred stock of Helio Genomics in connection with this spin-out.

Post spin-out, Helio Genomics amended and restated its certificate of incorporation on July 25, 2024, which resulted in a change in stockholder’s rights where the Company no longer holds the right to redeem its preferred stock of Helio Genomics. As a result, the Company reclassified $0.4 million unrealized gain out of accumulated other comprehensive income (loss) to net income (loss) in the condensed consolidated financial statements. The Company elected to record its preferred stock investment in Helio Genomics under the measurement alternative in accordance with ASC 321, defined as cost less impairment, adjusted for subsequent observable price changes and are periodically assessed for impairment when events or circumstances indicate that a decline in value may have occurred. As of July 25, 2024, the preferred stock investment carrying value of $9.9 million was recorded as other long-term assets in the Condensed Consolidated Balance Sheets. No impairment loss was recorded as of and for the three and nine months ended September 30, 2024.

Post spin-out, the Company retained the original right to redeem its LAMH preferred stock. As the preferred stock had the option to be redeemed, the investment was recorded as available-for-sale debt securities with changes in fair value recorded in other comprehensive income (loss). The Company considered a number of factors including, but not limited to: (i) the extent to which the fair value of the investment is less than its amortized cost; (ii) the financial condition and near-term prospects of the investee, and (iii) general market conditions. As a result, the Company recognized a $10.1 million credit loss for the three and nine months ended September 30, 2024, recorded as impairment of available-for-sale debt securities in the Condensed Consolidated Statements of Operations.

The roll-forward for the allowance for credit losses related to the available-for-sale debt securities for the nine months ended September 30, 2024, dollars in thousands, is as follows:

Allowance for credit losses at beginning of year	$—
Current period provision	10,073
Write-downs	(10,073)
Allowance for credit losses as of September 30, 2024	$—

Finite-Lived Intangible assets

Intangible assets, unless determined to be indefinite-lived, are amortized over their estimated useful lives. The Company amortizes intangible assets on a straight-line basis with definite lives generally over periods ranging from 3 to 14 years. See Note 14, Goodwill and Acquisition-Related Intangibles, for details of intangible assets.

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

Goodwill and Indefinite-Lived Intangibles

Intangibles in-process research & development, or IPR&D, costs are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. If and when development is complete, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, marketable securities, trade accounts receivable, restricted cash, a redeemable preferred stock investment, preferred stock investments, accounts payable, and accrued liabilities. The carrying amounts of certain of these financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities. Fair value of marketable securities, the redeemable preferred stock investment, and the preferred stock investments is disclosed in Note 4, Fair Value Measurements, to the accompanying condensed consolidated financial statements.

Concentrations of Credit Risk, Customers, and Suppliers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, trade accounts receivable, and marketable securities. As of September 30, 2024, substantially all of the Company’s cash and cash equivalents were deposited in accounts at financial institutions, and amounts may exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial strength of the depository institutions in which its cash and cash equivalents are held.

In certain periods, a small number of customers has accounted for a significant portion of the Company’s revenue. For the laboratory services business, aggregating customers under common control, one customer comprised of $16.2 million, or 23%, of total revenue in the three months ended September 30, 2024 and $45.7 million, or 22%, of the Company's revenue in the nine months ended September 30, 2024. The same customer contributed $12.2 million, or 14%, of the Company's revenue in the three months ended September 30, 2023 and $24.8 million, or 11%, of the Company's revenue in the nine months ended September 30, 2023. The same customer comprised 10% of total accounts receivable, net, as of September 30, 2024, and 13% of total accounts receivable, net, as of December 31, 2023. For the therapeutic development business, as of September 30, 2024 and December 31, 2023, there is no concentration risk in customers, as it does not have any commercialized or approved product candidates.

The Company relies on a limited number of suppliers for certain laboratory substances used in the chemical reactions incorporated into its processes, referred to as reagents, as well as for the sequencers and various other equipment and materials it uses in its laboratory operations. In particular, the Company relies on a sole supplier for the next generation sequencers and associated reagents it uses to perform its genetic tests and as the sole provider of maintenance and repair services for these sequencers. The operations of the laboratory services business would be interrupted if it encountered delays or difficulties securing these reagents, sequencers, other equipment or materials or maintenance and repair services, which could occur for a variety of reasons, including if the Company needs a replacement or temporary substitute for any of its limited or sole suppliers and is not able to locate and make arrangements with an acceptable replacement or temporary substitute. The Company's development efforts could also be delayed or interrupted if it is unable to procure items needed for its therapeutic development activities. The Company’s therapeutic development business also relies on ANP Technologies, Inc., or ANP, for certain laboratory services, equipment, tools, and drug intermediates in connection with research and development efforts. The Company believes there are currently only a few other manufacturers that are capable of supplying and servicing some of the equipment and other materials necessary for its laboratory operations, including collection kits, sequencers and various associated reagents.

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

Foreign Currency Translation and Foreign Currency Transactions

The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gain (loss) from these translations is recognized in foreign currency translation gain (loss) included in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).

The Company and its subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, whereas reagents and supplies, property and nonmonetary assets and liabilities are measured at historical rates. Gain or loss from these remeasurements was not significant for the three and nine months ended September 30, 2024 and 2023.

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

The Company releases income tax effects from other comprehensive income (loss) under the portfolio method. During the nine months ended September 30, 2024, the Company reclassified certain investments out of the available-for-sale debt security category. This reclassification resulted in the removal of unrealized gains or losses previously recorded in other comprehensive income (loss). The tax effects of these adjustments have been recognized, as a benefit of $2.1 million, in net loss to avoid stranded tax effects in other comprehensive income (loss).

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of net unrealized gain (loss) on available-for-sale debt securities, net of tax, and foreign currency translation adjustments from the Company's subsidiaries not using the U.S. dollar as their functional currency. Reclassification from other comprehensive income (loss) to net loss, which includes reclassification of stranded tax effects, was $2.7 million and $3.5 million in the three and nine months ended September 30, 2024, respectively, and there were no reclassifications from other comprehensive income (loss) to net loss in the three and nine months ended September 30, 2023. The tax effect related to net unrealized gain on remaining available-for-sale debt securities was zero in each of the three and nine months ended September 30, 2024 due to the valuation allowance in the current period that precludes the Company from recognizing the deferred tax benefit. The tax effects related to net unrealized gain on available-for-sale debt securities were $1.2 million and $2.4 million in the three and nine months ended September 30, 2023, respectively.

Disaggregation of Revenue

The Company classifies its customers into three payor types: (i) Institutions, including hospitals, medical institutions, other laboratories, governmental bodies, and large corporations, (ii) Insurance, or (iii) Patients who pay directly. The Company believes these classifications best depict how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. The following table summarizes revenue from contracts with customers by payor type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Revenue by payor
Institutional	$39,822	$35,164	$112,376	$100,238
Insurance	30,661	48,619	91,584	116,231
Patient	1,260	904	3,296	2,239
Total revenue	$71,743	$84,687	$207,256	$218,708

During three and nine months ended September 30, 2024, the Company experienced a change in estimate related to variable consideration. Zero and $1.8 million variable consideration were recognized in the three and nine months ended September 30, 2024, respectively, that related to COVID-19 test services completed in the prior periods due to collection efforts, which was included as revenue from insurance in the table above. The Company estimates variable consideration using the expected value method. Any changes in variable consideration estimates that affect transactions are accounted for on a cumulative catch-up basis. There was $18.9 million variable consideration recognized in the three and nine months ended September 30, 2023.

Contract Balances

Receivables from contracts with customers - Receivables from contracts with customers are included within trade accounts receivable on the Condensed Consolidated Balance Sheets. Net receivable from Insurance and Institutional customers represented 53% and 47%, respectively, as of September 30, 2024, and 39% and 61%, respectively, as of December 31, 2023.

Contracts assets and liabilities - Contract assets from contracts with customers associated with contract execution and certain costs to fulfill a contract are included in other current assets in the accompanying Condensed Consolidated Balance Sheets. The Company did not have any contract assets as of September 30, 2024 and December 31, 2023. Contract liabilities are recorded when the Company receives payment prior to completing its obligation to transfer goods or services to a customer. Contract liabilities are included in the current liabilities in Condensed Consolidated Balance Sheets. Revenues of $0.8 million and $1.6 million were recognized for the three and nine months ended September 30, 2024, respectively, and $0.7 million and $2.2 million were recognized for the three and nine months ended September 30, 2023, respectively, related to contract liabilities at the beginning of the respective periods.

Prior Period Reclassifications

Certain amounts reported in the prior period have been reclassified to conform with the current period presentation. The Company has separated prepaid income taxes from other current and long-term assets and separated customer deposits and contract liabilities from accrued liabilities and other liabilities in the Condensed Consolidated Statements of Cash Flow. The Company has also separated interest income and interest expenses from other income (expense) in the Condensed Consolidated Statements of Operations.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segments. This update improves reportable segment disclosure requirements and requires enhanced disclosures related to significant segment expenses regularly provided to the CODM, the amount for other segment items with descriptions of the composition, segment profit or loss, and clarification on if the CODM uses more than one measurement of a segment's profit or loss in assessing segment performance and deciding how to allocate resources. Amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impacts of this amendment on the consolidated financial statements and related disclosure.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures. This update requires more detailed information on certain income tax disclosures, including the income tax rate reconciliation and income taxes paid. Amendments in this update are effective for annual periods beginning December 15, 2024 for public entities, and early adoption is permitted. The Company is currently evaluating the impacts of this amendment on the consolidated financial statements and related disclosure.

The Company does not expect that any other recently issued accounting guidance will have a significant effect on its condensed consolidated financial statements.

Note 3. Equity and Debt Securities

The Company’s equity and debt securities consisted of the following:

	September 30, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Equity securities:
Long-term
Preferred stock of privately-held companies	$24,927	$—	$—	$24,927
Total equity securities	24,927	—	—	24,927
Available-for-sale debt securities
Short-term
U.S. government debt securities	84,449	192	(120)	84,521
U.S. agency debt securities	39,801	37	(65)	39,773
Corporate debt securities	16,398	36	(79)	16,355
U.S. treasury bills	9,977	2	—	9,979
Municipal bonds	4,406	—	(7)	4,399
Money market accounts	41,104	—	—	41,104
Less: Cash equivalents	(41,104)	—	—	(41,104)
Total debt securities due within 1 year	155,031	267	(271)	155,027
After 1 year through 5 years
U.S. government debt securities	368,295	5,028	(101)	373,222
U.S. agency debt securities	170,410	731	(150)	170,991
Corporate debt securities	54,661	588	(181)	55,068
Municipal bonds	2,475	4	(7)	2,472
Yankee debt securities	501	—	(22)	479
Total debt securities due after 1 year through 5 years	596,342	6,351	(461)	602,232
Total available-for-sale debt securities	751,373	6,618	(732)	757,259
Total equity and debt securities	$776,300	$6,618	$(732)	$782,186

	December 31, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Equity securities:
Long-term
Preferred stock of privately-held company	$15,000	$—	$—	$15,000
Total equity securities	15,000	—	—	15,000
Available-for-sale debt securities
Short-term
U.S. government debt securities	119,739	8	(1,765)	117,982
U.S. agency debt securities	72,310	—	(1,414)	70,896
U.S. treasury bills	69,214	36	—	69,250
Corporate debt securities	63,810	—	(792)	63,018
Money market accounts	38,291	—	—	38,291
Municipal bonds	5,557	1	(23)	5,535
Less: Cash equivalents	(38,291)	—	—	(38,291)
Total debt securities due within 1 year	330,630	45	(3,994)	326,681
After 1 year through 5 years
U.S. government debt securities	247,104	1,262	(578)	247,788
U.S. agency debt securities	156,150	161	(490)	155,821
Corporate debt securities	12,885	—	(765)	12,120
Municipal bonds	6,337	2	(48)	6,291
Yankee debt securities	752	—	(60)	692
Redeemable preferred stock investment	20,000	438	—	20,438
Total debt securities due after 1 year through 5 years	443,228	1,863	(1,941)	443,150
After 5 years through 10 years
Municipal bonds	868	1	(10)	859
Total debt securities due after 5 years through 10 years	868	1	(10)	859
Total available-for-sale debt securities	774,726	1,909	(5,945)	770,690
Total equity and debt securities	$789,726	$1,909	$(5,945)	$785,690

Gross unrealized losses on the Company’s equity and debt securities were $0.7 million and $5.9 million as of September 30, 2024 and December 31, 2023, respectively. Proceeds from sale of available-for-sale securities were $25.9 million and $101.5 million for the three and nine months ended September 30, 2024, respectively. Gross realized losses on the Company's available-for-sale securities were $0.1 million and $1.0 million for the three and nine months ended September 30, 2024, respectively, and the gross realized income was insignificant for the three and nine months ended September 30, 2024. There was no sale of available-for-sale securities or realized gain or loss for each of the three and nine months ended September 30, 2023. The cost of any marketable securities sold is based on the specific-identification method. The Company did not recognize any credit losses for its marketable available-for-sale debt securities during each of the three and nine months ended September 30, 2024 and 2023.

See Note 2, Summary of Significant Accounting Policies, for the reclassification of available-for-sale securities to equity securities and a credit loss of $10.1 million recorded in the three and nine months ended September 30, 2024 related to Helio Health.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the above three-tier fair value hierarchy:

	September 30, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Equity securities, debt securities and cash equivalents:
U.S. government debt securities	$457,743	$—	$457,743	$—
U.S. agency debt securities	210,764	—	210,764	—
Corporate debt securities	71,423	—	71,423	—
Money market accounts	41,104	41,104	—	—
Preferred stock of privately-held companies	24,927	—	—	24,927
U.S. treasury bills	9,979	9,979	—	—
Municipal bonds	6,871	—	6,871	—
Yankee debt securities	479	—	479	—
Total equity securities, debt securities and cash equivalents	$823,290	$51,083	$747,280	$24,927

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Equity securities, debt securities and cash equivalents:
U.S. government debt securities	$365,770	$—	$365,770	$—
U.S. agency debt securities	226,717	—	226,717	—
Corporate debt securities	75,138	—	75,138	—
U.S. treasury bills	69,250	69,250	—	—
Money market accounts	38,291	38,291	—	—
Redeemable preferred stock investment	20,438	—	—	20,438
Preferred stock of privately-held company	15,000	—	—	15,000
Municipal bonds	12,685	—	12,685	—
Yankee debt securities	692	—	692	—
Total equity securities, debt securities and cash equivalents	$823,981	$107,541	$681,002	$35,438

The Company’s Level 1 assets include U.S. treasury bills and money market instruments and are valued based upon observable market prices. Level 2 assets consist of U.S. government and U.S. agency debt securities, municipal bonds, corporate debt securities and Yankee debt securities. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. As of September 30, 2024, the Company had preferred stock of two privately-held companies, which were included in other long-term assets in the accompanying Condensed Consolidated Balance Sheets that were measured using unobservable (Level 3) inputs. For the value of the investment in private equity securities, the Company elected to measure them at cost minus impairment, as the preferred stock of the privately-held companies did not have a readily determinable fair value, and no impairment loss was recorded as of September 30, 2024.

There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2024 and 2023.

Note 5. Fixed Assets

Major classes of fixed assets consisted of the following:

	Useful Lives	September 30, 2024	December 31, 2023
		(in thousands)
Medical lab equipment	1 to 13 Years	$56,391	$56,025
Building improvements	6 months to 39 Years	26,518	7,748
Building	25 to 39 Years	21,689	9,781
Computer software	1 to 10 Years	8,181	7,982
Computer hardware	1 to 5 Years	7,343	6,805
Aircraft	7 Years	6,400	6,400
Furniture and fixtures	1 to 11 Years	4,130	3,860
Leasehold improvements	Shorter of lease term or estimated useful life	3,349	11,222
Land improvements	5 to 15 Years	904	904
Automobile	3 to 8 Years	581	445
General equipment	5 Years	108	115
Land		17,347	8,800
Assets not yet placed in service		2,982	15,010
Total		155,923	135,097
Less: Accumulated depreciation		(49,113)	(51,633)
Fixed assets, net		$106,810	$83,464

Depreciation expenses on fixed assets totaled $3.8 million and $12.4 million for the three and nine months ended September 30, 2024, respectively, and $4.3 million and $13.1 million for the three and nine months ended September 30, 2023, respectively.

Note 6. Other Significant Balance Sheet Accounts

Other current assets consisted of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Prepaid income taxes	$32,873	$12,675
Reagents and supplies	8,632	5,827
Prepaid expenses	7,070	7,744
Marketable securities interest receivable	6,310	4,994
Other receivable	1,270	1,319
Total	$56,155	$32,559

Accrued liabilities consisted of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Payroll liabilities	$5,466	$5,741
Accrued bonus and commission	4,613	6,255
Vacation accrual	4,171	3,543
Accrued legal liabilities	4,069	7,026
Operating lease liabilities - short term	1,481	3,957
Other accrued liabilities	4,062	4,215
Total	$23,862	$30,737

Accrued legal liabilities as of December 31, 2023 included a previously estimated $6.9 million in connection with the Company's voluntary disclosure process. Accrued legal liabilities as of September 30, 2024 included $1.0 million in connection with the SEC investigation and the reduced amount of $3.0 million in connection with the voluntary disclosure process each as further described in Note 8, Debt, Commitments, and Contingencies. Other accrued liabilities included short-term finance lease liabilities, health insurance liabilities, and third-party billing services.

Other long-term liabilities consisted of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Operating lease liabilities, long term	$4,662	$7,147
Notes payable, long term	2,493	2,964
Other long-term liabilities	4,660	4,973
Total	$11,815	$15,084

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

There is no inter-segment allocation of interest expense and income taxes. There is no inter-segment revenue and operating income or loss. Information regarding the Company’s operations and assets for its reportable segments as well as geographic information are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Revenue:
Laboratory services:
Precision diagnostics	$43,582	$36,691	$124,172	$96,531
Anatomic pathology	24,228	24,560	70,766	78,361
BioPharma services	3,933	4,496	10,201	20,687
COVID-19	—	18,940	2,117	23,129
Total laboratory services	71,743	84,687	207,256	218,708
Therapeutic development	—	—	—	—
Total	$71,743	$84,687	$207,256	$218,708

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Loss before income taxes:
Operating (loss) income
Laboratory services	$(11,396)	$3,565	$(39,973)	$(34,320)
Therapeutic development	(5,683)	(3,351)	(17,810)	(10,088)
Total operating loss	(17,079)	214	(57,783)	(44,408)
Total other (expense) income, net	(1,453)	6,646	13,872	15,519
(Loss) income before income taxes	$(18,532)	$6,860	$(43,911)	$(28,889)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Depreciation and amortization:
Laboratory services	$5,751	$6,244	$18,219	$19,110
Therapeutic development	169	175	517	500
Total	$5,920	$6,419	$18,736	$19,610

	September 30, 2024	December 31, 2023
	(in thousands)
Assets:
Laboratory services	$1,145,471	$1,146,192
Therapeutic development	88,292	89,136
Total	$1,233,763	$1,235,328

Geographic distribution of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Revenue:
United States	$65,703	$78,974	$189,052	$204,087
Foreign
China	2,785	3,428	9,366	8,210
Other countries	3,255	2,285	8,838	6,411
Total foreign	6,040	5,713	18,204	14,621
Total	$71,743	$84,687	$207,256	$218,708

Geographic distribution of property, plant and equipment, net:

	September 30, 2024	December 31, 2023
	(in thousands)
Fixed assets:
United States	$101,790	$77,938
Foreign
China	4,880	5,526
Other countries	140	—
Total foreign	5,020	5,526
Total	$106,810	$83,464

Note 8. Debt, Commitments, and Contingencies

Debt

Notes payable as of September 30, 2024 consisted of $2.9 million of notes payable related to an installment sale contract the Company entered in February 2022 for a building. The notes payable related to the installment sale are due in February 2030, and carry an interest rate of 1.08%. The current portion and noncurrent portion are $0.4 million and $2.5 million, respectively, and the noncurrent portion is included in the other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. The related interest expenses for the three and nine months ended September 30, 2024 and 2023 were not significant.

Purchase Obligations

From time to time, the Company enters into certain purchase commitments with its vendors, consisting primarily of services, reagent and supplies, computer software, and medical lab equipment. As of September 30, 2024, the Company had purchase obligations of $42.1 million, of which, $30.5 million is payable within 12 months, and the remainder, $11.6 million, is payable within the next 5 years.

Contingencies

From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business.

As previously disclosed in the Company’s periodic reports filed pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Company has received a Civil Investigative Demand, or CID, issued by the U.S. Department of Justice, or the DOJ, pursuant to the False Claims Act related to its investigation of allegations of medically unnecessary laboratory testing, improper billing for laboratory testing, and remuneration received or provided in violation of the Anti-Kickback Statute and the Stark Law. Among other things, this CID requests information and records relating to certain of the Company’s customers named in this CID.

Similar to other laboratories in the industry, the Company is currently being audited by the U.S. Health Resources and Services Administration, or HRSA, with respect to its reimbursement for COVID-19 tests furnished to patients believed to be uninsured. The Company recorded approximately $548.9 million of reimbursements from HRSA under the Uninsured Program during the years ended December 31, 2022, 2021, and 2020. There is uncertainty with respect to the methodology HRSA will use in its audit and whether and how HRSA will extrapolate audit results. The Company is working with HRSA’s auditors to resolve any issues related to its audit, including any reimbursed amounts that may need to be returned to HRSA. The Company has also received a CID issued by the DOJ pursuant to the False Claims Act related to the DOJ’s investigation that the Company submitted or caused to be submitted false claims to the Uninsured Program.

The Company is fully cooperating with the DOJ in connection with the CIDs that it has received. The Company cannot currently predict when these CID and HRSA audit matters will be resolved, the reasonable or likely outcome of these matters, or their potential impact, which may materially and adversely affect the Company’s business, prospects, and financial condition. The Company cannot reasonably estimate the loss or range of loss, if any, that may result from any material government investigations, audits, and reviews in which it is currently involved, given the inherent difficulty in predicting regulatory action, fines and penalties, if any, and the various remedies and levels of judicial review available to the Company in the event of an adverse finding. As a result, the Company has not recorded any liability related to these CID or audit matters.

In addition, and as previously disclosed, the SEC is conducting a non-public formal investigation, which relates to (i) the matters raised in the requests for the CID regarding allegations of medically unnecessary laboratory testing, improper billing for laboratory testing, and remuneration received or provided in violation of the Anti-Kickback Statute and the Stark Law and (ii) the Company’s Exchange Act reports filed for 2018 through 2020. On May 6, 2024, the SEC staff advised the Company that the SEC staff made a preliminary determination to recommend that the SEC file an enforcement action against the Company based on a corporate negligence theory, which, if authorized, would allege violations of Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Rules 13a-1, 13a-13, and 12b-20 thereunder. The Company and the SEC staff have been in communication regarding these matters, and the Company has fully cooperated with the SEC in its requests. While the Company does not believe that any enforcement recommendation is warranted and denies all liability, the Company has recorded a $1.0 million potential liability with respect to this matter. While the Company believes this amount is a reasonable estimate, the actual amount of liability, when and if, ultimately determined may be materially higher than this estimate.

In relation to a recent advisory opinion issued by the Office of Inspector General of the Department of Health and Human Services, or the OIG, the Company’s subsidiary, Symphony Buyer, Inc., or Inform Diagnostics, initiated a voluntary disclosure process with the appropriate government contact. The Company had previously estimated and recorded $6.9 million as a liability in its financial statements in connection with this voluntary disclosure. However, the Company has now reached a settlement in principle with the OIG for approximately $3.0 million and has now recorded $3.0 million for this liability in its condensed consolidated financial statements. This settlement in principle is subject to execution of a definitive settlement agreement. While this $3.0 million amount has been deemed reasonable by the Company's management, it could change as and if the definitive settlement agreement is finalized.

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

The Company’s headquarters are located in El Monte, California, which is comprised of various corporate offices and a laboratory certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, accredited by the College of American Pathologists, or CAP, and licensed by the State of California Department of Public Health. Other CLIA-certified laboratories are located in Coppell, Texas; Needham, Massachusetts; Phoenix, Arizona; and Alpharetta, Georgia.

The operating and finance lease right-of-use asset, short-term lease liabilities, and long-term lease liabilities as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
	(in thousands)
Operating lease ROU asset, net	$5,970	$10,838
Operating lease liabilities, short term	$1,481	$3,957
Operating lease liabilities, long term	$4,662	$7,147
Finance lease ROU asset, net	$909	$1,316
Finance lease liabilities, short term	$449	$544
Finance lease liabilities, long term	$448	$760

The following were operating and finance lease expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Operating lease cost	$767	$1,703	$3,744	$5,239
Finance lease cost:
Amortization of ROU assets	134	136	407	622
Interest on lease liabilities	9	15	32	67
Short-term lease cost	360	453	998	1,460
Total lease cost	$1,270	$2,307	$5,181	$7,388

Supplemental information related to operating and finance leases were the following:

September 30, 2024
Weighted-average remaining lease term, operating leases	6.13 years
Weighted-average discount rate, operating leases	5.28%
Weighted-average remaining lease term, finance lease	2.08 years
Weighted-average discount rate, finance lease	3.53%

The following is a maturity analysis of operating and finance lease liabilities using undiscounted cash flows on an annual basis with renewal periods included:

	Operating Leases	Finance Lease
	(in thousands)
Year Ending December 31,
2024 (remaining 3 months)	$443	$144
2025	1,743	420
2026	1,148	366
2027	1,043	—
2028	516	—
2029	533	—
Thereafter	1,960	—
Total lease payments	7,386	930
Less imputed interest	(1,243)	(33)
Total	$6,143	$897

Lessor

The Company leases out space in buildings it owns and leases to third-party tenants under noncancelable operating leases. As of September 30, 2024, the remaining lease term is 3 months, including renewal options and may include rent escalation clauses. Lease income primarily represents fixed lease payments from tenants recognized on a straight-line basis over the application lease term. Variable lease income represents tenant payments for real estate taxes, insurance, and maintenance. The lease income was included in other income, net, in the accompanying Condensed Consolidated Statements of Operations, and was not significant for three and nine months ended September 30, 2024 and 2023. Future lease payments from tenants as of September 30, 2024 are not significant.

Note 10. Equity-Based Compensation

The Company has included equity-based compensation expense as part of cost of revenue and operating expenses in the accompanying Condensed Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$1,940	$2,621	$5,948	$7,374
Research and development	3,583	3,782	11,563	10,900
Selling and marketing	931	1,189	2,983	3,644
General and administrative	4,466	3,310	13,579	9,572
Total	$10,920	$10,902	$34,073	$31,490

Note 11. Income Taxes

The Company recorded consolidated (benefit from) provision for income taxes of $(3.8) million and $(6.3) million for the three and nine months ended September 30, 2024, respectively, compared to $20.3 million and $12.0 million for the three and nine months ended September 30, 2023, respectively. The Company’s effective tax rates were 21% and 14% for the three and nine months ended September 30, 2024, respectively, compared to 296% and (42)% for the three and nine months ended September 30, 2023, respectively. The change in the effective tax rate compared to prior periods is due to the valuation allowance in the current period that precludes the Company from recognizing the full benefit from net operating losses.

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

The Company received $2.9 million and $9.8 million in income tax refunds in the three and nine months ended September 30, 2024, respectively, and zero and $0.7 million in the three and nine months ended September 30, 2023, respectively. The income tax refunds received, which were due to overpayment in prior years, were not netted in the income tax paid amounts included in the supplemental disclosure in the accompanying Condensed Consolidated Statements of Cash Flows.

During the three months ended September 30, 2024, the Company purchased $27.1 million worth of Investment Tax Credits, or ITCs, under the transferability provisions of the Inflation Reduction Act of 2022 for $24.6 million in cash. The $2.5 million difference between the purchase price and the face value of the credits has been recorded as an increase to the Company’s income tax benefit for the period. The $24.6 million cash payment was included in the income tax paid amounts included in the supplemental disclosure in the accompanying Condensed Consolidated Statements of Cash Flows.

The Company has utilized $0.4 million of the acquired credits on its 2023 tax return and carried back the remainder of $26.7 million to its 2020 tax year and filed a request for a refund. The full amount of $27.1 million is reflected as an increase in the Company’s prepaid income taxes in the other current assets in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2024.

Note 12. Loss per Share

The following table presents the calculation of basic and diluted loss per share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net loss attributable to Fulgent	$(14,648)	$(13,107)	$(36,820)	$(39,676)

Weighted-average common shares - outstanding, basic	30,416	30,013	30,095	29,789
Weighted-average common shares - outstanding, diluted	30,416	30,013	30,095	29,789

Loss per share:
Basic	$(0.48)	$(0.44)	$(1.22)	$(1.33)
Diluted	$(0.48)	$(0.44)	$(1.22)	$(1.33)

The following securities have been excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive due to the Company's net loss position:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Stock options	228	215	228	212
Restricted stock units	2,177	1,315	2,177	1,196
Contingently issuable shares	—	371	—	371

In the three and nine months ended September 30, 2023, the Company also had contingently issuable shares for shares held back in connection with the business combination of Fulgent Pharma, or Pharma Hold Back Shares. In May 2024, the Company released the remaining Pharma Hold Back Shares such that no shares remain contingently issuable in connection with the business combination of Fulgent Pharma.

Note 13. Related Parties

Linda Marsh, who is a member of the Company’s Board of Directors, or the Board, currently serves as the Senior Executive Vice President of AHMC Healthcare Inc., or AHMC. The Company performs testing services, on an arms-length basis, for AHMC, and recognized an insignificant amount and $0.1 million in revenue from AHMC in the three and nine months ended September 30, 2023, respectively. The revenue recognized for the three and nine months ended September 30, 2024 was not significant. As of September 30, 2024 and December 31, 2023, insignificant amounts were owed to the Company by AHMC, which is included in trade accounts receivable, net, in the accompanying Condensed Consolidated Balance Sheets, in connection with this relationship.

Ming Hsieh, the Chief Executive Officer and Chairperson of the Board, is on the board of directors and an approximately 20% owner of ANP, with which the Company entered into certain drug-related licensing and development service agreements. The Chief Executive Officer of Fulgent Pharma, Ray Yin, is the Founder, President and Chief Technology Officer of ANP. The Company incurred $0.6 million and $1.6 million related to the licensing and development services in the three and nine months ended September 30, 2024, respectively, and $0.4 million and $1.9 million in the three and nine months ended September 30, 2023, respectively. As of September 30, 2024 and December 31, 2023, the Company owed $0.2 million and zero, respectively, to ANP in connection with these relationships. The Company also entered into an employee service agreement with ANP in April 2023 and recognized an insignificant amount and $0.1 million in the three and nine months ended September 30, 2024, respectively, and insignificant amounts in each of the three and nine months ended September 30, 2023. Insignificant amounts were owed to the Company by ANP in connection with the employee service agreement as of September 30, 2024 and December 31, 2023.

Note 14. Goodwill and Acquisition-Related Intangibles

There was no change in the carrying amount in the nine months ended September 30, 2024. Goodwill as of September 30, 2024 and December 31, 2023 by reporting unit was as follows:

	September 30, 2024	December 31, 2023
	(in thousands)
Goodwill:
Laboratory services	$—	$—
Therapeutic development	22,055	22,055
Total	$22,055	$22,055

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

Therapeutic Development

Based upon the results of the quantitative assessments the Company performed as of December 31, 2023, the Company concluded that the fair values of the therapeutic development reporting unit and the IPR&D asset at December 31, 2023, were greater than the carrying values and that there was no impairment. There have been no significant changes in the nine months ended September 30, 2024.

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

Summaries of intangible asset balances as of September 30, 2024 and December 31, 2023 were as follows:

	Weighted-Average Amortization Period	September 30, 2024	December 31, 2023
		(in thousands)
Laboratory Services:
Customer Relationships	13 Years	$83,132	$83,119
Less: accumulated amortization		(17,482)	(12,586)
Customer relationships, net		65,650	70,533

Royalty-free technology	10 Years	5,271	5,211
Less: accumulated amortization		(1,801)	(1,390)
Royalty-free technology, net		3,470	3,821

Trade name	8 Years	3,790	3,790
Less: accumulated amortization		(1,277)	(906)
Trade name, net		2,513	2,884

Laboratory information system platform	5 Years	1,860	1,860
Less: accumulated amortization		(1,178)	(899)
Laboratory information system platform, net		682	961

In-place lease intangible assets	5 Years	360	360
Less: accumulated amortization		(168)	(116)
In-place lease intangible assets, net		192	244

Purchased patent	10 Years	28	28
Less: accumulated amortization		(10)	(8)
Purchased patent, net		18	20
Total		72,525	78,463

Therapeutic Development:
In-process research & development	n/a	64,590	64,590
Total		64,590	64,590
Total intangible assets, net		$137,115	$143,053

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

Amortization of intangible assets was $2.0 million and $6.0 million in the three and nine months ended September 30, 2024, respectively, and $2.0 million and $5.9 million for the three and nine months ended September 30, 2023, respectively.

Based on the carrying value of finite-lived intangible assets recorded as of September 30, 2024, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for intangible assets is expected to be as follows:

Amounts
(in thousands)
Year Ending December 31,
2024 (remaining 3 months)	$1,996
2025	7,985
2026	7,678
2027	7,216
2028	7,181
2029	6,924
Thereafter	33,545
Total	$72,525

Note 15. Stock Repurchase Program

In March 2022, the Board authorized a $250.0 million stock repurchase program. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions. The stock repurchase program has no expiration from the date of authorization.

During the three and nine months ended September 30, 2024, the Company repurchased zero and 10,000 shares of its common stock, respectively, at an aggregate cost of $0.2 million, under the stock repurchase program. During the three and nine months ended September 30, 2023, the Company repurchased 80,000 shares of its common stock at an aggregate cost of $2.2 million. As of September 30, 2024, a total of approximately $150.5 million remained available for future repurchases of its common stock under the stock repurchase program.

Note 16. Retirement Plans

The Company offers a 401(k) retirement savings plan, or the 401(k) Plan, for its employees, including its executive officers, who satisfy certain eligibility requirements. The Internal Revenue Code of 1986, as amended, allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) Plan. The Company matches contributions to the 401(k) Plan based on the amount of salary deferral contributions the participant makes to the 401(k) Plan. The Company provides safe harbor match of the employee contribution to his or her 401(k) Plan account. Total Company matching contributions to the 401(k) Plan were $1.2 million and $3.1 million for the three and nine months ended September 30, 2024, respectively, and $0.7 million and $2.5 million for the three and nine months ended September 30, 2023, respectively.

Note 17. Subsequent Events

As of November 8, 2024, the Company has received the full amount of $26.7 million of ITCs that were carried back to the 2020 tax year in cash. See Note 11, Income taxes, for more details.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Statement of Operation Data:	(in thousands, except percentages)
Revenue	$71,743	$84,687	$(12,944)	(15)%	$207,256	$218,708	$(11,452)	(5)%
Cost of revenue	44,972	44,843	129	0%	131,890	139,481	(7,591)	(5)%
Gross profit	26,771	39,844	(13,073)	(33)%	75,366	79,227	(3,861)	(5)%
Operating expenses:
Research and development	11,783	10,014	1,769	18%	36,703	29,488	7,215	24%
Selling and marketing	9,124	10,161	(1,037)	(10)%	26,708	30,967	(4,259)	(14)%
General and administrative	20,950	17,498	3,452	20%	63,765	57,293	6,472	11%
Amortization of intangible assets	1,993	1,957	36	2%	5,973	5,887	86	1%
Total operating expenses	43,850	39,630	4,220	11%	133,149	123,635	9,514	8%
Operating (loss) income	(17,079)	214	(17,293)	(8081)%	(57,783)	(44,408)	(13,375)	30%
Other income (expenses):
Interest income	8,090	6,472	1,618	25%	23,181	15,802	7,379	47%
Interest expense	(14)	(70)	56	(80)%	210	(625)	835	(134)%
Impairment of available-for-sale debt securities	(10,073)	—	(10,073)	*	(10,073)	—	(10,073)	*
Other income, net	544	244	300	123%	554	342	212	62%
Total other (expense) income, net	(1,453)	6,646	(8,099)	(122)%	13,872	15,519	(1,647)	(11)%
(Loss) income before income taxes	(18,532)	6,860	(25,392)	(370)%	(43,911)	(28,889)	(15,022)	52%
(Benefit from) provision for income taxes	(3,838)	20,326	(24,164)	(119)%	(6,281)	12,016	(18,297)	(152)%
Net loss from consolidated operations	(14,694)	(13,466)	(1,228)	9%	(37,630)	(40,905)	3,275	(8)%
Net loss attributable to noncontrolling interests	46	359	(313)	(87)%	810	1,229	(419)	(34)%
Net loss attributable to Fulgent	$(14,648)	$(13,107)	$(1,541)	12%	$(36,820)	$(39,676)	$2,856	(7)%

* not meaningful

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Revenue from laboratory services:
Precision diagnostics	$43,582	$36,691	$6,891	19%	$124,172	$96,531	$27,641	29%
Anatomic pathology	24,228	24,560	(332)	(1)%	70,766	78,361	(7,595)	(10)%
BioPharma services	3,933	4,496	(563)	(13)%	10,201	20,687	(10,486)	(51)%
COVID-19	—	18,940	(18,940)	(100)%	2,117	23,129	(21,012)	(91)%
Total laboratory services	$71,743	$84,687	$(12,944)	(15)%	$207,256	$218,708	$(11,452)	(5)%

Revenue decreased by $12.9 million, or (15)%, from $84.7 million in the three months ended September 30, 2023 to $71.7 million in the three months ended September 30, 2024. The decrease in revenue was due to decreases of $18.9 million in COVID-19 testing services, $0.6 million in BioPharma services, and $0.3 million in anatomic pathology, partially offset by an increase of $6.9 million in precision diagnostics.

Revenue decreased by $11.5 million, or (5)%, from $218.7 million in the nine months ended September 30, 2023 to $207.3 million in the nine months ended September 30, 2024. The decrease in revenue was due to decreases of $21.0 million in COVID-19 testing services, $10.5 million in BioPharma services, $7.6 million in anatomic pathology, and partially offset by an increase of $27.6 million in precision diagnostics.

The increase in precision diagnostics revenue was due to a growth in our reproductive health services and growth in our specialized oncology tests and testing services. The decrease in anatomic pathology services was due to decreased reimbursement rates from third-party payors. We have also experienced, and expect to continue to experience, seasonality in our anatomic pathology testing services which are dependent on patients being treated by healthcare providers. The volume of our anatomic pathology testing services can fluctuate during holiday periods and can decline due to extreme adverse weather conditions. The decrease in BioPharma services was attributed to timing of BioPharma service projects. We also expect that our BioPharma services revenue may continue to fluctuate from period to period due in part to the length of the sales cycle and variation in timing amongst projects. The decrease in COVID-19 testing services was primarily due to revenue recorded for testing services completed in the prior periods and ceased testing operations at the end of March 2023.

We believe the factors that will affect our ability to grow or maintain these revenue streams are 1) the average price point we offer and the reimbursement rate from third-party payors; 2) the concentration of our payor base; 3) the competitive advantage we have due to our broad and flexible test menu, detection rate, and turnaround times; and 4) growth in size of an addressable market. Estimated collection amounts from third-party payors are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs.

Our customer base includes insurance, institutional, and individual payors. In some periods, our revenue is concentrated on a smaller number of customers. For the laboratory services business, aggregating customers that are under common control, one customer comprised of $16.2 million, or 23%, of total revenue in the three months ended September 30, 2024, and contributed $45.7 million, or 22%, of total revenue in the nine months ended September 30, 2024. The same customer contributed $12.2 million, or 14%, of total revenue in the three months ended September 30, 2023, and contributed $24.8 million, or 11%, of the Company’s total revenue in the nine months ended September 30, 2023. To reduce this revenue concentration risk, we continue to focus on increasing the number of customers and thereby reducing the concentration.

Revenue from non-U.S. sources increased by $0.3 million, or 6%, from $5.7 million in the three months ended September 30, 2023 to $6.0 million in the three months ended September 30, 2024. Revenue from non-U.S. sources increased by $3.6 million, or 25%, from $14.6 million in the nine months ended September 30, 2023, to $18.2 million in the nine months ended September 30, 2024. The increase in revenue from non-U.S. sources between periods were primarily due to new foreign customers and increased sales of our testing services to some of our existing non-U.S. customers.

Cost of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$44,972	$44,843	$129	0%	$131,890	$139,481	$(7,591)	(5)%
Cost of revenue as a % of revenue	63%	53%			64%	64%

Our consolidated cost of revenue was flat in the three-month periods ended September 30, 2024 and 2023.

Our consolidated cost of revenue decreased by $7.6 million, or 5%, from $139.5 million in the nine months ended September 30, 2023 to $131.9 million in the nine months ended September 30, 2024. The decrease in consolidated cost of revenue was due to decreases of $5.6 million in consulting and outside labor costs, $1.7 million in software expenses, $1.0 million in shipping and handling expenses, related to the cessation of COVID-19 testing operations, closure of a laboratory, and efforts of optimizing cost structures mentioned above, partially offset by an increase of $0.9 million in reagents and supply expenses.

Our consolidated cost of revenues as a percentage of revenue increased from 53% in the three months ended September 30, 2023 to 63% in the three months ended September 30, 2024, due to revenue recorded in 2023 for COVID-19 testing services completed in the prior periods due to collection efforts. Our consolidated cost of revenues as a percentage of revenue was flat in the nine-month periods ended September 30, 2024 and 2023.

Our gross profit decreased by $13.1 million, or 33%, from $39.8 million in the three months ended September 30, 2023 to $26.8 million in the three months ended September 30, 2024, and decreased by $3.9 million, or 5%, from $79.2 million in the nine months ended September 30, 2023 to $75.4 million in the nine months ended September 30, 2024. Our gross profit as a percentage of revenue, or gross margin, decreased from 47% in the three months ended September 30, 2023 to 37% in the three months ended September 30, 2024, and was flat in the nine-month periods ended September 30, 2024 and 2023. The decreases were primarily due to revenue recorded in 2023 for COVID-19 testing services completed in the prior periods due to collection efforts.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Research and development
Laboratory services	$6,980	$7,448	$(468)	(6)%	$21,635	$21,760	$(125)	(1)%
Therapeutic development	4,803	2,566	2,237	87%	15,068	7,728	7,340	95%
Total research and development	$11,783	$10,014	$1,769		$36,703	$29,488	$7,215

Research and development expenses for the laboratory services business were mainly for developing our technology and testing services and were flat for both periods.

Research and development expenses for the therapeutic development business were primarily related to the development of FID-007. The expenses increased by $2.2 million, or 87%, from $2.6 million in the three months ended September 30, 2023 to $4.8 million in the three months ended September 30, 2024, and increased by $7.3 million, or 95%, from $7.7 million in the nine months ended September 30, 2023 to $15.1 million in the nine months ended September 30, 2024. The increase was primarily due to increased expenses related to the drug study with our contract research organizations. We anticipate research and development expenditures for this segment to continue to increase as we began enrollment for the phase 2 study of FID-007 in the second quarter of 2024. We expect to enroll approximately 40 patients at various sites for this clinical trial and to complete enrollment by late 2025. We anticipate research and development expenditures to continue to increase as and if the pace of our enrollment for the phase 2 study for FID-007 increases and as we continue the development of FID-007 and other potential therapeutic candidates.

Selling and Marketing

Our consolidated selling and marketing expenses decreased by $1.0 million, or 10%, from $10.2 million in the three months ended September 30, 2023 to $9.1 million in the three months ended September 30, 2024. The decrease in consolidated selling and marketing expenses was due to decreases of $0.6 million in marketing expenses and $0.5 million in facility expense.

Our consolidated selling and marketing expenses decreased by $4.3 million, or 14%, from $31.0 million in the nine months ended September 30, 2023 to $26.7 million in the nine months ended September 30, 2024. The decrease in consolidated selling and marketing expenses was primarily due to decreases of $1.3 million in facility expenses, $1.2 million in consulting and outside labor costs, $1.0 million in marketing expenses, $0.5 million in depreciation expenses, and $0.4 million in commission.

The change in selling and marketing expenses for both periods is mainly due to discontinued marketing efforts related to the COVID-19 business and decreased revenue in BioPharma and anatomic pathology services. The decrease in facility expenses was due to terminations of certain leases.

General and Administrative

Our consolidated general and administrative expenses increased by $3.5 million, or 20%, from $17.5 million in the three months ended September 30, 2023 to $21.0 million in the three months ended September 30, 2024. The increase in consolidated general and administrative expenses was due to increases of $4.2 million in personnel costs including equity-based compensation expenses, and $3.3 million in provision for credit losses, partially offset by decreases of $3.1 million in legal expenses, $0.5 million in facility expenses, and $0.4 million in depreciation expenses.

Our consolidated general and administrative expenses increased by $6.5 million, or 11%, from $57.3 million in the nine months ended September 30, 2023 to $63.8 million in the nine months ended September 30, 2024. The increase in consolidated general and administrative expenses was due to increases of $9.5 million in personnel expense including equity-based compensation expenses and $1.1 million in provision for credit losses, partially offset by decreases of $2.7 million in legal expenses and $1.4 million in business insurance.

The increase in personnel expenses was primarily due to equity awards granted after the third quarter of 2023; the decrease in legal expenses was due to reversal of overly accrued legal liabilities; the decrease in business insurance was due to savings from consolidating coverages and service providers; and the change in facility expenses was due to the relocation of certain facilities and termination of certain leases.

Amortization of Intangible Assets

Amortization of intangible assets represents amortization expenses on the intangible assets that arose from the business combinations in prior years. The Company did not have any new business combinations in the current period.

Other Income (Expenses)

Other income, net, is primarily comprised of interest income, which was $8.1 million and $23.2 million in the three and nine months ended September 30, 2024, respectively, and $6.5 million and $15.8 million in the three and nine months ended September 30, 2023, respectively, and impairment of available-for-sale debt securities of $10.1 million in each of the three and nine months ended September 30, 2024. This interest income included interest earned on marketable securities and realized gain or loss on sale of marketable securities. The increase in interest income was primarily due to increased interest rates on marketable securities relative to the prior comparative period.

(Benefit from) Provision for Income Taxes

(Benefit from) provision for income taxes was $(3.8) million and $(6.3) million for the three and nine months ended September 30, 2024, respectively, compared with $20.3 million and $12.0 million for the three and nine months ended September 30, 2023, respectively. The effective tax rates were 21% and 14% for the three and nine months ended September 30, 2024, respectively, compared to 296% and (42)% for the three and nine months ended September 30, 2023. The change in the effective tax rate compared to prior period is due to the valuation allowance in the current period that precludes us from recognizing the benefit from our net operating losses.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest represents net loss attributable to the minority shareholders from entities not wholly owned.

Liquidity and Capital Resources

Liquidity and Sources of Cash

We had $815.4 million and $847.7 million in cash, cash equivalents, restricted cash, and marketable securities as of September 30, 2024 and December 31, 2023, respectively. Our marketable securities primarily consist of U.S. government and U.S. agency debt securities, U.S. treasury bills, corporate bonds, municipal bonds, and Yankee debt securities.

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

Cash Flows

The following table summarizes our cash flows for each of the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash (used in) provided by operating activities	$(3,958)	$12,070
Net cash (used in) provided by investing activities	$(30,897)	$14,628
Net cash used in financing activities	$(4,520)	$(21,834)

Operating Activities

During the nine months ended September 30, 2024, our operations used $4.0 million of cash, as compared to $12.1 million provided in the nine months ended September 30, 2023. The decrease in cash from operating activities in the nine months ended September 30, 2024, as compared with the corresponding period in 2023 was primarily due to ITCs purchased for $24.6 million in cash in 2024, partially offset by the timing of cash payments for operating expenses. We expect to incur more operating expenses and use more cash in operating activities in the coming quarters as a result of our planned and ongoing clinical trials for FID-007 and as we continue to invest resources to grow our laboratory services business.

Investing Activities

The cash provided by or used in investing activities are impacted by capital expenditures for operation needs and timing of payments, timing of maturities of marketable securities, and discretionary business combinations and other investment.

Cash used in investing activities in the nine months ended September 30, 2024 was $30.9 million, which primarily represents $374.2 million for purchases of marketable securities and $36.5 million for purchases of fixed assets, including real estate consisting of the property where our Alpharetta, Georgia laboratory is located, partially offset by proceeds of $278.0 million from maturities of marketable securities and proceeds of $101.5 million from sales of marketable securities.

Cash provided by investing activities in the nine months ended September 30, 2023 was $14.6 million, which primarily represents proceeds of $376.9 million from maturities of marketable securities, partially offset by $343.6 million for purchases of marketable securities and $19.1 million on purchases of fixed assets, including real estate.

Financing Activities

Cash used in financing activities in the nine months ended September 30, 2024 was $4.5 million, which primarily related to $2.7 million common stock withholding for employee tax obligations and $1.2 million for repayment of the notes payable.

Cash used in financing activities in the nine months ended September 30, 2023 was $21.8 million, which primarily related to $15.0 million repayment to the margin loan account, $2.4 million repayment to the notes payable, $2.2 million repurchase of common stock, and $1.6 million common stock withholding for employee tax obligations.

We do not expect to use any credit facilities for the foreseeable future due to the strong cash position as of September 30, 2024.

Stock Repurchase Program

In March 2022, the Board authorized a $250.0 million stock repurchase program. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions. The stock repurchase program has no expiration from the date of authorization.

During the three and nine months ended September 30, 2024, we repurchased zero and 10,000 shares of our common stock, respectively, at an aggregate cost of $0.2 million, under the stock repurchase program. During the three and nine months ended September 30, 2023, we repurchased 80,000 shares of our common stock at an aggregate cost of $2.2 million under the stock repurchase program. As of September 30, 2024, a total of approximately $150.5 million remained available for future repurchases of our common stock under the stock repurchase program.

Critical Accounting Policies and Use of Estimates

There have been no material changes to our critical accounting policies or estimates from the information provided in Part II, “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the 2023 Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see Part II, “Item 7A, Quantitative and Qualitative Disclosures About Market Risk,” in our 2023 Annual Report. There were no material changes during the nine months ended September 30, 2024.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control (as required by Rule 13a-15(b) under the Exchange Act) over the financial reporting during the three and nine months ended September 30, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in legal proceedings and similar matters arising in the ordinary course of our business. As disclosed in Note 8, Debt, Commitments, and Contingencies, to the condensed consolidated financial statements, we are engaged in certain legal proceedings, claims, investigations, audits, and voluntary disclosure processes; and the disclosure set forth in Note 8 relating to these certain legal matters is incorporated herein by reference.

The outcome of these matters is inherently uncertain, and there can be no assurances that favorable outcomes will be obtained.

Regardless of outcome, such matters can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, and reputational harm, among other factors.

Item 1A. Risk Factors.

Except as set forth in the Company’s Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2024 and June 30, 2024, filed with the SEC on May 3, 2024 and August 2, 2024, respectively, there have been no material changes to the risk factors set forth in Part I, “Item 1A, Risk Factors,” of the 2023 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

To date, we have used $190.8 million of the net proceeds from sales of our common stock, of which, $4.5 million was used for contributions to FF Gene Biotech, prior to the FF Gene Biotech acquisition; $170.5 million was used to fund the Company’s operations and a business combination; and $15.8 million was used to pay off the investment margin loan. All other net proceeds from sales of our common stock are invested in investment-grade and interest-bearing securities, such as U.S. government and U.S. agency debt securities, corporate bonds, and municipal bonds. There has been no material change in the planned use of proceeds from the sales of our common stock from that described in the applicable prospectus.

Information on Share Repurchases

In March 2022, our Board authorized a $250.0 million stock repurchase program. The stock repurchase program has no expiration from the date of authorization. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions. All purchases listed below were made in the open market at prevailing market prices and were executed pursuant to trading plans we adopted pursuant to Rule 10b5-1 under the Exchange Act.

There were no repurchases of shares pursuant to the stock repurchase program during the three months ended September 30, 2024. As of September 30, 2024, a total of approximately $150.5 million remained available for future repurchases of its common stock under the stock repurchase program.

Item 5. Other Information

Rule 10b5-1 trading arrangements

During the three and nine months ended September 30, 2024, none of our directors or officers adopted or terminated “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

FULGENT GENETICS, INC.

Date: November 8, 2024	By:	/s/ Ming Hsieh
Ming Hsieh
Chief Executive Officer (principal executive officer)

Date: November 8, 2024	By:	/s/ Paul Kim
Paul Kim
Chief Financial Officer (principal financial and accounting officer)