Form 10-K
period 2024-12-31
Fulgent Genetics, Inc.
filed 2025-02-28
CIK 1674930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company Emerging growth company	☐ ☐

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2024 (computed by reference to the price at which the registrant’s common stock was last sold on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the Nasdaq Global Market) was approximately $325.6 million. For purposes of this calculation, it has been assumed that all shares of the registrant’s common stock held by directors, executive officers and persons beneficially owning 5% or more of the registrant’s common stock are held by affiliates; however, the treatment of these persons as affiliates for purposes of this calculation is not, and shall not be considered, a determination as to whether such persons are affiliates of the registrant for any other purpose.

As of February 24, 2025, there were 30,829,454 outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement for its 2025 annual meeting of stockholders are incorporated by reference in Part III of this report.

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
•
our ability to effectively respond to the results of payor audits and government audits and investigations, such as our currently ongoing U.S. Department of Health Resources and Services Administration, or HRSA, audit and Civil Investigative Demands, or CIDs;
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
•
our ability to obtain and maintain protection of our trade secrets, licensed intellectual property, patent rights, and other intellectual property rights and to not infringe upon the rights of others;
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

ii

PART I

Item 1. Business.

Overview

We are a technology-based company with a well-established laboratory services business and a therapeutic development business. Our laboratory services business includes technical laboratory and testing services and professional interpretation of laboratory results by licensed physicians. Our therapeutic development business is focused on developing drug candidates for treating a broad range of cancers using a novel nanoencapsulation and targeted therapy platform designed to improve the therapeutic window and pharmacokinetic profile, or PK profile, of new and existing cancer drugs.

Mission and Vision

Founded in 2011, Fulgent began with two simple ideas: flexibility and affordability. We offer and develop flexible and affordable diagnostic and genetic tests and laboratory services designed to improve patient care and quality of life. We strive to provide the most effective and wide-ranging genetic and diagnostic testing menu on the market. Our long-term vision is to transform from a diagnostic business into a fully integrated precision medicine company.

Our Laboratory Services Business

We have broad testing capabilities with a testing and testing services menu that is scalable and affordable to our customers. Our testing services include:

Comprehensive anatomic pathology testing services, including gastrointestinal pathology, dermatopathology, urologic pathology, breast pathology, neuropathology, and hematopathology. These services are supported by our expansive geographic presence with Clinical Laboratory Improvement Amendments of 1988, or CLIA, licensed laboratories in the United States.

Precision diagnostics testing services, including next-generation sequencing, or NGS, tests for biopharma research and clinical tests for rare disease, hereditary cancer, reproductive health, and many other disease subtypes. Our precision diagnostic testing also includes specialized oncology services that utilize a wide array of technologies. These services include flow cytometry; cytogenetic analysis; fluorescence in-situ, or FISH; immunohistochemistry; molecular genetics; NGS; and consultations in hematopathology and surgical pathology.

We also offer testing services to pharmaceutical or biotech companies, contract research organizations, or CROs, or sponsored testing programs, which we call BioPharma services.

Picture is a patient-centric telemedicine platform that prioritizes patient convenience and education, giving consumers the power to initiate testing and access to clinical support. Picture tests help individuals identify important health markers to empower their personal health journey.

Our Laboratory Services Technology Platform

Our proprietary technology platform for our laboratory services business includes proprietary gene probes, data suppression and comparison algorithms, adaptive learning software, and proprietary laboratory information management systems. This platform provides a broad test menu, the ability to rapidly develop and launch new tests, customizable test offerings, lower cost per test, and high efficiency. As an example, this technology platform allowed us to rapidly respond to the 2019 novel coronavirus disease, or COVID-19, pandemic and scale our business to provide COVID-19 tests with reliable results and rapid turnaround time in a way that surpassed even our largest competitors. We are proud that through this effort we supplied approximately 19.4 million COVID-19 tests from 2020 through 2023.

Our Therapeutic Development Business - Fulgent Pharma

In 2022, we completed our acquisition of Fulgent Pharma Holdings, Inc., or Fulgent Pharma. Our efforts at Fulgent Pharma are based on a novel nano-drug delivery platform technology capable of delivering various water insoluble or poorly soluble drugs. Nano-drug delivery, or nanoencapsulation, refers to a technology where active pharmaceuticals are encapsulated within miniature capsules to protect and control the release of these pharmaceuticals in a targeted manner. Unlike other nano drug delivery materials such as Human Serum Albumin, which is only soluble in water, our nano-drug delivery materials used for our drug candidates in development are soluble not only in water, but also in various organic solvents, as well as capable of hot melt mixing with active pharmaceutical ingredients, or APIs. We believe these advantages will allow us to generate a much broader range of drug candidate formulations, particularly amorphous drug candidate formulations, which can be used for both intravenous, or IV, and oral formulations with a goal to improve the PK profile, as well as safety and efficacy, for encapsulated drugs and therapeutics.

The goal of our nano-drug delivery platform is to develop drug candidates to treat various diseases for which we believe the current standard of care is inadequate or may be improved. The target markets for these drug candidates are large and well-established, as shown in the figures below:

Note: U.S. opportunity shown

Sources: Evaluate Pharma, Wall Street research, and management pricing expectations

1.
Head & Neck, or H&N, market opportunity for both 2nd line and 3rd line therapy
2.
Ampullary market opportunity for 2nd line therapy

Our current research and development progress for certain of our candidates and assets is shown in the pipeline chart below.

Our Laboratory Services Customers

We currently classify our customers in our laboratory services business by their payor types: (i) Insurance; (ii) Institutional, including hospitals, medical institutions, other laboratories, governmental bodies, payors, municipalities, and large corporations; and (iii) Patients who pay directly. Typically, we bill our Institutional customers for our tests, and testing services, and they are responsible for paying us directly. A small percentage of our customers are patients, who elect to pay for tests or testing services themselves with out-of-pocket payments after their physicians have ordered our tests or testing services.

We consider each single billing and paying unit to be an individual customer, even though a unit may represent multiple physicians and healthcare providers ordering tests and testing services. Aggregating customers that are under common control, one of our customers contributed $62.6 million or 22% of our total revenue in 2024, and $35.7 million or 12% of our total revenue in 2023.

Laboratory Services Sales and Marketing

Our sales and marketing force for our laboratory services business currently consists of internal teams of sales and marketing professionals, respectively, with deep experience in our industry, as well as a network of primarily U.S. field-based sales representatives who are knowledgeable about our tests and testing services. Historically, we have significantly relied on organic growth and word-of-mouth among our customers to generate interest in our tests, which we believe demonstrates the value of our offerings. In recent years, we have invested significant time and capital to strengthen our sales and marketing efforts, including increasing the size and restructuring the organization of our internal team, re-focusing our initiatives and strategies, and increasing the overall scope of our marketing activities. On a regular basis, we continue to evaluate the need to grow the size of our sales team and marketing resources.

Laboratory Services Research and Development

We have assembled a highly qualified team with expertise in a number of fields important to our business, such as bioinformatics, genetics, software engineering, laboratory management, drug development, and sales and marketing. This team conducts all of our research and development activities related to our laboratory services business, including efforts to develop and curate our expansive library of genetic information and further expand our testing and testing services technology platform.

Fulgent Pharma-Pre-Clinical Studies and Clinical Trials

FID-007 Phase 1/1b Clinical Trial

FID-007, nanoencapsulated paclitaxel, is currently being investigated in the United States to treat patients diagnosed with various cancers including H&N, ampullary, and pancreatic cancer. We have released preliminary data and completed enrollment for a Phase1/1b dose escalation/expansion clinical trial for evaluation of FID-007 in treating patients diagnosed with advanced solid tumors. This Phase 1/1b is being conducted at clinical trial sites in the United States and has enrolled 50 patients. In this trial and to date, we observed FID-007 to have a manageable safety profile and observed preliminary evidence of anti-tumor activity in heavily pre-treated patients across various tumor types. The PK observed was linear, dose proportional, and comparable to that of nab paclitaxel. No neuropathy above grade two was observed.

FID-007 Phase 2 Clinical Trial

We began enrollment of a Phase 2, randomized, multi-center, open-label trial of FID-007 in patients with recurrent or metastatic H&N squamous cell carcinoma at various sites in the United States in the second quarter of 2024. Up to 46 patients will be randomly assigned (1:1) to one of two treatment arms: Arm A: FID-007 (75 mg/m2) plus cetuximab or Arm B: FID-007 (125 mg/m2) plus cetuximab. We expect to complete the trial by early 2026. We currently anticipate releasing preliminary data for this trial in or around June 2025 and final results in or around June 2026. Assuming favorable results, we plan to investigate FID-007 in a Phase 3 registrational clinical trial in patients diagnosed with H&N squamous cell carcinoma, and potentially seek regulatory approval in the United States through the 505(b)(2) pathway, which may shorten the clinical trial process and accelerate potential commercialization.

FID-022 and ADC Pre-Clinical Development

We are also continuing to engage in other clinical and preclinical development utilizing our nano-drug delivery platform. In our preclinical studies, we observed our second drug candidate, FID-022, nanoencapsulated SN38, to have superior efficacy over irinotecan in various xenograft cancer models, including colon, bile duct, ovarian, and pancreatic cancers, with no significant unexpected toxicity observed in both rat and monkey Good Laboratory Practice, or GLP, toxicity studies. We plan to next evaluate FID-022 in a Phase 1/1b clinical trial in patients diagnosed with these cancers. The IND for this trial was cleared by the FDA in January 2025. In connection with this trial, we plan to enroll 42 patients at sites located in the United States and to begin dosing patients for this trial in mid-2025.

In addition, we have also made a significant advancement in development of antibody drug conjugates, or ADCs, using our novel patented linker and payload platform technology. In preclinical studies, we observed our ADC to have better efficacy over different tumors with a broad range of target antigens expression level compared with some of the best ADC benchmarks on the market in preclinical studies. In the meantime, ADCs honing to novel targets using our novel platform technology are also being prepared with the goal of generating leading candidates for clinical studies.

Our Suppliers

We rely on a limited number of suppliers for certain laboratory substances used in the chemical reactions incorporated into our tests and testing services, which we refer to as reagents, as well as for the sequencers and various other equipment and materials we use in our laboratory operations. In particular, we rely on Illumina, Inc., or Illumina, as the sole supplier of the next generation sequencers and associated reagents we use to perform our genetic tests and as the sole provider of maintenance and repair services for these sequencers; on Roche Holdings AG for certain laboratory equipment, supplies, and services for our immunohistochemistry services; on Beckman Coulter Diagnostics for certain laboratory equipment, supplies, and services for our flow cytometry tests and testing services; on Leica Biosystems for an automated digital scanning solution to scale up digital pathology operations; and on Abbott Laboratories for certain laboratory equipment, supplies, and services for our FISH tests and testing services. Additionally, our therapeutic development business relies on ANP Technologies, Inc. for certain laboratory services, equipment, tools, and drug intermediates in connection with our research and development efforts. While there are several sequencer suppliers that we believe could replace Illumina, and while we believe that we have sufficient alternative suppliers for our other needs, our laboratory operations or therapeutic development efforts could be interrupted if we encounter delays or difficulties in connection with securing these supplies, services, reagents, sequencers, other equipment, materials, or maintenance and repair services, which could occur for a variety of reasons, including if we need a replacement or temporary substitute for any of our limited or sole suppliers and are not able to locate and make arrangements with an acceptable replacement or temporary substitute.

Competition

Our competitors for our laboratory services business include dozens of companies focused on pathology, genetic, and diagnostic testing services, including specialty and reference laboratories that offer traditional single-gene and multi-gene tests and other diagnostic test providers. Principal competitors include companies such as Ambry Genetics Corporation, a subsidiary of Tempus AI, Inc.; Baylor Genetics Management, LLC; Caris Life Sciences, LLC; Exact Sciences Corporation; Foundation Medicine, Inc.; GeneDx Holdings Corp.; Guardant Health, Inc.; Laboratory Corporation of America Holdings; Myriad Genetics, Inc.; Natera, Inc.; NeoGenomics, Inc.; PerkinElmer, Inc.; Quest Diagnostics Incorporated; Tempus AI, Inc.; and other commercial and academic laboratories. Other established and emerging healthcare, information technology, and service companies may develop and sell competitive tests, which may include informatics analysis, integrated genetic tools, and services for health and wellness. We also expect to compete in the future with certain developers of traditional in vitro diagnostic test products, which are often packaged as commercial kits and sold for use in clinical laboratories, due to complex ongoing legal and regulatory reforms occurring in both the United States and the European Union for in vitro testing products, among other marketplace changes.

Additionally, participants in closely related markets, such as prenatal testing and clinical trial or companion diagnostic testing, could converge on offerings that are competitive with the type of tests we perform. Our principal competitors in this space include companies such as Laboratory Corporation of America Holdings; Natera, Inc.; Myriad Genetics, Inc.; Quest Diagnostics Incorporated; and other commercial and academic laboratories. Instances where potential competitors are aligned with key suppliers or are themselves suppliers could provide these potential competitors with significant advantages. Further, hospitals, research institutions, and eventually individual physicians and other practitioners may also seek to perform at their own facilities the type of genetic or diagnostic testing we would otherwise perform for them. In this regard, continued development of, and potential associated relative decreases in the cost of, equipment, reagents, and other materials and databases and genetic data interpretation services may enable broader direct participation in genetic testing and analysis and drive down the use of third-party testing companies such as ours. Moreover, cost decreases and increased direct participation, as well as cost-saving initiatives on the part of government entities and other insurance payors could intensify the downward pressure on the price for genetic analysis and interpretation generally. Moreover, the clinical diagnostic testing field continues to undergo significant consolidation, permitting larger clinical laboratory service providers to increase cost efficiencies and service levels and potentially resulting in more intense competition. The development and commercialization of new drug candidates is highly competitive. Our competitors include drug delivery platform companies and 505(b)(2) drug developers in the cancer therapeutics area. Principal competitors include companies making nano drugs such as Bristol-Myers Squibb, academic research institutions, government agencies, and various other public and private research institutions.

We believe we compare favorably with our competitors. However, many of our competitors have longer operating histories; larger customer bases; more expansive brand recognition; established manufacturing capabilities and facilities; deeper market penetration; substantially greater financial, technological, research and development resources and selling and marketing capabilities; and considerably more experience dealing with insurance payors. As a result, they may be able to respond more quickly to changes in customer requirements or preferences, develop faster and better advancements for their technologies, product candidates and tests, create and implement more successful strategies for the promotion and sale of their tests, obtain more favorable results from insurance payors regarding coverage and reimbursement for their offerings, adopt more aggressive pricing policies for their tests, secure supplies from vendors on more favorable terms, or devote substantially more resources to infrastructure and systems development. In addition, competitors may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established, and well-financed companies. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Further, companies or governments that effectively control access to genetic or diagnostic testing through umbrella contracts or regional preferences could promote our competitors or prevent us from performing certain tests in certain territories. We may not be able to compete effectively against these organizations.

Intellectual Property

Intellectual property is essential to our strategy and capturing the value of research output. We rely on a combination of registered and unregistered intellectual property rights, including trade secrets, certain licenses, patents, trademarks, and customary contractual protections, to protect our core technology and intellectual property.

We principally rely on trade secrets and know-how to protect the proprietary technology platform we use in our laboratory services business to develop and maintain our competitive position. We seek to protect our proprietary technology and processes, and obtain and maintain ownership of certain technologies, in part, through non-disclosure and intellectual property assignment agreements with our employees, consultants, and commercial partners. In general, these agreements provide that confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties, except in specific circumstances. In the case of employees, the agreements further provide that inventions and discoveries conceived or reduced to practice by the individual that are related to our business, or actual, or demonstrably anticipated, research or development, or made during normal working hours, on our premises or using our equipment, supplies, or proprietary information, are our exclusive property. In many cases, our agreements with consultants, outside scientific collaborators, sponsored researchers, and other service providers and advisors require them to assign, or grant us licenses to, inventions resulting from the work or services they render under such agreements or grant us an option to negotiate a license to use such inventions. We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems.

Further, we seek to obtain and maintain patent rights intended to cover the technologies incorporated into, or used to produce, our drug candidates, the compositions of matter of our drug candidates and their methods of use and manufacture, as well as other inventions that are important to our business. The patent families comprising our patent portfolio are primarily focused on our nano-drug delivery platform technology, including FID-007 and FID-022 and other candidates we may develop, for delivery of water insoluble or poorly soluble drugs for treatments of disease conditions, including cancer. Worldwide, we own or exclusively in-license over 20 issued or allowed patents and over 10 active patent applications as of December 31, 2024. This includes eight issued or allowed U.S. patents. Patents in these patent families are expected to expire by 2034, and patent applications in these patent families, if granted, are expected to expire as far out as 2044, subject to any patent term disclaimers, adjustments, or extensions. Patents and/or patent applications in these families are active in multiple jurisdictions, including the United States, Australia, Canada, China, European Patent Organization, Germany, New Zealand, Japan, and Switzerland. In addition to these owned and exclusively licensed patents and active patent applications, we also license patents on a non-exclusive and/or territory-restricted basis. In particular, as of December 31, 2024, we own or exclusively in-license 18 issued patents and five patent applications relating to FID-007 and related formulations. United States and foreign patents (Canada, China, Germany, France, United Kingdom, Japan, Australia, and New Zealand) were granted in these families, and these patents are expected to expire by 2034, absent any patent term extension. Individual patent terms extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained.

We also rely on in-licensing opportunities to develop, strengthen, and maintain our proprietary position in the fields targeted by our drug candidates, including FID-007 and FID-022. In June 2017, we entered into an exclusive license agreement with ANP Technologies, Inc., or ANP, as amended on December 28, 2017, and May 1, 2024. Under the agreement, ANP granted us ownership of certain patents and patent applications, and an exclusive, worldwide, perpetual, irrevocable, and sublicensable license to certain rights in patents and patent applications under which we may develop and commercialize FID-007 and FID-022 and related formulations for human therapeutic, prophylactic, and diagnostic uses. We do not currently have any obligations to pay royalties pursuant to the terms of the ANP License Agreement. The ANP License Agreement term expires upon the date of expiration or the invalidation of the last of the patents licensed to us unless terminated earlier under its terms. The ANP License Agreement provides ANP the right to terminate for an uncured breach by us, or if we are insolvent, the subject of a bankruptcy proceeding, or potentially other reasons. We may terminate the ANP License Agreement at any time on 90 days’ notice.

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

Governmental Regulation

U.S. Federal Regulations Applicable to Our Laboratory Operations

As we operate clinical laboratories in the United States, we are required to hold certain federal licenses, certifications, and permits to conduct our business. Clinical Laboratory Improvement Amendments, or CLIA, establishes quality standards for all laboratory testing to ensure the accuracy, reliability and timeliness of patient test results. Our laboratories located in California, Texas, Georgia, Massachusetts, and Arizona are CLIA-certified and are accredited by the College of American Pathologists, or CAP, and the Centers for Medicare & Medicaid Services, or CMS.

CLIA requires that we hold certificates for each of our laboratories applicable to the categories of testing that each laboratory performs and that we comply with various standards with respect to personnel qualifications, facility administration, proficiency testing, quality control and assurance, and inspections. Each of our laboratories must obtain a certificate from CMS, the agency that enforces CLIA, and CLIA compliance and certification are prerequisites to be eligible to bill government payors and many private payors for our tests.

Each CLIA certificate is valid for two years from the date of issuance. If one or more of our laboratories is found to be out of compliance with CLIA requirements, we may be subject to sanctions such as suspension, limitation, or revocation of our CLIA certificate; a directed plan of correction; on-site monitoring; civil monetary penalties; civil injunctive suits; criminal penalties; exclusion from the Medicare and Medicaid programs; and significant adverse publicity.

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

State and Foreign Clinical Laboratory Licensure

Our clinical laboratories are required to maintain certain state laboratory licenses. State laws establish standards for day-to-day operations of our laboratories, including requirements with respect to the training and skills required of personnel, quality control, and proficiency testing requirements. If our clinical laboratories are out of compliance with the applicable state regulations, state agencies may suspend, restrict, or revoke our license to operate our clinical laboratories, assess substantial civil money penalties, or impose specific corrective action plans. Any such actions could materially affect our business. Currently, we maintain good standing with all state authorities.

Additionally, certain states may require licensure for out-of-state laboratories that accept specimens originated from those states. Our Texas laboratory currently holds the out-of-state licenses from New York, California, Maryland, Pennsylvania, and Rhode Island to perform testing on specimens from these states, and our California laboratory holds the required out-of-state laboratory licenses from New York, Maryland, Pennsylvania, and Rhode Island in order to perform testing on specimens from these states. Our Australian laboratory is also subject to Australian regulatory requirements.

Other states may adopt similar licensure requirements in the future, which could require us to modify, delay, or discontinue our operations in such jurisdictions. If we identify any other state with such requirements, or if we are contacted by any other state advising us of such requirements, we intend to follow instructions from the state regulators as to how to comply with such requirements.

We are also subject to regulation in foreign jurisdictions, which we expect will increase as we continue to expand international utilization of our tests, or if jurisdictions in which we pursue operations adopt new or modified licensure requirements for U.S.-based clinical laboratories offering and providing diagnostic testing services to professionals located in those jurisdictions. Foreign licensure requirements could require review and modification of our tests in order to offer them in certain jurisdictions or could impose other limitations, such as restrictions on international data transfer or on the transport of human blood or other tissue necessary for us to perform our tests, that may limit our ability to make our tests available outside of the United States on a broader scale.

U.S. FDA Oversight of Our Tests and Testing Services

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

We believe our tests fall within the definition of laboratory developed tests, or LDTs. LDTs, which are a subset of IVDs that are intended for clinical use and are designed, manufactured, and used within a single laboratory. Although the FDA has statutory authority to assure that medical devices, including IVDs, are safe and effective for their intended uses, the FDA had historically exercised enforcement discretion and not enforced applicable provisions of the FDC Act and regulations with respect to LDTs. However, in May 2024, the FDA issued a final rule aimed at regulating LDTs under the current medical device framework and phasing out its existing enforcement discretion policy for this category of diagnostic tests; the final rule became effective on July 5, 2024. The LDT enforcement policy phase-out process will occur in gradual stages over a total period of four years, with pre-market approval applications for high-risk tests to be submitted by the 3.5-year mark. Moderate-risk and low-risks tests are expected to be in compliance at the four-year mark, although FDA has stated that, if premarket submissions are pending review, it will continue to exercise enforcement discretion with respect to those tests. The FDA’s final rule is complex and, concurrently, the agency announced several exceptions from the requirement to comply with full medical device regulatory controls, depending upon the specific nature of the LDT and the clinical laboratory that is offering such LDT for use by health care providers. Importantly, under the agency’s transition plan, LDTs that were marketed prior to the official publication date of the final rule (May 6, 2024) are considered to be “currently marketed” tests. “Currently marketed” tests will become subject to many of the device regulatory controls but are exempted from the premarket review and FDA authorization requirements, unless or until significant modifications are made to such “currently marketed” tests. Similarly, the FDA has created a partial enforcement discretion policy for tests approved by the New York Department of Health’s Clinical Laboratory Evaluation Program, whereby such tests also do not need to undergo FDA premarket review but must come into compliance with all other device general controls in a staggered fashion between 2025 and 2027. We have begun the process of evaluating the final rule’s potential impact on our tests, our operations, and our business more generally.

Publication of the LDT final rule prompted the American Clinical Laboratory Association, or ACLA, and one of its members, on May 29, 2024, as well as the Association for Molecular Pathology, or AMP, and one of its members, on August 19, 2024, to file complaints against the FDA in the Eastern District of Texas and the Southern District of Texas, respectively. Both complaints allege that the agency does not have authority to promulgate the LDT final rule and seek to vacate the FDA’s action; the two cases were subsequently consolidated into a single action pending in the Eastern District of Texas. Briefing is ongoing in the consolidated case and the outcome is uncertain. The ongoing litigation could potentially affect the FDA’s plans to implement these new LDT requirements, making the implementation timeline somewhat uncertain although no preliminary injunction has been issued to date. Accordingly, the agency has continued its implementation efforts by actively providing guidance and training to clinical laboratories on how to comply with medical device general controls. Following the November 2024 federal elections, it is unclear whether the incoming Trump Administration will continue to defend the FDA’s rulemaking action in the consolidated litigation in Texas or if it will take steps to rescind or modify the LDT final rule. Affected stakeholders also continue to press for a comprehensive legislative solution to create a harmonized paradigm for oversight of LDTs by both the FDA and CMS, instead of implementation of the FDA’s final rule, which may be disruptive to the industry and to patient access to certain diagnostic tests. However, this FDA rulemaking was initiated after years of failed congressional attempts to harmonize the regulatory paradigms applicable to LDTs and other IVDs, making it unclear whether any legislative efforts would be successful going forward. The outcome of the November 2024 elections on the composition of the 2025-2026 Congress, with transition of both the Senate and House to Republican control, also creates uncertainties for the diagnostic industry.

Even though we presently commercialize our tests as LDTs, the FDA may disagree that our currently marketed tests are within the scope of its LDT criteria, or tests we develop may in the future become subject to more onerous regulation by the FDA. Depending upon the characteristics and regulatory status of each individual test, we could in the future be required to obtain premarket clearance for our tests under Section 510(k) of the FDC Act or approval of a pre-market approval application, or PMA. The process for submitting a 510(k) premarket notification and receiving FDA clearance usually takes from three to twelve months, but it can take significantly longer, and clearance is never guaranteed. The process for submitting and obtaining FDA approval of a PMA generally takes from one to three years or even longer, and approval is not guaranteed. PMA approval typically requires extensive clinical data and can be significantly longer, more expensive and more uncertain than the 510(k) clearance process. If premarket review is required for some or all of our tests, whether currently marketed or developed in the future, the FDA could require that we stop selling our tests and testing services pending clearance or approval and conduct clinical testing prior to making submissions to FDA to obtain premarket clearance or approval. The FDA could also require that we label our tests as investigational or limit the labeling claims we are permitted to make.

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

Foreign Regulation of Diagnostic Medical Devices

Medical devices, including IVD products, are subject to extensive regulation, such as premarket review, marketing authorization, or certification, by regulatory agencies or notified bodies in other countries. Regulatory requirements and approval or certification processes are not harmonized and vary from one country to another, and international regulators and notified bodies are not bound by the findings of the FDA. The IVDR (as defined and described below) has introduced an enhanced level of EU regulatory oversight for diagnostic tests developed as LDTs, and Fulgent’s commercial laboratory in California may be considered a health institution in the context of the IVDR because it provides testing for EU citizens.

In the European Union in particular, IVD products had historically been regulated under EU-Directive 98/79/EC (IVD Directive) and corresponding national provisions. The IVD Directive required that medical devices meet the essential requirements, including those relating to device safety and efficacy, set out in an annex of the Directive. According to the IVD Directive, EU Member States have presumed compliance with these essential requirements for devices that are in conformity with the relevant national standards transposing the harmonized standards, such as ISO 13485:2016, the quality system standard for medical device manufacturers.

IVD medical devices, other than devices for performance evaluation, must bear the CE mark of conformity when they are placed on the European market. The CE mark is a declaration by the manufacturer that the product meets all the appropriate provisions of the applicable legislation implementing the relevant European Directive. As a general rule, the manufacturer must follow the EU declaration of conformity procedure to obtain or apply a CE mark. The advertising and promotion of medical devices is also subject to general principles set forth by EU directives, which establish that devices that are CE marked may only be marketed and advertised in the EU in accordance with their intended purpose. Specific requirements defined at the EU Member State level may vary between jurisdictions and may limit or restrict a manufacturer’s promotional communications with healthcare professionals.

In May 2022, the Directive was replaced by the In Vitro Diagnostic Device Regulation, or IVDR, (EU) 2017/746. Unlike the IVD Directive, the IVDR has binding legal force throughout every Member State. The major goal of the IVDR was to standardize diagnostic procedures within the EU, increase reliability of diagnostic analysis and enhance patient safety. Under the IVDR as enacted by the European Commission, or EC, IVDs are subject to additional legal requirements. Among other things, the IVDR introduced a new risk-based classification system and requirements for conformity assessments. It also imposes additional requirements relating to post-market surveillance and submission of post-market performance follow-up reports. Under the IVDR and subsequent amendments, IVDs already certified under the IVD Directive by a Notified Body may remain on the market until December 31, 2027, and IVDs certified under the IVD Directive without the involvement of a Notified Body may be placed on, or remain in, the market for up to two additional years (until December 31, 2029) depending on the classification of the IVD. Nonetheless, the manufacturers of such devices must comply with specific requirements in the IVDR according to the timelines established, but ultimately, such products, as with all new IVDs, will have to undergo the IVDR’s conformity assessment procedures. Notified Bodies are entities accredited by an EU Member State to independently assess whether a product to be placed on the market meets certain preordained standards and that manufacturing facilities and records comply with applicable requirements such as International Organization for Standardization, or ISO, standards such as ISO 13485 and ISO 27001. Such international standards establish extensive requirements for quality assurance and control as well as manufacturing and change control procedures.

The EC has designated 13 Notified Bodies to perform conformity assessments under the IVDR. MedTech Europe has issued guidance relating to the IVDR in several areas, e.g., clinical benefit, technical documentation, state of art, accessories, and EUDAMED. On December 5, 2023, the European Commission adopted Implementing Regulation (EU) 2023/2713 designating five EU Reference Laboratories covering the following types of high-risk, class D IVDs: hepatitis and retroviruses; herpesviruses; bacterial agents; and respiratory viruses that cause life-threatening diseases. The designated EU Reference Laboratories are responsible for verifying performance of IVDs in accordance with common specifications, batch testing of class D IVDs, collaborating with Notified Bodies to develop best practices for IVD conformity assessments, and providing scientific and technical assistance on the implementation of the IVDR.

We believe that LDTs produced outside of the EU and involving samples obtained from EU citizens must fully comply with the IVDR and accordingly, we are working towards ISO 13485 compliance and preparing certain of our tests for conformity assessments by a designated Notified Body. We have made initial submissions to our Notified Body and expect to receive CE marking under the IVDR for certain of our tests in the future, subject to ongoing review and auditing by the regulatory agency. If we are not able to obtain and maintain regulatory compliance, we may not be permitted to market our laboratory services in the EU and/or may become subject to enforcement by EU Competent Authorities, bodies with authority to act on behalf of the government of the applicable EU Member State to ensure that the requirements of the regulation are met.

Our tests also may become subject to other foreign premarket review, compliance, and regulatory approval regimes applicable to IVDs as we continue to expand and offer our services internationally.

Regulations Regarding Advertising of Laboratory Services, LDTs, or IVDs

In the United States, our advertising for laboratory services and tests is subject to federal truth-in-advertising laws enforced by the Federal Trade Commission, or FTC, as well as comparable state consumer protection agencies under similarly broad state laws. Under the Federal Trade Commission Act, or the FTC Act, the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, injunctions affecting the manner in which we would be able to market services or products in the future, or criminal prosecution. Further, as medical devices under the FDA’s LDT Final Rule, certain of our tests will become subject to the device labeling requirements that presently apply to other FDA-regulated IVD products, which prohibit the distribution of false or misleading labels or promotional labeling for such products. Enforcement actions by the FDA may include, among other things, the issuance of untitled or warning letters, injunctions, and civil or criminal penalties.

In addition, when marketing our diagnostic tests to clinical laboratories and medical institutions outside of the United States (including our operations in Australia), we are subject to foreign regulatory requirements governing promotional statements and IVD labeling. The legal landscape governing promotional and other marketing activities for diagnostic tests can vary widely from jurisdiction to jurisdiction, and is often more complex, less clear, or less developed than in the United States.

Rules and Regulations Relating to U.S. Payor Reimbursement for our Tests and Testing Services

CPT Codes

We bill insurance payors, both commercial and government, for our tests and testing services using Current Procedural Terminology, or CPT, codes, which are published by the American Medical Association, or AMA. CPT codes in their current form are not readily applied to many of the genetic tests we conduct. For example, for many of our multi-gene panels, there may not be an appropriate CPT code for one or more of the genes in a panel, in which case our test may be billed under a miscellaneous code for an unlisted molecular pathology procedure. Many insurance payors do not have a set reimbursement rate for this miscellaneous code. Prior to performing a test, we may negotiate the reimbursement rate with the payor if the benefits investigation has determined the test to be medically necessary, and the payor has issued prior authorization. After we file the claim, we may also need to resubmit documentation or appeal a denial. All of these issues can cause delay in the reimbursement of the claim or our inability to get reimbursed.

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

Since December 2019, Congress has passed a series of laws to modify PAMA’s statutory requirements related to the data reporting period and phase-in of payment reductions under the CLFS for CDLTs that are not ADLTs. Most recently, on September 26, 2024, Section 221 of the Continuing Appropriations and Extensions Act, 2025, was passed, and it delayed data reporting requirements for CDLTs that are not ADLTs as well as the phase-in of payment reductions. The next data reporting period for CDLTs that are not ADLTs will be January 1, 2026 through March 31, 2026, and will be based on the original data collection period of January 1, 2019 through June 30, 2019. After this data reporting period, the three-year data reporting cycle for these tests will resume (e.g., 2028, 2031, etc.).

The same series of laws modified the phase-in of payment reductions resulting from private payor rate implementation so that a zero percent reduction limit was applied for calendar years, or CYs, 2021 through 2024, as compared to the payment amounts for a test the preceding year. The Further Continuing Appropriations and Other Extensions Act of 2025 further applied a zero percent reduction limit for CY 2025. Consequently, payment may not be reduced by more than 15 percent per year for CYs 2026 through 2028 as compared to the payment amount established for a test the prior year.

HRSA Audits and Investigations

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted, providing for reimbursement to healthcare providers for COVID-19 tests provided to uninsured individuals through a program administered by HRSA. This program administered by HRSA was the HRSA COVID-19 Claims Reimbursement to Health Care Providers and Facilities for Testing, Treatment, and Vaccine Administration for the Uninsured Program, or the Uninsured Program. The Uninsured Program was valid for the period between May 2020 and April 2022, and HRSA announced that the Uninsured Program ceased accepting COVID-19 testing claims as of March 22, 2022, due to a lack of sufficient funds. The Company recorded approximately $548.9 million of reimbursements from HRSA under the Uninsured Program during the years ended December 31, 2022, 2021, and 2020.

Similar to other laboratories in the industry, the Company is currently being audited by HRSA with respect to its reimbursement for COVID-19 tests furnished to patients believed to be uninsured. The Company is fully cooperating and working with HRSA’s auditors to resolve any issues, including any reimbursed amounts that may need to be returned to HRSA. There is uncertainty with respect to the methodology HRSA will use and whether and how they will extrapolate audit results. The Company has also received a Civil Investigative Demand, or CID, issued by the U.S. Department of Justice, or DOJ, related to the DOJ’s investigation as to whether we submitted or caused to be submitted false claims to the Uninsured Program. We are fully cooperating with the DOJ in connection with this CID.

See “Contingencies” in Note 8, Debt, Commitments and Contingencies to the Consolidated Financial Statements, and the paragraphs under the heading entitled “Failure to comply with government laws and regulations related to submission of claims for our services could result in significant monetary damages and penalties and exclusion from the Medicare and Medicaid programs and corresponding foreign reimbursement programs. We are also subject to governmental audits and investigations that could result in material refunds or settlement. Our business, prospects and financial condition may be adversely affected as the result of the current HRSA Audit and CIDs.” included in Item 1A “Risk Factors” of this Annual Report.

Rules and Regulations Applicable to Our Pharmaceutical Research and Development Activities

We engage in research and development activities, including pharmaceutical research and development activities through our wholly owned subsidiary, Fulgent Pharma. Development of therapeutic products is subject to extensive regulation by the FDA and other regulatory agencies. In particular, government authorities in the United States at the federal, state, and local levels and in other countries regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of therapeutic products. Generally, therapeutic products require government authorization before they may be clinically tested and commercially marketed for human therapeutic use in the United States and other countries. The precise regulatory requirements with which we will have to comply are undergoing periodic revisions and refinement.

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

The steps required before a therapeutic product may be marketed in the United States are numerous and include, but are not limited to, the following:

•
completion of non-clinical laboratory tests, animal studies, chemical process development, and formulation studies according to GLP and other applicable regulations and guidance;
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
•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug candidate is produced to assess readiness for commercial manufacturing and conformance to the manufacturing-related elements of the application, to conduct a data integrity audit, and to assess compliance with current Good Manufacturing Practices, or cGMPs, to assure that the facilities, methods, and controls are adequate; and
•
the FDA's review and approval of the NDA.

The testing and formulation processes required to market a therapeutic product involves substantial time, effort, and financial resources. The data required to support an NDA are generated in two distinct developmental stages: non-clinical and clinical. The non-clinical developmental stage generally involves laboratory evaluations of drug chemistry, formulation, and stability, as well as potential studies to evaluate the molecule’s toxicity in animals, which support subsequent clinical testing. The sponsor must submit the results of the non-clinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational new drug to humans and must become effective before human clinical trials may begin.

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

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the investigational drug, findings from animal or in vitro testing that suggest a significant risk for human subjects, and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Congress also recently amended the FDC Act, in order to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization (or pivotal trials of medical devices), to design and submit a diversity action plan for such clinical trial. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. Sponsors must submit a diversity action plan to the FDA by the time the sponsor submits the relevant clinical trial protocol to the agency for review. The FDA may grant a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect Phase 3 trial planning and timing or what specific information FDA will expect in such plans, but if the FDA objects to a sponsor’s diversity action plan or otherwise requires significant changes to be made, it could delay initiation of the relevant clinical trial. In addition, an IRB on behalf of each institution that is participating in the clinical trial must conduct a continuing review and reapprove the trial at least annually. Information about certain clinical trials, including details of the protocol and eventually study results, also must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on the ClinicalTrials.gov data registry. Information related to the investigational product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in some cases for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. The NIH’s Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and the government has begun enforcing those requirements against non-compliant clinical trial sponsors.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA must be accompanied by a significant user fee, and the sponsor of an approved NDA is also subject to an annual program fee. The FDA typically adjusts these PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business (fewer than 500 employees). Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication. Congress is required to re-authorize the agency’s user fee programs every five years, and current legislative provisions supporting the PDUFA program are set to expire on September 30, 2027.

The FDA reviews all submitted NDAs to ensure that they are sufficiently complete for substantive review before it accepts them for filing. It may refuse to file the application and request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt and inform the sponsor by the 74th day after the FDA’s receipt of the submission whether an application is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has 10 months from the filing date, to complete its review of a new molecular-entity, or NME, NDA and respond to the applicant, and six months from the filing date of an NME NDA designated for priority review. For non-NME NDAs, such as our current and, potentially, future product candidates, the review goals are 10 months from the date of receipt for a standard application and six months from the date of receipt for a priority submission. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often extended by FDA requests for additional information or clarification.

Most innovative drug products obtain FDA marketing approval pursuant to an NDA submitted under Section 505(b)(1) of the FDC Act, commonly referred to as a traditional or “full NDA.” In 1984, with passage of the Drug Price Competition and Patent Term Restoration Act, informally known as the Hatch-Waxman Act, that established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs based on an innovator or “reference” product, Congress also enacted Section 505(b)(2) of the FDC Act, which provides a hybrid pathway combining features of a traditional NDA and a generic drug application. Section 505(b)(2) NDAs may provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products; for example, an applicant may be seeking approval to market a previously approved drug for new indications or for a new patient population that would require new clinical data to demonstrate safety or effectiveness. Section 505(b)(2) permits the filing of an NDA in which the applicant relies, at least in part, on information from studies made to show whether a drug is safe or effective that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use (e.g., FDA’s prior findings of safety and efficacy for an existing product or published literature). A Section 505(b)(2) applicant may eliminate or reduce the need to conduct certain non-clinical or clinical studies, if it can establish that reliance on studies conducted for a previously approved product is scientifically appropriate.

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

Additionally, the FDA may refer applications for novel drug products or drug products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other independent scientific experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making final agency decisions on marketing approval. The FDA likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. The FDA also may require development of a risk evaluation and mitigation strategy, or REMS, plan if it determines that a REMS is necessary to ensure that the benefits of the drug outweigh its risks and to assure the safe use of the drug. The REMS plan could include medication guides, physician communication plans, assessment plans and/or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS plan is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve an NDA without a REMS, if one is required.

The approval process is lengthy and often difficult, and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant and capable of assuring and preserving the product’s identity, strength, quality and purity. Based on the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue either an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and that it will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the NDA and may require substantial additional testing or information for the FDA to reconsider the application. The Complete Response Letter may require additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical data, non-clinical data or manufacturing processes, among others. If a Complete Response Letter is issued, the applicant may choose either to resubmit the NDA, addressing all of the deficiencies identified in the letter, or to withdraw the application. If and when all deficiencies have been addressed to the FDA’s satisfaction in a resubmitted NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in response to an issued Complete Response Letter in either two or six months, depending on the type of information included. Even if such data and information are submitted, however, the FDA may ultimately decide that the NDA does not satisfy the regulatory criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than the applicant interprets the same data.

Even if a product receives marketing approval, the approval may be limited to specific indications and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings, or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a REMS plan, or otherwise limit the scope of any approval. In addition, the FDA may require post-marketing or Phase 4 clinical trials, designed to further assess a product’s safety and effectiveness, and/or testing and surveillance programs to monitor the safety of approved products that have been commercialized.

Post-Approval Requirements for Pharmaceutical Products

Following approval of a new therapeutic product, the manufacturer and the approved product are subject to pervasive and continuing regulation by the FDA, including, among other things, monitoring and record-keeping activities; reporting of adverse experiences with the product; product samplings and distribution restrictions; complying with promotion and advertising requirements, which include restrictions on promoting drugs for unapproved uses or patient populations (i.e., “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

Moreover, if there are any modifications to the product, including changes in indications, labeling, or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or an NDA supplement, which may require the applicant to develop additional data or conduct additional non-clinical studies and clinical trials. In particular, securing

FDA approval for new indications is similar to the process for approval of the original indication and requires, among other things, submitting data from adequate and well-controlled clinical trials to demonstrate the product’s safety and efficacy in the new indication. Even if such trials are conducted, the FDA may not approve any expansion of the labeled indications for use in a timely fashion, or at all.

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
•
consent decrees, corporate integrity agreements, debarment, or exclusion from federal health care programs; and/or
•
mandated modification of promotional materials and labeling and the issuance of corrective information.

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

The FDA also may designate a product for priority review if it is a drug that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. When a marketing application is submitted with a request for priority review, the FDA determines on a case-by-case basis whether the proposed drug represents a significant improvement in treatment, prevention or diagnosis of disease when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting drug reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, or evidence of safety and effectiveness in a new subpopulation. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from 10 months to six months from the date of filing for an NME NDA, or from 10 months to six months from the date of receipt for a non-NME NDA.

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

Accelerated Approval Pathway

Products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval from the FDA and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a drug when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, which is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials to verify and describe the predicted effect on IMM or other clinical endpoint, and the product may be subject to expedited withdrawal procedures. If the FDA concludes that a drug shown to be effective can be safely used only if distribution or use is restricted, it will require such post-marketing restrictions, as it deems necessary to assure safe use of the product. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

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

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, diligently, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. In addition, as part of the Consolidated Appropriations Act for 2023, Congress provided the FDA additional statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these recent amendments to the FDC Act, the agency may require a sponsor of a product granted accelerated approval to have a confirmatory trial underway prior to approval. The sponsor must also submit progress reports on a confirmatory trial every six months until the trial is completed, and such reports will be published on the FDA’s website. Failure to conduct required post-approval studies, or to confirm the predicted clinical benefit of the product during post-marketing studies, allows the FDA to withdraw approval of the drug. Congress also recently amended the law to give the FDA the option of using expedited procedures to withdraw product approval if the sponsor’s confirmatory trial fails to verify the claimed clinical benefits of the product. All promotional materials for products approved for marketing under the accelerated approval program are subject to prior review by the FDA.

Patent Listing and Regulatory Exclusivity under the Hatch-Waxman Act

As noted above, Congress created the 505(b)(2) NDA pathway in 1984 as part of the Hatch-Waxman Act amendments to the FDC Act. At the same time, it also established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, bioequivalence, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. ANDAs are “abbreviated” because they cannot include non-clinical and clinical data to demonstrate safety and effectiveness. Instead, in support of such applications, a generic manufacturer must rely on the non-clinical and clinical testing conducted for a drug product previously approved under an NDA, known as the reference listed drug, or RLD. Unlike the ANDA pathway, which does not allow applicants to submit new clinical data other than bioavailability or bioequivalence data, the 505(b)(2) regulatory pathway does not preclude the possibility that a follow-on applicant would need to conduct additional clinical trials or nonclinical studies to demonstrate safety or effectiveness of the proposed change(s) being made to a previously approved drug.

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

An ANDA or 505(b)(2) NDA also will not be approved until any applicable non-patent exclusivities listed in the Orange Book for the referenced product have expired. The Hatch-Waxman Act amendments to the FDC Act provide a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity, or NCE. For the purposes of this provision, an NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA or 505(b)(2) NDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval.

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

Patent Term Extension

A patent claiming a prescription drug or medical device for which FDA approval is granted may be eligible for a limited patent term extension under the FDC Act, which permits patent restoration of up to five years for patent term lost during product development and the FDA regulatory review provided that certain statutory and regulatory requirements are met. The length of the patent term extension is related to the length of time the drug or medical device is under regulatory review while the patent is in force. The restoration period granted on a patent covering a new FDA-regulated medical product is typically one-half the time between the date a clinical investigation on human beings is begun and the submission date of an application for premarket approval of the product, plus the time between the submission date of an application for approval of the product and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an eligible FDA-approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the marketing approvals. The U.S. Patent and Trademark Office, or USPTO, reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

Rules and Regulations Relating to Companion or Complementary Diagnostics

The success of one or more of our drug candidates may depend, in part, on the development and commercialization of either a companion diagnostic or a complementary diagnostic. Companion diagnostics and complementary diagnostics can identify patients who are most likely to benefit from a particular drug; identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular drug; or monitor response to treatment with a particular drug for the purpose of adjusting treatment to achieve improved safety or effectiveness. Companion diagnostics and complementary diagnostics are regulated as medical devices by the FDA. The level of risk associated with a new diagnostic test combined with available controls to mitigate risk determines whether a companion diagnostic device requires PMA approval from the FDA or if it can be cleared by the agency through the 510(k) premarket notification process based on a showing of substantial equivalence to a commercially available device. For a novel drug for which a companion diagnostic device is essential for the safe and effective use of the product, the companion diagnostic device should be developed and PMA-approved or 510(k)-cleared contemporaneously with the FDA’s approval of the drug. The use of the companion diagnostic device will be stipulated in the labeling of the drug, and vice versa.

Rules and Regulations Relating to Coverage, Pricing, and Reimbursement for Prescription Pharmaceutical Products

Sales of pharmaceutical products approved for marketing by the FDA and foreign regulatory authorities will depend, in part, on the extent to which such products will be covered by insurance payors, such as government health programs, commercial insurance and managed care organizations. In the United States no uniform policy of coverage and reimbursement for human drug products exists. Accordingly, decisions regarding the extent of coverage and the amount of reimbursement to be provided for any of our future drugs will be made on a payor-by-payor basis. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our drugs to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

The United States government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, the federal law contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Adoption of general controls and measures, coupled with the tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceutical drugs. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services, or HHS, as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The Patient Protection and Affordable Care Act, or ACA, enacted in 2010, made several changes to the Medicaid Drug Rebate Program and expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. In addition, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Unlike Medicare Part A and B, Part D coverage is not standardized. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products that receive marketing approval in the future. However, any negotiated prices for future products covered by a Part D prescription drug plan likely will be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

For a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The maximum amount that a manufacturer may charge a 340B covered entity for a given product is the average manufacturer price, or AMP reduced by the rebate amount paid by the manufacturer to Medicaid for each unit of that product. As of 2010, the ACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase. Pharmaceutical manufacturers, their vendors, and the federal agency responsible for administering the 340B program, HRSA, have been actively challenging various aspects of the program and litigation is pending in multiple jurisdictions. The outcome of such lawsuits, as well as potential legislative changes enacted by Congress or programmatic changes implemented at HRSA by the incoming Trump Administration, may impact the 340B program in the future.

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. HHS has solicited feedback on various measures intended to lower drug prices and reduce the out-of-pocket costs of drugs and has implemented others under its existing authority. For example, in August 2022 President Biden signed into law the Inflation Reduction Act, or the IRA. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States starting in 2023, a manufacturer of drugs products covered by Medicare Parts B or D must pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting for payment year 2026, CMS is negotiating drug prices annually for a select number of single source Part D drugs without generic competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities, entering into the first set of agreements with pharmaceutical manufacturers to conduct price negotiations in October 2023 and ultimately announcing the first round of negotiated prices for the first 10 drugs in August 2024; those negotiated “maximum fair prices” will be effective as of January 1, 2026 (payment year 2026). CMS is currently engaged in its second selection process and is expected to publish the next 15 drugs selected for negotiation in February 2025. However, the IRA’s impact on the pharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S.

Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. Those lawsuits are currently ongoing.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmacy benefit managers, or PBMs, and other members of the health care and pharmaceutical supply chain, an important decision that has led to further and more aggressive efforts by states in this area. In mid-2022, the FTC also launched sweeping investigations into the practices of the PBM industry and published an interim report with its findings in mid-2024 that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements, including in the 2025-2026 congressional session. Significant efforts to change the PBM industry as it currently exists in the United States may affect the entire pharmaceutical supply chain and the business of other stakeholders, including pharmaceutical product developers like us.

As noted above, the marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and insurance payors fail to provide adequate coverage and reimbursement. We expect that the increasing emphasis on cost containment measures in the United States will continue to increase the pressure on pharmaceutical pricing. Coverage policies and insurance reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Covered entities must also comply with the security regulations of HIPAA and HITECH, which establish requirements for safeguarding the confidentiality, integrity, and availability of electronic PHI. The HIPAA security regulations, or HIPAA Security Rule, require the implementation of administrative, physical, and technical safeguards and the adoption of written security policies and procedures. The HIPAA Security Rule is currently undergoing a proposed update, which, if implemented, will impose more stringent security measures on covered entities.

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

There are significant civil and criminal fines and other penalties that may be imposed for violating HIPAA. A covered entity or business associate is liable for civil monetary penalties for a violation that is based on an act or omission of any of its agents, including a downstream business associate, as determined according to the federal common law of agency. Penalties for failure to comply with a requirement of HIPAA and HITECH vary significantly depending on the failure and include civil monetary penalties of up to approximately $2.1 million per violation of the same requirement per calendar year (as of August 8, 2024, subject to annual inflation adjustments). A single breach incident may violate multiple requirements, resulting in potential penalties in excess of $2.1 million. Additionally, a person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face a criminal penalty of up to $50,000 and up to one year of imprisonment. These criminal penalties increase if the wrongful conduct involves false pretenses or the intent to sell, transfer or use identifiable health information for commercial advantage, personal gain, or malicious harm. Covered entities are also subject to enforcement by state attorneys general who were given authority to enforce HIPAA under HITECH. Further, to the extent that we submit electronic healthcare claims and payment transactions that do not comply with the electronic data transmission standards established under HIPAA and HITECH, payments to us may be delayed or denied.

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

CCPA/CPRA

The California Consumer Privacy Act, or CCPA, and the California Privacy Rights Act, or CPRA, set forth a privacy framework for covered businesses by creating an expanded definition of personal information, establishing data privacy rights for California consumers and employees, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for businesses that violate the CCPA and/or fail to implement reasonable security procedures and practices to prevent data breaches. Although the CCPA does not directly apply to medical information covered by HIPAA or CMIA, certain other personal information that our business may collect and use, including through our direct-to-consumer Picture Genetics platform, is within the scope of the CCPA and does not fall under the CCPA exception. Additionally, the CPRA protects the rights of our employees who are California residents and provides the California Privacy Protection Agency, or CPPA, with the power to administer and enforce the CRPA and privacy rights in California. The CPPA has the power to levy fines and bring other enforcement actions and is in the process of implementing further regulations that could have operational impacts. In addition to California, 18 other states have passed similar privacy laws, including Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah, and Virginia. There are also several federal privacy proposals under consideration in Congress, and other states may introduce privacy legislation for consideration in 2025. These various privacy laws could impact our operations or that of our collaborators and business partners and impose new regulatory requirements and increase costs of compliance.

Information Blocking Rules

The National Coordinator for Health Information Technology, or ONC, coordinates the ongoing development of standards to enable interoperable health information technology infrastructure nationwide in the healthcare sector. In May 2020, ONC released the final Information Blocking Rule to implement the interoperability and patient access provisions of the 21st Century Cures Act, which took effect in 2021. We need to continually engage in ongoing reviews of all potential practices that could be considered likely to interfere with access, exchange, or use of electronic health information, as those practices are prohibited by the Information Blocking Rule unless one of the exceptions outlined in the Information Blocking Rule applies. Among other things, the Information Blocking

Rule requires us to provide patients with on-demand access to laboratory test results. These requirements can be inconsistent with our obligations under state law and/or medical or ethical standards. It is currently unclear how the ONC will approach delays in providing patient access in these situations. Health care providers, including laboratories, are subject to “disincentives” for violations of the Information Blocking Rule. HHS and ONC released a final rule establishing disincentives for health care providers that have committed information blocking on June 24, 2024, potentially affecting certain providers’ eligibility in the Medicare Promoting Interoperability Program and Medicare Shared Savings Program. HHS indicated it may establish additional health care provider disincentives in future rulemaking.

Foreign Laws and Other Laws

We are also subject to foreign privacy laws in the jurisdictions in which we sell our tests, and collect patient samples. The interpretation, application, and interplay of consumer and health-related data protection laws in the United States, Australia, Europe, and elsewhere are often uncertain, contradictory, and in flux. For example, the Privacy Act 1988 applies to personal data in Australia. Additionally, the General Data Protection Regulation, or GDPR, and Cybersecurity Directive applies to personal data in the European Union. These regulations introduced many changes to privacy and security in the European Union, including stricter rules on consent and security duties for critical industries, including for the health sector generally and for genetic data specifically. The interpretation of some rules continues to evolve in guidance from the main regulatory authority, the European Data Protection Board, and some requirements may be completed by national legislation. This makes it difficult to assess the impact of these foreign data protection laws on our business at this time.

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

In many activities, including operational use of Artificial Intelligence, or AI, tools, we are subject to emerging regulations and guidelines. In December 2023, the European Commission, the Council, and the Parliament agreed on the provisional rules that will comprise the European Union’s Artificial Intelligence Act, the AI Act. This comprehensive EU AI Regulation is broad in scope, defines high-risk AI activities, and seeks to prohibit certain AI uses. The AI Act will potentially regulate entities that intend to utilize AI applications in the EU. Anticipated range of fines for entities that are found to violate the AI Act may reach up to EUR 35 million or up to 7% of the Company’s total worldwide annual turnover for the preceding financial year, whichever is higher. In the United States, more than thirty states regulate AI, or are considering proposed legislation that would regulate AI, including California, Georgia, Massachusetts, and Texas, where we conduct operations. Generally, such regulations aim to protect individuals such as consumers, employees, and/or job applicants from bias, discrimination, and invasion of privacy and to promote transparency with respect to use of AI by companies.

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

Healthcare Fraud and Abuse Laws Applicable to our Business

In the United States, we must comply with various fraud and abuse laws, and we are subject to regulation by various federal, state, and local authorities, including CMS, other divisions of HHS (such as the Office of Inspector General of the Department of Health and Human Services, or OIG), the DOJ, individual U.S. Attorney’s Offices within the DOJ, and state and local governments. We also may be subject to foreign fraud and abuse laws in the European Union, Australia, Canada, Japan, Taiwan, and other foreign countries as a result of the sale of our diagnostic testing services to health care providers, medical institutions, and clinical laboratories located in such jurisdictions.

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

In addition, in October 2018, the Eliminating Kickbacks in Recovery Act of 2018, or EKRA, was enacted as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act. EKRA is an all-payor anti-kickback law that makes it a criminal offense to pay any remuneration to induce referrals to, or in exchange for, patients using the services of a recovery home, a substance use clinical treatment facility, or laboratory. However, unlike the federal Anti-Kickback Statute, EKRA is not limited to services covered by federal or state healthcare programs but applies more broadly to services covered by “healthcare benefit programs,” including commercial insurers. Although it appears that EKRA was intended to reach patient brokering and similar arrangements to induce patronage of substance use recovery and treatment, the language in EKRA is broadly written. Further, certain of EKRA’s exceptions are inconsistent with the federal Anti-Kickback Statute and regulations. Significantly, EKRA permits the DOJ to issue regulations clarifying EKRA’s exceptions or adding additional exceptions, but such regulations have not yet been issued.

There are also U.S. federal laws related to healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government payor programs such as Medicare and Medicaid programs. The false statements statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. A violation of this statute is also a felony and may result in fines, imprisonment or exclusion from government payor programs.

We have adopted policies and procedures designed to comply with these laws, and in the ordinary course of our business, we conduct internal reviews of our compliance with these laws. However, the rapid growth and international expansion of our diagnostic testing business may increase the potential of violating these and applicable foreign fraud and abuse laws and regulations. Efforts to ensure that our internal operations and business arrangements with foreign clinical laboratories and other third parties comply with applicable laws and regulations will involve substantial costs. Any action brought against us or against our international employees, customers, or commercial partners for alleged violations of foreign laws or regulations, even if we successfully defend against such an action, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

False Claims Act

Another development affecting the U.S. healthcare industry is the increased enforcement of the federal False Claims Act and, in particular, actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions. The False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the federal government. The qui tam provisions of the False Claims Act allow a private individual to bring an action under the False Claims Act on behalf of the federal government and permit such an individual to share in any amounts paid by the entity to the government in fines or settlement. In addition, providers and suppliers must report and return any overpayments received from the

Medicare and Medicaid programs within 60 days of identification. Failure to identify and return such overpayments exposes the provider or supplier to False Claims Act liability. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus substantial per-claim civil penalties.

In addition, various states have enacted false claim laws analogous to the federal False Claims Act, although many of these state laws apply where a claim is submitted to any insurance payor and not merely a government payor program. We have also received a CID issued by the DOJ pursuant to the False Claims Act related to its investigation of allegations of medically unnecessary laboratory testing, improper billing for laboratory testing, and remuneration received or provided in violation of the Anti-Kickback Statute and the Stark Law. Among other things, this CID requests information and records relating to certain of the Company’s customers named in this CID. We are cooperating with the DOJ in connection with this CID. See Note 8, Debt, Commitments and Contingencies to the Consolidated Financial Statements,

Civil Monetary Penalties Law

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

Physician Sunshine Laws Applicable to our Business

The U.S. Physician Payments Sunshine Act imposes reporting requirements on manufacturers of certain devices, drugs, and biologics for certain payments and transfers of value by them (and in some cases their distributors) to physicians, teaching hospitals, and certain advanced non-physician health care practitioners, as well as ownership and investment interests held by physicians and their immediate family members. The reporting program, known as the Open Payments program, is administered by CMS. A number of states also have laws similar to the Sunshine Act.

Because we manufacture our own LDTs solely for use by or within our own laboratory, we believe we are exempt from these reporting requirements. We may become subject to such reporting requirements under the terms of current CMS regulations, however, if the FDA requires us to obtain premarket authorization for our tests as medical devices (whether because the agency determines that one or more of the tests do not fall within the scope of the agency’s existing LDT definition or because of its recently issued final rule to exercise authority over LDTs as medical devices) or Congress enacts legislative reforms to the federal oversight of LDTs to subject them to FDA regulation and/or the reporting requirements of the Sunshine Act. It is presently unknown how CMS will respond to the recently finalized FDA policy change to effectively render all LDTs medical device products under federal law, and whether or when it will assert that the Sunshine Act’s reporting requirements will begin to apply to the manufacturers of such LDTs. Given that litigation is ongoing between members of the clinical laboratory industry and FDA/HHS in relation to the May 2024 LDT final rule, it may be many months or even years before we have clarity on the applicability of state and federal Sunshine Act laws to our business.

Certain states also require medical device manufacturers to maintain compliance programs and/or be licensed as manufacturers or distributors by a state professional board or health department. Because the FDA’s now-in-effect final rule renders a clinical laboratory like ours a “medical device manufacturer,” we have begun the process of evaluating whether and to what extent those kinds of medical device-specific state requirements may be applicable to our operations.

Many EU member states have adopted specific anti-gift statutes that further limit commercial practices for medical devices, including IVD medical devices, in particular vis-à-vis health care professionals and organizations. Additionally, there has been a recent trend of increased regulation of payments and transfers of value provided to health care professionals or entities and many EU member states have adopted national “Sunshine Acts,” which impose reporting and transparency requirements (often on an annual basis), similar to the requirements in the United States, on medical device manufacturers. Certain countries also mandate implementation of commercial compliance programs.

We also may become subject to these requirements, as well as applicable state Sunshine Acts, if any therapeutic products currently in development are successfully approved by FDA, commercialized in the United States, and become eligible for reimbursement under a federal healthcare program such as Medicare or Medicaid.

Anti-Bribery Laws Applicable to our Business

FCPA

We are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. The sale of our tests internationally demands a high degree of vigilance in maintaining, implementing and enforcing a policy against participation in corrupt activity. Other U.S. companies in the medical device and pharmaceutical fields have faced substantial monetary fines and criminal penalties under the FCPA for allowing their agents to deviate from appropriate practices in doing business with non-U.S. government officials.

Foreign Laws

We are also subject to similar anti-bribery laws in the foreign jurisdictions in which we operate. In Europe, various countries have adopted anti-bribery laws providing for severe consequences, in the form of criminal penalties and/or significant fines for individuals and/or companies committing a bribery offence. For instance, in the United Kingdom, under the Bribery Act of 2010, which became effective in July 2011, bribery occurs when a person offers, gives, or promises to give a financial or other advantage to induce or reward another individual to improperly perform certain functions or activities, including any function of a public or private nature. Bribery of foreign public officials also falls within the scope of the Bribery Act of 2010. An individual found in violation of the Bribery Act of 2010 faces imprisonment of up to 10 years and could be subject to an unlimited fine, as could commercial organizations for failure to prevent bribery.

U.S. Prohibitions on the Corporate Practice of Medicine

Numerous states have enacted laws prohibiting business corporations, such as ours, from practicing medicine and employing or engaging physicians to practice medicine, generally referred to as the prohibition against the corporate practice of medicine. These laws are designed to prevent interference in the medical decision-making process by anyone who is not a licensed physician. For example, California’s Medical Board has indicated that determining the appropriate diagnostic tests for a particular condition and taking responsibility for the ultimate overall care of a patient, including providing treatment options available to the patient, would constitute the unlicensed practice of medicine if performed by an unlicensed person. Although we have structured our management services arrangements with our affiliated professional corporations to comply with applicable state corporate practice of medicine laws, violation of these corporate practice of medicine laws may result in civil or criminal fines, as well as sanctions imposed against the business corporation and/or the professional through licensure proceedings.

Environmental and Other Regulatory Requirements Applicable to our U.S. Laboratory Operations

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

Our operations are also subject to extensive requirements established by the U.S. Occupational Safety and Health Administration relating to workplace safety for healthcare employees, including requirements to develop and implement programs to protect workers from exposure to bloodborne pathogens by preventing or minimizing any exposure through needlestick or similar penetrating injuries.

Sustainability

We are committed to operating sustainably and have dedicated the last couple of years to establishing the proper foundation and internal functions that would enable us to monitor and grow our sustainability strategy. We placed our sustainability efforts and initiatives under the purview and oversight of the Nominating and Governance Committee. We have also implemented various policies that outline commitments and establish internal processes with respect to our sustainability efforts. Additionally, we established a sustainability working group, made up of members of our executive team and senior management.

Environmental Impact

At Fulgent, we prioritize a holistic view of protecting and preserving our precious natural resources, as outlined in our Climate Policy. We strive to incorporate climate-related risk assessments as part of our leadership team’s regular agenda. Our Board provides general oversight of energy management, climate risk and opportunities, strategy, and performance. The Board, through our sustainability working group, provides additional oversight on climate-related projects, goals, and related opportunities.

Employees and Human Capital Resources

We believe growing and retaining a strong team is crucial to our success. As of December 31, 2024, we had 1,313 (U.S. and international) full-time employees for our laboratory services business, engaged in precision diagnostic and anatomic pathology testing, BioPharma services, software engineering, laboratory management, sales and marketing, and corporate and administrative activities, and we have 19 (U.S.-based) full-time employees engaged in research and development for our therapeutic development business. We offer a comprehensive compensation program that is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders. We provide competitive salaries, equity-based compensation, and bonus programs. We also provide an expansive benefit offering including medical, dental, and vision healthcare coverage; life and accidental death and dismemberment coverage; optional legal, pet insurance, hospitalization, critical illness and accident coverage; insurance and disability coverage; 401(k) investment plans with Company matching; tax-advantaged savings accounts; paid time off and leaves of absence; and wellness programs. We provide added work-life balance to our employees through hybrid work arrangements. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our overall relationship with our employees is good.

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

Employee Training and Engagement

Our dedicated and growing team of over 1,000 employees is a source of pride. They continuously work to expand our testing solutions and consistently provide the highest quality of care and accuracy. In an effort to recruit the best talent pool and to encourage the professional and personal development of every employee, we offer reimbursement for qualified educational expenses and successful completion of undergraduate, graduate, post-graduate, professional training, and licensure courses from accredited colleges, universities and professional organizations. In the past several years, employees have applied for a variety of courses, including Stanford Center for Professional Development, Google Project Management Courses, Clinical Genetic Molecular Biologist Scientist (CGMBS) Training Program, and Bachelor’s Degrees. We also provide mandatory training courses that we believe are important to our culture, corporate goals, our business and the continued development of our employees, on a variety of topics, including discrimination, harassment, HIPAA, insider trading, privacy, anti-corruption and anti-bribery, internally and/or through third-party providers. In 2024, we conducted a recurrent employee feedback survey and utilized the survey results to enhance employee engagement, implement various improvements to extend continuous learning opportunities and refine our benefit plans for 2025. In 2024, the Training & Development team hosted a series of training sessions for team members, covering key topics such as “The Art of Giving and Receiving Feedback: 3 Part Series” and “Time Management Training: 3 Part Series”.

Workplace Safety and Health

We are committed to promoting a safe and healthy work environment, to establishing policies and procedures that support the safety program, and to fostering a workplace that is free from hazards, substance abuse, and violence. We currently operate five CLIA-certified and CAP-accredited labs across the United States. We seek to surpass the highest standards of diagnostic testing and to follow applicable safety laws and regulations. We encourage reporting of concerns across all of our physical locations. Because the health and safety of our employees is our priority, we have established policies and procedures aimed at reducing the risk of workplace injuries, and we provide regular training to all personnel on workplace safety. In 2024 and 2023, we had 16 and 15 recordable injuries, respectively.

Access and Affordability

Our top priority is the health of patients. We believe no one should have to sacrifice their health due to financial considerations or other reasons. We work hard to provide patients with access to quality diagnostic testing, regardless of their economic status. We provide numerous flexible and affordable pay options which include: acceptance of commercial insurance plans; availability of cash pricing at a discounted rate to make our tests more accessible; financial assistance resources based on various criteria for patients who are insured with commercial insurance but need additional financial help; a self-pay option for patients who do not meet insurance coverage policies for testing, have high-deductible plans, or have no insurance coverage; and our Compassionate Care Program, which offers financial assistance and non-interest payment plans for patients in the United States with no medical insurance and limited financial resources.

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

Our headquarters are located at 4399 Santa Anita Avenue, El Monte, California 91731. Our website address is www.fulgentgenetics.com. The information contained on or that can be accessed through our website is not part of and is not incorporated into this report by this reference.

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
•
Failure to comply with government laws and regulations related to submission of claims for our services could result in significant monetary damages and penalties and exclusion from the Medicare and Medicaid programs and corresponding foreign reimbursement programs. We are also subject to governmental audits and investigations, such as the current HRSA Audit and CIDs, that could result in material refunds or settlements. Our business, prospects and financial condition may be adversely affected as the result of the current HRSA Audit and CIDs.

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

Intellectual Property Risks

•
If we are unable to obtain and maintain patent protection for any drug candidate we develop, our competitors could develop and commercialize products or technology similar to ours, and our ability to successfully commercialize any drug candidate we may develop, and our technology, may be adversely affected.
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
•
Developments in patent law could have a negative impact on our business.
•
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
•
Our future issued patents covering drug candidates we develop could be found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.
•
Patent terms may be inadequate to protect our competitive position on our products and services for an adequate amount of time.
•
If we do not obtain patent term extension and/or data exclusivity for any drug candidate that we may develop, our business may be materially harmed.
•
We may not be able to enforce our intellectual property rights outside the United States.
•
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

In the ordinary course of our business, we generate, collect and store sensitive data, including personal health information, or PHI; personally identifiable information; intellectual property; and proprietary and other business-critical information, such as research and development data, commercial data, and other business and financial information. We manage and maintain the data we generate and collect and store data utilizing a combination of on-site systems and managed data center systems. We also communicate sensitive patient data when we deliver reports summarizing test results to our customers, which we deliver via our online encrypted web portal, encrypted email, or fax, or overnight courier. The secure processing, storage, maintenance, and transmission of this information is vital to our operations and business strategy, and we devote significant resources to protecting the confidentiality and integrity of this information. While we perform regular audits of our information systems security, we cannot audit our vendors, suppliers, and customers’ systems in the same way and cannot monitor containment or the spread of malware on those systems, with a potential resulting impact on our systems.

On occasion, we do encounter attempted security incidents. To date, these incidents have not materially affected our business. While we are not currently aware of any cyber breaches, attacks, malicious software, or hardware that would materially and adversely affect our business, such security incident could be present in any of our or our subsidiaries’ systems or in the systems of our suppliers, customers, vendors, or contractors. When discovered, these incidents could cause us to suffer a material data breach. A breach or interruption could result in material legal claims or proceedings and could result in material liability or penalties under federal, state, or foreign laws that protect the privacy of personal information, discussed below under “We are subject to broad legal requirements regarding the information we test and analyze, and any failure to comply with these requirements could result in materially significant penalties, materially damage our reputation and materially harm our business.” Additionally, unauthorized access, manipulation, loss, or dissemination could significantly damage our reputation and disrupt our operations, including our ability to perform our tests, analyze and provide test results, bill customers or other payors, process claims for reimbursement, provide customer service, conduct research and development activities, collect, process, and prepare company financial information, conduct education and outreach activities and manage the administrative aspects of our operations, as described further below under “We depend on our information technology systems and any material failure of these systems, due to hardware or software malfunctions, delays in operation, and/or material failures to implement new or enhanced systems or cybersecurity breaches could materially harm our business.”

Business and Strategy Risks

Our results of operations may fluctuate significantly from period to period and can be difficult to predict.

Our results of operations have experienced fluctuations from period to period, which we expect may continue in the future. These fluctuations can occur because of a variety of factors, including, among others, the amount and timing of sales of our tests and testing services, the prices we charge for our tests and testing services, customer or payor mix, general price degradation for our tests and testing services or other competitive factors, the rate and timing of our billings and collections, our ability to obtain reimbursement for our tests from insurance payors, our ability to maintain a broad and flexible testing menu, the timing and amount of our commitments and other payments, and exchange rate fluctuations, as well as the other risk factors discussed in this report. Our results have been, and may in the future be, impacted by events that may not recur regularly, in the same amounts or at all in the future. For instance, in 2020, we developed and began offering a series of COVID-19 tests. We experienced substantial revenue growth in 2020 and 2021 due primarily to the sales of, and growing demand, for these COVID-19 tests, but we have seen a decrease in our COVID-19 revenue in recent years due to the decline in prevalence of COVID-19. The fluctuations in our operating results may render period-to-period comparisons less meaningful, and investors should not rely on the results of any one period as an indicator of future performance. These fluctuations in our operating results could cause our performance in any particular period to fall below the expectations of securities analysts or investors or guidance we have provided to the public, which could negatively affect the price of our common stock.

We have a history of losses, and we may not be able to sustain profitability.

We have a history of losses. Although we achieved profitability for the year ended December 31, 2022, we were not profitable for the years ended December 31, 2023 and 2024, and we may not again be profitable in any future periods. Further, our revenue levels may not grow at historical rates or at all. We may incur additional losses in the future. While we experienced significant profitability in connection with the sale of our COVID-19 tests in previous years, the demand for these tests has declined and, currently, we do not expect future material revenue from the sale of our COVID-19 tests and testing services. Even if there is a reoccurrence of demand for our COVID-19 tests or other substantial revenue growth, we may be unable to again manage our resources to effectively respond to this demand such that our revenues would again materially increase. Any losses would have an adverse effect on our stockholders’ equity and working capital, which could negatively impact our operations and your investment in the Company. A failure to sustain or grow our revenue levels and to maintain profitability may negatively affect our business, financial condition, results of operations and cash flows, and the market price of our common stock may decline or continue to decline.

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

We have previously and may again in the future acquire businesses or assets, form joint ventures, make investments in other companies or technologies, or establish other strategic relationships, any of which could harm our operating results or dilute our stockholders’ ownership. These transactions may be subject to federal and state anti-trust laws and regulations, and any failure to comply, or alleged failure to comply, with these laws and regulations, may adversely affect our business, operating results and prospects.

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

Our consummation of future acquisitions may encounter scrutiny under federal and state antitrust laws. For example, our future acquisitions may be subject to notification under the Hart-Scott Rodino Antitrust Improvements Act of 1976 and to a waiting period and possible review by the DOJ and the FTC. Any delays, injunctions, conditions or modifications by any of these federal agencies could have a negative effect on us and result in the abandonment of all or part of otherwise attractive acquisition opportunities. There can be no assurance as to the cost, scope or impact on our business, results of operations, financial condition or prospects of the actions that may be required to obtain regulatory approvals. Further, even following completion of an acquisition, applicable government agencies may disagree with our interpretation of these complicated statutes and regulations. These disagreements, violations or alleged violations could result in significant civil or criminal penalties and/or equitable actions not in our favor. Any such circumstances, violations or alleged violations could have a material adverse effect on our business and substantially diminish the synergies and other advantages which we expect from such acquisition.

Our mix of customers fluctuates from period to period, and our revenue is often concentrated among only a small number of customers, and the loss of or a reduction in sales to any of our customers could materially harm our business.

The composition and concentration of our customer base often fluctuates from period to period, and in certain prior periods, a small number of customers accounted for a significant portion of our revenue. When customers who, to our knowledge, are under common control or otherwise affiliated with each other are aggregated, one of our customers contributed $62.6 million or 22% of our total revenue during the year ended December 31, 2024. We continue to see significant concentration in a single large customer. For this customer and for customers generally, tests are purchased on a test-by-test basis and not pursuant to any long-term purchasing arrangements. As a result, any or all of our customers, including affiliated customers or customers under common control who purchase large quantities of tests, could decide at any time to decrease, delay, or discontinue their orders from us, which could adversely affect our revenue. We believe some of these fluctuations in customer demand may be attributable, in part, to the nature of our business. Our traditional laboratory and testing services customers can experience significant volatility in their testing demand from period to period in the ordinary course of their operations and certain of these customers are experiencing significant financial distress. Demand fluctuations, particularly for any large customers, often have a significant impact on our period-to-period performance regardless of their cause.

For instance, during 2023 and 2024, several projects for our BioPharma services clients were scaled back or terminated. This was primarily due to those clients experiencing significant financial distress, undergoing restructuring, shifting their focus, reacting to changing market dynamics, or concluding large clinical trials. We have also experienced recent growth in demand from fertility clinics and other laboratory customers as a result of our Beacon Expanded Carrier, or Beacon screen. However, if demand for IVF or other assisted reproductive technologies declines, demand for our Beacon tests and services may also decline. In light of the overturning of Roe v. Wade, the recent political climate and state court decisions, there is uncertainty regarding the potential regulatory treatment of embryos, which may cause demand for IVF, or other assisted reproductive technologies, to decline or to decline in certain jurisdictions. Further, if our laboratory customers decided to perform certain testing services internally, our business and results of operations could be materially and adversely harmed. Our ability to maintain or increase sales to our existing customers depends on a variety of factors, including the other risk factors discussed in this report, many of which are beyond our control. Because of these and other factors, sales to any of our customers, including any key, affiliated, or commonly controlled customers, may not continue in the amounts or at the rates as they have in the past, and such sales may never reach or exceed historical levels in any future period. The loss of any of our customers, or a reduction in orders or difficulties collecting payments for tests ordered by any of them, could significantly reduce our revenue and adversely affect our operating results.

We face intense competition, which could intensify further in the future, and we may fail to maintain or again increase our revenue levels or sustain profitability if we cannot compete successfully.

We operate our businesses in very competitive and evolving fields. While we believe that we compare favorably to these competitors, some of our competitors may have technical, competitive, or other advantages over us for the development of technologies and processes or greater experience in particular diagnostics or therapeutic development areas, and consolidation among pharmaceutical, diagnostic, and biotechnology companies can enhance these advantages.

More specifically, many of our competitors have longer operating histories, larger customer bases, larger research and development staffs, more expansive brand recognition, established manufacturing capabilities and facilities, deeper market penetration, substantially greater financial, technological and research and development resources and selling and marketing capabilities with established sales forces; and considerably more experience dealing with insurance payors. As a result, they may be able to respond more quickly to changes in customer requirements or preferences, develop faster and better advancements for their technologies, product candidates and tests, create and implement more successful strategies for the promotion and sale of their tests, obtain more favorable results from insurance payors regarding coverage and reimbursement for their offerings, adopt more aggressive pricing policies for their tests, secure supplies from vendors on more favorable terms or devote substantially more resources to infrastructure and systems development. In addition, competitors may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established and well-financed companies, which may result in even more resources being concentrated among our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Our laboratory services competitors include dozens of companies focused on pathology, genetic, and diagnostic testing services, including specialty and reference laboratories that offer traditional single-gene and multi-gene tests. As such, we face intense competition from other life science, biotechnology, pharmaceutical, research and development, and diagnostic companies. This competition is subject to rapid change, could be significantly affected by new product or testing introductions, and may intensify further in the future. With respect to our research and development business, these competitors also compete with us in recruiting and retaining top qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, less expensive, more convenient or easier to administer, or have fewer or less severe effects than any products that we may develop. Our competitors also may obtain FDA, European Medicines Agency, or EMA, or other regulatory approval for their products more rapidly than we may obtain approval for our products, which could result in our competitors establishing a strong market position before we are able to enter the market. Even if our drug candidates achieve marketing approval, they may be priced at a significant premium over competitive products if any have been approved by then. The key competitive factors affecting the success of our drug candidates are likely to be their efficacy, safety, and availability of reimbursement, and drugs or drug candidates may compare more favorably than our drug candidates. We may not be able to compete effectively against competitive organizations. If we are unable to compete effectively, this could have a material adverse effect on our business and results of operations.

If our laboratory facilities become inoperable, if we are forced to vacate a facility, or if we are unable to obtain additional laboratory space as and when needed, we would be unable to perform our tests, and our business would be harmed.

We perform our tests at our CLIA-certified laboratories in El Monte, California; Coppell, Texas; Needham, Massachusetts; Phoenix, Arizona; and Alpharetta, Georgia. Our laboratories and the equipment we use to perform our tests would be costly to replace and could require substantial lead time to replace and qualify for use. Additionally, any other laboratory facilities or equipment we may use could be damaged or rendered inoperable by severe weather events, natural disasters (which may be exacerbated by the effects of climate change), or man-made disasters which could render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests or the backlog that could develop if a laboratory becomes inoperable for even a short time could result in adversely affected turnaround times, the loss of customers or harm to our reputation. Although we maintain insurance for damage to our property and disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

Further, if we need to relocate from one laboratory facility to another laboratory facility or obtain additional laboratory space, we may have difficulty locating suitable space in a timely manner, on reasonable terms or at all. Even if acceptable space was available, it would be challenging, time-consuming, and expensive to obtain or transfer the licensure and accreditation required for a commercial laboratory like ours and the equipment used to perform our tests. These challenges are amplified as we maintain laboratory space outside the United States. If we are unable to obtain or are delayed in obtaining new laboratory space as needed, we may not be able to provide our existing tests, provide test results within acceptable turnaround times, or develop and launch new tests, which could result in harm to our business, reputation, financial condition and results of operations.

We rely on commercial courier delivery services to transport specimens to our laboratory facilities in a timely and cost-efficient manner, and if these delivery services are disrupted, our business could be materially harmed.

Our business depends on our ability to quickly and reliably deliver test results to our customers. We typically receive specimens from customers within days of shipment from the United States and outside the United States, or in some cases overnight, for analysis at our laboratory facilities. Disruptions in delivery service, whether due to labor disruptions, bad weather or natural disasters (including severe weather, fires or other natural events which may be exacerbated by climate change), labor strikes, work stoppages, or boycotts, pandemics or epidemics, terrorist acts or threats, force majeure events, or for other reasons, could adversely affect specimen integrity and our ability to process specimens in a timely manner, provide test results within acceptable turnaround times and otherwise service our customers. These circumstances could ultimately materially and adversely affect our reputation and our business. In addition, if we are unable to continue to obtain expedited delivery services on commercially reasonable terms, our operating results may be materially and adversely affected.

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

Information technology and telecommunications systems are vulnerable to disruption and damage from a variety of sources, including power outages and other telecommunications or network failures, natural disasters, and the outbreak of war or acts of terrorism. Breaches resulting in the compromise, disruption, degradation, manipulation, loss, theft, destruction, or unauthorized disclosure of sensitive information can occur in a variety of ways, including but not limited to, negligent or wrongful conduct by employees or former employees or others with permitted access to our information technology systems and information, or wrongful conduct by hackers, competitors, or certain governments. Our third-party vendors and business partners face similar risks. Moreover, despite network security and back-up measures, our servers and other electronic systems are vulnerable to cybersecurity breaches, such as physical or electronic break-ins, computer viruses, ransomware attacks, phishing schemes, and similar disruptive events. Such incidents could cause significant downtime or failures of our systems or those used by our third-party service providers. Cyber-attacks come in many forms, including the deployment of harmful malware or ransomware, exploitation of vulnerabilities, phishing, social engineering, and other means to compromise the confidentiality, integrity, and availability of our information technology systems and confidential information. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated or remote areas of the world. Although we carry property, business interruption, and cyber liability insurance, the coverage may not be adequate to compensate for all losses that may occur in the event of system downtime or failure. Any such disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have a material adverse effect on our business and our reputation.

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

If our computer systems are compromised, we could be subject to significant fines, damages, reputational harm, litigation, and enforcement actions, and we could lose trade secrets, the occurrence of any of which could materially harm our business, in addition to possibly requiring substantial and material expenditures of resources to remedy.

We rely on a limited number of suppliers and, in some cases, a sole supplier, for certain laboratory substances, equipment and other materials, and any delays or difficulties securing these materials could disrupt our laboratory operations and materially harm our business.

We rely on a limited number of suppliers for certain laboratory substances used in the chemical reactions incorporated into our tests and testing services, which we refer to as reagents, as well as for the sequencers and various other equipment and materials we use in our laboratory operations. In particular, we rely on Illumina as the sole supplier of the next generation sequencers and associated reagents we use to perform our genetic tests and as the sole provider of maintenance and repair services for these sequencers; on Roche Holdings AG for certain laboratory equipment, supplies and services for our immunohistochemistry services; on Beckman Coulter Diagnostics for certain laboratory equipment, supplies and services for our flow cytometry tests and testing services; on Leica Biosystems for an automated digital scanning solution to scale up the digital pathology operations; and on Abbott Laboratories for certain laboratory equipment, supplies and services for our FISH tests and testing services. Additionally, our therapeutic development business relies on ANP Technologies, Inc. for certain laboratory services, equipment, tools, and drug intermediates in connection with our research and development efforts. We do not have long-term agreements with most of our suppliers and, as a result, they could cease supplying these materials and equipment generally to us at any time due to an inability to reach agreement with us on supply terms, disruptions in their operations, a determination to pursue other activities or lines of business, or they could fail to provide us with sufficient quantities of materials that meet our specifications, among other reasons. These suppliers may also be affected by natural disasters such as extreme weather events, fires or flooding (which may be exacerbated as a result of climate change), pandemics and health events, and disruptions of the global supply chain. While there are several sequencer suppliers that we believe could replace Illumina, and while we believe that we have sufficient alternative suppliers for our other needs, transitioning to a new supplier or locating a temporary substitute, if any are available, would be time-consuming and expensive, could result in interruptions in or otherwise affect the performance specifications of our laboratory operations or could require that we revalidate our tests. In addition, the use of equipment or materials provided by a replacement supplier could require us to alter our laboratory operations and procedures. Moreover, we believe there are currently only a few manufacturers that are capable of supplying and servicing certain equipment and other materials necessary for our laboratory operations, including sequencers and various associated reagents. As a result, replacement equipment and materials that meet our quality control and performance requirements may not be available on reasonable terms, in a timely manner or at all. If we encounter delays or difficulties securing, reconfiguring or revalidating the equipment, reagents and other materials required for our tests our operations could be materially disrupted; our anticipated turnaround times or ability to deliver our testing services in a timely manner could be adversely impacted; our development efforts may be delayed or interrupted; and our business, financial condition, results of operations and reputation could be adversely affected.

The loss of any member of our senior management team could adversely affect our business.

Our success depends in large part on the skill, experience, and performance of our executive management team and others in key leadership positions, especially Ming Hsieh, our founder, Chief Executive Officer and Chairman of our board of directors; Paul Kim, our Chief Financial Officer; Dr. Hanlin Gao, our Chief Scientific Officer and Laboratory Director; and Jian Xie, our President and Chief Operating Officer. Additionally, the success of our Fulgent Pharma business depends in large part on the skill, experience, and performance of Dr. Ray Yin, its President and Chief Scientific Officer. The continued efforts of these persons will be critical to us as we continue to develop our technologies and focus on growing our business. If we lose one or more of these key executives, we could experience difficulties maintaining our operations, including our ability to compete effectively, advance our technologies, develop new tests, and implement our business strategies. All of our executives and employees, including Messrs. Hsieh, Kim, and Xie; Dr. Yin; and Dr. Gao, are at-will, meaning either we or the executive may terminate his employment at any time. We do not carry key person insurance for any of our executives or other employees. In addition, we do not have long-term retention agreements in place with any of our executives or key employees.

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

We may not be successful in developing and marketing new tests or testing services, which could negatively impact our performance and prospects.

We believe our future success will depend in part on our ability to continue to expand our test and testing service offerings and develop and sell new tests and testing services and on our ability to expand our presence in new and existing markets, including our presence in the molecular diagnostic and cancer testing markets. We may not be successful in launching or marketing any new tests we may develop; in expanding into any new or existing markets; and, even if we are successful, the demand for our tests or testing services could decrease or may not continue to increase at historical rates. Development of new tests and testing services is time-consuming and costly, as development and marketing of new tests and testing services often requires us to conduct research and development activities regarding the new tests and to further scale our laboratory processes and infrastructure to be able to analyze increasing amounts of more diverse data. Further, we may be unable to discover or develop and launch new tests or testing services for a variety of reasons, including failure of any proposed test to perform as expected, lack of validation or reference data for the test, or failure to demonstrate the utility of the test. Any new test we are able to discover and develop may not be launched in a timely manner, meet applicable regulatory standards, successfully compete with other technologies and available tests, avoid infringing the proprietary rights of others, achieve coverage and adequate reimbursement from insurance payors, be capable of performance at commercial levels and at reasonable costs, be successfully marketed, or achieve sufficient market acceptance for us to recoup our time and capital investment in the development of the test. Any failure to successfully develop, market, and sell new tests or testing services could negatively impact our ability to attract and retain customers, our revenue, and prospects.

The development and use of AI presents risks and challenges that can impact our business, including by posing security risks to our confidential information, proprietary information, and personal data and could give rise to legal and/or regulatory actions, damage our reputation, or otherwise materially harm our business.

AI is increasingly being used in the biopharmaceutical, pharmaceutical, technology, and consumer health industries. We evaluate different AI technologies and identify areas where we can apply AI to improve our operations. We have developed and incorporated AI technology in certain of our products and services, including for digital pathology. Issues relating to the use of new and evolving technologies such as AI, machine learning, generative AI, and large language models, may cause us to experience perceived or actual brand or reputational harm, technical harm, competitive harm, legal liability, cybersecurity risks, privacy risks, compliance risks, security risks, ethical issues, and new or enhanced governmental or regulatory scrutiny, and we may incur additional costs to resolve such issues. Litigation or government regulation related to the use of AI may also adversely impact our ability to develop and offer products that use AI, as well as increase the cost and complexity of doing so. In addition, uncertainties regarding developing legal and regulatory requirements and standards may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws concerning the use of AI, the nature of which cannot be determined at this time. In addition, the European Union recently passed the Artificial Intelligence Act, whose regulations will be developed over the coming year and, in the United States, the recent Executive Order concerning AI may result in extensive new federal rule-making. Further, market demand and acceptance of AI technologies are uncertain, and we may be unsuccessful in our product development efforts.

As necessary, we plan to develop policies governing the use of AI to encourage appropriate use of AI by our employees, contractors, and authorized agents and that our assets, including intellectual property, competitive information, personal information we may collect or process, and customer information, are protected. Any failure by our personnel, contractors, or other agents to adhere to any policies that we may establish could violate confidentiality obligations or applicable laws and regulations, jeopardize our intellectual property rights, cause or contribute to unlawful discrimination, or result in the misuse of personally identifiable information or the injection of malware into our systems, any of which could have a material adverse effect on our business, results of operations, and financial condition.

We are exposed to additional business, regulatory, political, operational, financial, and economic risks related to our international operations.

Our existing customer base includes international customers from a variety of geographic markets. As we expand our direct test sales in other countries, we are increasingly subject to varied and complex foreign and international laws and regulations, and as part of our expansion strategy, we aim to conduct targeted marketing outreach activities and, if opportunities arise, engage distributors or establish other types of arrangements, such as additional joint ventures or other relationships. However, we may never be successful in achieving these objectives, and even if we are successful, these strategies may not result in meaningful or any increases in our customer base, test volumes, or revenue.

Doing business internationally involves a number of risks, including, among others:

•
compliance with the laws and regulations of multiple jurisdictions, which may be conflicting or subject to increasing stringency or other changes, including privacy and data protection regulations, tax laws, tariffs, employment laws, healthcare regulatory requirements, and other related approvals, including permitting and licensing requirements;
•
logistics associated with the shipment of blood or other tissue specimens, including infrastructure conditions, transportation delays, and the impact of United States and local laws and regulations, such as export and import permit requirements or restrictions, tariffs, or other charges and other trade barriers, all of which involve increased risk related to the trade policies of the current administration, which may threaten existing and proposed trade agreements and impose more restrictive U.S. export-import regulations that impact our business;
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
•
natural disasters; political and economic instability, including wars, terrorism and political unrest, such as conflicts in the Ukraine and the Middle East and tensions between China and Taiwan; outbreak of disease; boycotts; and other business restrictions; and
•
regulatory and compliance risks related to applicable anti-bribery laws, including requirements to maintain accurate information and control over activities that may fall within the purview of these laws.

Any of these factors could significantly harm our existing relationships with international customers or derail our international expansion plans, which would cause our revenue and results of operations to suffer. Our international business activities are subject to U.S. economic and trade sanctions, which restrict or otherwise limit our ability to do business in certain designated countries.

In addition, we are exposed to a number of additional risks and challenges related to our joint venture in China. These risks include, among others, difficulties predicting the market for genetic testing in Asia; competitive factors in this market, including challenges securing market share; trade wars and tariffs; local differences in customer demands and preferences and the regulatory environment and regulatory requirements; the interpretation or enforcement of laws, regulations, and rules in China and many of the other risks of doing business internationally that are discussed above. Although we believe this joint venture could result in expanded long-term opportunities to address the genetic testing market in Asia, this belief could turn out to be wrong, and we may never realize these or any other benefits we anticipate from our joint venture. Moreover, any joint venture we may seek to establish may never produce sufficient revenue for us to recover our capital and other investments in the joint venture, and we could become subject to liabilities based on our involvement in the joint venture’s operations. The materialization of any of these risks could materially harm our performance and prospects.

If we are sued for product or professional liability, we could face substantial liabilities that exceed our resources.

Our business depends on our ability to provide reliable and accurate test results, including tests that incorporate rapidly evolving information about the role of genes and gene variants in disease and clinically relevant outcomes associated with these variants or pathology services and testing that often rely on human interpretation. Substantial judgment is often required in order to interpret the results of each test we perform and to produce a report summarizing these results. This is particularly true for our pathology testing services. Errors, such as failures to detect genomic variants with high accuracy, or mistakes, such as failures to completely and correctly identify the significance of gene variants, abnormal cells or to detect disease, could subject us to product liability or professional liability claims. Any such claim against us could result in substantial damages and be costly and time-consuming to defend. Although we maintain liability insurance, including for errors and omissions, our insurance may not fully protect us from the financial impact of defending against these types of claims or any judgments, fines, or settlement costs arising out of any such claims. Additionally, any liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing adequate insurance coverage in the future. Moreover, any liability lawsuit could damage our reputation or force us to suspend sales of our tests. The occurrence of any of these events could have a material adverse effect on our business, reputation and results of operations.

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

In addition, insurance coverage is increasingly expensive and difficult to obtain. Inability to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product or other legal or administrative liability claims could prevent or inhibit customer relationships, the clinical development, commercial production, and sale of any of our products and drug candidates, which could adversely affect our business.

Any inability to obtain additional capital when needed and on acceptable terms may limit our ability to execute our business plans, and our liquidity needs could be materially affected by market fluctuations and general economic conditions. If we raise funds by issuing equity securities, our stockholders may experience substantial dilution.

We expect our capital expenditures and operating expenses to increase over the next several years as we seek to expand our infrastructure, other commercial operations, and research and development activities. As of December 31, 2024, we had cash, cash equivalents, and marketable securities of approximately $828.6 million. We may seek to fund future cash needs through securities offerings, credit facilities, or other debt financings, asset sales, collaborations or licensing arrangements. Additional funding may not be available to us when needed, on acceptable terms or at all. For example, the COVID-19 pandemic initially caused extreme disruption and volatility in the global capital markets followed by a period of high market demand for life science and diagnostic company equities and then a period of less demand for these equities in 2022, 2023, and 2024. These circumstances and high volatility in capital markets generally may reduce our ability to access capital and/or adversely affect the stability of the depository institutions maintaining our assets.

If we raise additional funds by issuing equity securities, our existing stockholders could experience substantial dilution. Additionally, any preferred stock we issue could provide for rights, preferences, or privileges senior to those of our common stock, and our issuance of any additional equity securities, or the possibility of such an issuance, could cause the market price of our common stock to decline. The terms of any debt securities we issue or borrowings we incur, if available, could impose significant restrictions on our operations, such as limitations on our ability to incur additional debt or issue additional equity or other restrictions that could adversely affect our ability to conduct our business, and would result in increased fixed payment obligations. If we seek to sell assets or enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms or relinquish or license to a third-party our rights to important or valuable technologies or tests we may otherwise seek to develop ourselves. Moreover, we may incur substantial costs in pursuing future capital, including investment banking, legal, and accounting fees, printing and distribution expenses and other similar costs. If we are unable to secure funding if and when needed and on reasonable terms, we may be forced to delay, reduce the scope of or eliminate one or more sales and marketing initiatives, research and development programs or other growth plans or strategies. In addition, we may be forced to work with a partner on one or more aspects of our tests or market development programs or initiatives, which could lower the economic value to us of these tests, programs or initiatives. Any such outcome could significantly harm our business, performance, and prospects.

Inflation has and may again materially and adversely affect us by materially increasing our costs.

In recent years, inflation has increased throughout the United States economy. Inflation has adversely affected us and may again adversely affect us by materially increasing the costs of clinical trials and research, the development of our tests and drug candidates, administration, and other costs of doing business. We have and may again experience material increases in the prices of labor and other costs of doing business. In an inflationary environment, cost increases may materially outpace our expectations, causing us to use our cash and other liquid assets faster than forecasted.

If we are unable to maintain effective internal control over financial reporting, investors could lose confidence in the accuracy and completeness of our reported financial information, and the market price of our common stock could decline.

We are required to maintain internal control over financial reporting and report any material weaknesses in these internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and annually provide a management report on these internal controls. We have incurred and expect to continue to incur significant expenses and devote substantial management effort toward compliance with the auditor attestation requirements of

Section 404 of the Sarbanes-Oxley Act. Although we have implemented systems, processes and controls and performed this evaluation as of the end of 2024, we will need to maintain and enhance these controls if and as we grow. Moreover, we may need to hire additional personnel and devote more resources to our financial reporting function in order to do so, which will increase our operating expenses.

If one or more material weaknesses is identified during the process of evaluating our internal controls or if we do not detect errors on a timely basis, our financial statements may be materially misstated. In addition, in that event, our management would be unable to conclude that our internal control over financial reporting is effective. In addition, we are required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could materially harm our results of operations, cause us to fail to meet our reporting obligations, result in a restatement of our financial statements for prior periods, or adversely affect the results of management evaluations and independent registered public accounting firm audits of our internal control over financial reporting that we are required to include in our periodic reports that will be filed with the SEC. If we or our auditors were to conclude that our internal control over financial reporting was not effective because one or more material weaknesses had been identified or if internal control deficiencies result in the restatement of our financial results, investors could lose confidence in the accuracy and completeness of our financial disclosures and the price of our common stock could decline.

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

We have been the subject of a shareholder class action, which was dismissed without prejudice; and we may be subject to further shareholder litigation in the future; our costs of defending such litigation, arbitration, and other proceedings and any adverse outcome of such litigation, arbitration, or other proceeding may have a material adverse effect on our business and the results of our operations.

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

General political uncertainty may have an adverse impact on our operating performance and results of operations. In particular, the United States continues to experience significant political events that cast uncertainty on global financial and economic markets, especially in light of the new administration. It is presently unclear exactly what actions the new administration in the United States will implement, and if implemented, how these actions may impact the pharmaceutical and diagnostics industries in the United States. Any actions taken by the new administration may have a negative impact on the United States economies and on our business, financial conditions, and results of operations.

Impairment charges relating to our goodwill and intangible assets could negatively affect our financial performance.

We have previously and may again in the future pursue acquisitions of complementary businesses or assets, and we may not realize all the economic benefit from those acquisitions, which could cause an impairment of goodwill or intangibles. We assess goodwill and indefinite-lived intangibles for impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Events and conditions that could result in an impairment of our goodwill and intangible assets include a decline in our stock price and market capitalization, reduced future cash flow estimates, slower growth rates in industry segments in which we participate, or other factors leading to reduction in expected long-term growth or profitability. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which may negatively affect our financial condition and results of operations. For example, during our fiscal 2023 annual goodwill impairment analysis, we fully impaired goodwill of $71.8 million associated with the acquisition of Inform Diagnostics, $27.5 million associated with the acquisition of CSI, and $21.0 million associated with the restructuring of Fujian Fujun Gene Biotech Co., Ltd., or FF Gene Biotech, which was principally driven by a sustained decline in our market price and capitalization.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported operating results.

Accounting principles generally accepted in the United States, or U.S. GAAP, is subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

We incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies in the United States, which may adversely affect our operating results.

As a public company listed in the United States, we incur significant additional legal, accounting and other expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and The Nasdaq Stock Market LLC, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with these laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. As previously disclosed and as set forth in Note 8 “Debt, Commitments and Contingencies to the Consolidated Financial Statements,” we are under investigation by the SEC for certain alleged violations of securities laws. While we do not believe that any enforcement recommendation is warranted and deny all liability, we have recorded a $1.0 million potential liability with respect to this matter. The actual amount of liability, if any, may be materially higher than this estimate, as discussions are ongoing and there is no formal settlement or final resolution of this matter at this time.

Further, if we fail to comply with these laws, regulations and standards, it might also be more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management.

U.S. federal government contracts are generally subject to terms more favorable to the customer than commercial contracts. If the U.S. federal government significantly decreased or ceased doing business with us, our business, financial condition and results of operations would be materially and adversely affected.

In 2024, we were awarded a contract by the U.S. Department of Veterans Affairs, or VA, to provide hereditary cancer, pharmacogenetic and other genetic testing to veterans and to their family members. We are also party to a number of other government contracts.

U.S. federal government contracts, including our contract with the VA, generally contain provisions and are subject to laws and regulations that give the federal government rights and remedies not typically found in commercial contracts, including provisions permitting the federal government to:

•
terminate our existing contracts;
•
reduce potential future income from our existing contracts;
•
modify some of the terms and conditions in our existing contracts;
•
suspend or permanently prohibit us from doing business with the federal government or with any specific government agency;
•
impose fines and penalties;
•
subject the award of some contracts to protest or challenge by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest or challenge and which may also require the government to solicit new proposals for the contract or result in the termination, reduction or modification of the awarded contract; and
•
decline to exercise an option to extend an existing multiple year contract.

The U.S. federal government may also terminate a contract either “for convenience” (for instance, due to a change in its perceived needs or its desire to consolidate work under another contract) or if a default occurs by failing to perform under the contract. If the federal government terminates a contract for convenience, we generally would be entitled to recover only our incurred or committed costs, settlement expenses and profit on the work completed prior to termination. If the federal government terminates a contract based upon a default, we generally would be denied any recovery for undelivered work, and instead may be liable for excess costs incurred by the federal government in procuring undelivered items from an alternative source and other damages as authorized by law. In addition, many government contracts are awarded through a rigorous competitive process, which may emphasize price over other qualitative factors. The U.S. federal government has increasingly relied upon multiple-year contracts with multiple contractors that generally require those contractors to engage in an additional competitive procurement process for each task order issued under a contract. This process may result in us facing significant additional pricing pressure and uncertainty and incurring additional costs. Further, to the extent our performance under a contract does not meet a government agency’s expectations, the customer might seek to terminate the contract prior to its scheduled expiration date, provide a negative assessment of our performance to government-maintained contractor past-performance data repositories, fail to award us additional business under existing contracts or otherwise, and direct future business to our competitors, suspend or debar from contracting with the federal government or any significant agency, including the VA. These various uncertainties, restrictions, and regulations by government authorities as well as profit and cost controls, could have a material adverse impact on our business, financial condition and results of operations.

Reimbursement Risks

Our ability to achieve or sustain profitability also depends on our collection of payment for the tests we deliver, which we may not be able to do successfully.

If insurance payors do not provide coverage and adequate reimbursement for our tests and testing services, our potential for growth and our ability to collect revenue for these tests and testing services could be limited and our results of operations may be materially and adversely affected.

Coverage and reimbursement by insurance payors, including managed care organizations, other private health insurers and government healthcare programs, such as Medicare and Medicaid, for the types of tests we perform can be limited and uncertain. Our customers may not order our tests or testing services unless insurance payors cover and provide adequate reimbursement for a substantial portion of the price of the tests. If we are not able to obtain coverage and an acceptable level of reimbursement for our tests from insurance payors, the patient for whom the test is ordered typically will owe a greater co-insurance, deductible or co-payment amount or may be expected to pay the entire cost of the test out-of-pocket, which could dissuade practitioners from ordering our tests and, if ordered, could result in a delay in or decreased likelihood of collecting payment, whether from patients or from insurance payors. We believe our ability to increase the amount of tests and testing services we sell to our healthcare provider customers and any corresponding revenue depends in part on our ability to achieve and maintain broad coverage and reimbursement for our tests from insurance payors.

Coverage and reimbursement by an insurance payor depend on a number of factors, including a payor’s determination that a test or testing service is appropriate, medically necessary, and cost-effective. Each payor makes its own decision as to whether to establish a policy or enter into a contract to cover our tests and the amount it will reimburse for each test, and any determination by a payor regarding coverage and amount of reimbursement for our tests would likely be made on an indication-by-indication basis. Even if a test has been approved for reimbursement for any particular indication or in any particular jurisdiction, there is no guarantee this test will remain approved for reimbursement or that any similar or additional tests will be approved for reimbursement in the future. Moreover, there can be no assurance that any new tests we launch will be reimbursed at all or at rates comparable to the rates of any previously reimbursed tests. In addition, the coding procedure used by all insurance payors with respect to establishing payment rates for various procedures, including our tests, is complex, does not currently adapt well to the tests we perform and may not enable coverage and adequate reimbursement rates for our tests. If physicians fail to provide appropriate diagnosis codes for tests that they order, we may not be reimbursed for our tests. Additionally, if we are not able to obtain sufficient clinical information in support of our tests, insurance payors could designate our tests as experimental or investigational and decline to cover and reimburse our tests because of this designation. As a result of these factors, obtaining approvals from insurance payors to cover our tests and testing services and establishing adequate reimbursement levels is an unpredictable, challenging, time-consuming and costly process, and we may never be successful.

To date, we have contracted directly with national health insurance companies to become an in-network provider and enrolled as a supplier in the Medicare program and a provider in some state Medicaid programs, and we have also received payment for our tests from other insurance payors as an out-of-network provider. Although becoming an in-network provider or enrolling as a supplier or provider means that we have agreed with these payors to provide certain of our tests at negotiated or set fee schedule rates, it does not obligate any physicians or other practitioners to order our tests or guarantee that we will receive reimbursement for our tests from these or any other payors at adequate levels. As a result, these payor relationships, any other similar relationships we may establish in the future, or any additional payments we may receive from other payors as an out-of-network provider, may not amount to acceptable levels of reimbursement for our tests or meaningful increases in our customer base or the number of tests we sell. We expect to focus on increasing coverage and reimbursement for our current tests and any future tests we may develop, but we cannot predict whether, under what circumstances, or at what payment levels payors will cover and reimburse us for our tests. Further, even if we are successful, we believe it could take several years to achieve coverage and adequate contracted reimbursement with insurance payors. If we fail to establish and maintain broad coverage and reimbursement for our tests, our ability to maintain or grow our test volume, customer base, collectability rates and revenue levels could be limited and our future prospects and our business could suffer.

Our collection risks also include the potential for default or bankruptcy by the party responsible for payment and other risks associated with payment collection generally. Any inability to maintain our past payment collection levels could cause our revenue and ability to achieve profitability to decline and adversely affect our business, prospects and financial condition.

Failure to comply with government laws and regulations related to submission of claims for our services could result in significant monetary damages and penalties and exclusion from the Medicare and Medicaid programs and corresponding foreign reimbursement programs. We are also subject to governmental audits and investigations that could result in material refunds or settlement. Our business, prospects and financial condition may be adversely affected as the result of the current HRSA Audit and CIDs.

We are subject to laws and regulations governing the submission of claims for payment for our services, such as those relating to: coverage of our tests and testing services under Medicare, Medicaid, HRSA, and other state, federal and foreign healthcare programs; the amounts that we may bill for our services; and the party to which we must submit claims. Our failure to comply with applicable laws and regulations could result in our inability to receive payment for our services or in attempts by state and federal healthcare programs, such as HRSA, Medicare and Medicaid, to recover payments already made. Submission of claims in violation of these laws and regulations, identified through an audit or through the Company’s control processes, can result, as noted above, in recoupment of payments already received, substantial civil monetary penalties, and exclusion from state and federal healthcare programs, and can subject us to liability under the federal False Claims Act and similar laws. The failure to report and return an overpayment to the Medicare or Medicaid programs within 60 days of identifying its existence can give rise to liability under the False Claims Act. Further, a government agency could attempt to hold us liable for causing the improper submission of claims by another entity for services that we performed. Similar to other laboratories in the industry, the Company is currently being audited by HRSA with respect to its reimbursement for COVID-19 tests furnished to patients believed to be uninsured. The Company is fully cooperating and working with HRSA’s auditors to resolve any issues, including any reimbursed amounts that may need to be returned to HRSA. There is uncertainty with respect to the methodology HRSA will use and whether and how they will extrapolate audit results. We have also received a CID issued by the DOJ pursuant to the False Claims Act related to its investigation of allegations of medically unnecessary laboratory testing, improper billing for laboratory testing, and remuneration received or provided in violation of the Anti-Kickback Statute and the Stark Law. Among other things, this CID requests information and records relating to certain of the Company’s customers named in this CID. In addition, we have also received a CID issued by the DOJ related to the DOJ’s investigation as to whether we submitted or caused to be submitted false claims to the Uninsured Program. We are fully cooperating with the DOJ in connection with the CIDs that we have received and in connection with the HRSA audit. We cannot currently predict when these CIDs and HRSA audit matters will be resolved, the reasonable or likely outcome of these matters, or their potential impact, which may materially and adversely affect our business, prospects, and financial condition. These matters are not formal claims and discussions and investigations remain ongoing. As such, we cannot reasonably estimate the loss or range of loss, if any, that may result from any material government investigations, audits, and reviews in which we are currently involved, given the inherent difficulty in predicting regulatory action, fines and penalties, if any, and the various remedies and levels of judicial review available to us in the event of an adverse finding.

See “Contingencies” in Note 8, Debt, Commitments and Contingencies for additional information.

Billing and collection processing for our tests is complex and time-consuming, and any delay in transmitting and collecting claims could have an adverse effect on our revenue.

Billing for our tests is complex, time-consuming, and expensive. Depending on the billing arrangement and applicable law, we may bill various different parties for our tests. This includes billing customers directly, as in the case of our hospital and other medical institution customers, as well as billing through Medicare, Medicaid, insurance companies and patients, all of which may have different billing requirements. We face increasing risks in our collection efforts due to the complexities of these billing requirements, including long collection cycles and lower collection rates, which could adversely affect our business, results of operations and financial condition.

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

We have developed internal systems and procedures to handle these billing and collection functions, and have contracted with third-party providers as needed to assist in our collection efforts, but these systems and internal and external collection functions may fail or may fail to operate as we intend, particularly as billing for many of our tests from insurance payors is a very complex process. As a result, these billing complexities, along with the related uncertainty in obtaining payment for our tests, could negatively affect our revenue and cash flows, our ability to achieve or sustain profitability and the consistency and comparability of our results of operations. In addition, if claims for our tests are not submitted to payors on a timely basis, or if we are required to switch to a different provider to handle our processing and collections functions, our revenue and our business could be adversely affected.

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

Although the FDA has statutory authority to assure that medical devices and IVDs, including potentially our tests, are safe and effective for their intended uses, the FDA had historically exercised enforcement discretion and not enforced applicable provisions of the FDC Act and regulations with respect to LDTs, which are a particular type of medical device. We market our tests as LDTs and may, in the future, market other tests as LDTs. However, in May 2024, the FDA issued a final rule aimed at regulating LDTs under the current medical device framework and phasing out its existing enforcement discretion policy for this category of diagnostic tests over several years. The effective date of the agency’s final rule was July 5, 2024.

The agency’s final rule provides that the LDT enforcement policy phase-out process would occur in gradual stages over a total period of four years, with pre-market approval applications for high-risk tests to be submitted by the three-and-a-half-year mark. Moderate-risk and low-risk tests are expected to be in compliance at the four-year mark, although FDA has stated that if premarket submissions are pending review it will continue to exercise enforcement discretion with respect to those tests. The FDA’s final rule is complex and, concurrently, the agency announced several exceptions from the requirement to comply with full medical device regulatory controls, depending upon the specific nature of the LDT and the clinical laboratory that is offering such LDT for use by health care providers. Of potential relevance is the agency’s position on LDTs that were marketed prior to the official publication date of the final rule. Such “currently marketed” tests are subject to many of the device regulatory controls but are exempt from the premarket review and FDA authorization requirements (unless or until significant modifications are made to such “currently marketed” tests). Similarly, FDA has created a partial enforcement discretion policy for tests approved by the New York’s Department of Health, Clinical Laboratory Evaluation Program, or CLEP, whereby such tests also do not need to undergo FDA premarket review but must come into compliance with all other device general controls in a stagged fashion between 2025 and 2027. We have begun the process of evaluating the final rule’s potential impact on our tests, our operations, and our business more generally.

On May 29, 2024, ACLA and one of its members filed a complaint against the FDA in the Eastern District of Texas, alleging that the agency does not have authority to promulgate the LDT final rule and seeking to vacate the FDA’s action. A second lawsuit was also filed against FDA by AMP on August 19, 2024 in the Southern District of Texas, and subsequently the two cases were consolidated into a single action pending in the Eastern District of Texas. Briefing is ongoing in the consolidated case, and the outcome of such litigation is uncertain. The litigation could potentially affect FDA’s plans to implement these new LDT requirements, making the potential implementation timeline somewhat uncertain, although no preliminary injunction has been issued to date. Accordingly, the agency has continued its implementation efforts by actively providing guidance and training to clinical laboratories on how to comply with medical device general controls.

Affected stakeholders also continue to press for a comprehensive legislative solution to create a harmonized paradigm for oversight of LDTs by both the FDA and CMS, instead of implementation of the proposed FDA administrative action, which may be disruptive to the industry and to patient access to certain diagnostic tests. However, this FDA rulemaking was initiated after years of failed congressional attempts to harmonize the regulatory paradigms applicable to LDTs and other IVDs, making it unclear whether any legislative efforts would be successful going forward.

If FDA prevails in the Texas litigation and is able to fully implement the multi-year phase-in plan for the LDT final rule or Congress enacts comprehensive legislation to regulate in vitro diagnostics that moots the need for the LDT final rule, or if the FDA disagrees with our assessment that our tests meet the criteria to be marketed LDTs, we could, for the first time, be subject to enforcement of a variety of regulatory requirements, including registration and listing, medical device reporting and quality control, and we could be required to obtain premarket clearance or approval for our existing tests and any new tests we may develop, which may force us to cease marketing our tests until we obtain the required clearance or approval. The premarket review process can be lengthy, expensive, time-consuming and unpredictable. Further, obtaining premarket authorization may involve, among other things, successfully completing clinical trials. Clinical trials require significant time and cash resources and are subject to a high degree of risk, including risks of experiencing delays, failing to complete the trial or obtaining unexpected or negative results. If we are required to obtain premarket clearance or approval and/or conduct premarket clinical trials, our development costs could significantly increase, our introduction of any new tests we may develop may be delayed and sales of our existing tests could be interrupted or stopped. Any of these outcomes could reduce our revenue or increase our costs and materially adversely affect our business, prospects, results of operations or financial condition. Moreover, any cleared or approved labeling claims may not be consistent with our current claims or the test’s indications for use, and they may not be adequate to support continued adoption of and reimbursement for our tests. For instance, if we are required by the FDA to label our tests as investigational, or if labeling claims the FDA allows us to make are limited, order levels may decline and reimbursement may be adversely affected. As a result, we could experience significantly increased development costs and a delay in generating additional revenue from our existing tests or from tests we may develop.

In addition, while we qualify the materials used in our tests and testing services in accordance with the regulations and guidelines of CLIA, the FDA could promulgate regulations or make policy decisions impacting our ability to purchase materials necessary for the performance of our tests. If any of the reagents we obtain from suppliers and use in our tests are affected by future regulatory actions, our business could be adversely affected, including by increasing the cost of testing or delaying, limiting or prohibiting the purchase of reagents necessary to perform testing with our products.

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

We are subject to CLIA, a federal law that establishes quality standards for all laboratory testing and is intended to ensure the accuracy, reliability, and timeliness of patient results. CLIA requires that we hold a certificate specific to the categories of laboratory testing that we perform and that we comply with various standards with respect to personnel qualifications, facility administration, proficiency testing, quality control, quality assurance, and inspections. CLIA certification is required in order for us to be eligible to bill federal and state healthcare programs, as well as many private insurance payors, for our tests. We have obtained CLIA certification to conduct our tests at our laboratories in El Monte, California; Coppell, Texas; Needham, Massachusetts; Phoenix, Arizona; and Alpharetta, Georgia.

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

We are also required to maintain a license to conduct testing in California. California laws establish standards for day-to-day operation of our clinical reference laboratory in El Monte, including with respect to the training and skills required of personnel, quality control and proficiency testing requirements. In addition, because we receive test specimens originating from New York, we have obtained a state laboratory permit for our California laboratory from the New York State Department of Health, or DOH. The New York state laboratory laws and regulations are equal to or more stringent than CLIA. In addition, the laboratory director must maintain a Certificate of Qualification issued by New York’s DOH in permitted categories.

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

We are subject to on-site routine and complaint-driven inspections under California state laboratory laws and regulations. If we are found to be out of compliance with California requirements, the CA Department of Public Health may suspend, restrict or revoke our license or laboratory permit, and may exclude persons or entities from owning, operating or directing a laboratory for two years following such license revocation, assess civil monetary penalties, or impose specific corrective action plans, among other sanctions. Any such actions could materially and adversely affect our business by prohibiting or limiting our ability to offer testing.

Moreover, certain other states require us to maintain out-of-state laboratory licenses or obtain approval on a test-specific basis to perform testing on specimens from these states. Additional states could adopt similar licensure requirements in the future, which could require us to modify, delay or discontinue our operations in such jurisdictions. We are also subject to regulation in foreign jurisdictions, which we expect will increase as we continue to expand international utilization of our tests or if jurisdictions in which we pursue operations adopt new or modified licensure requirements for U.S.-based clinical laboratories offering and providing diagnostic testing services to professionals located in those jurisdictions. Foreign licensure requirements could require review and modification of our tests in order to offer them in certain jurisdictions or could impose other limitations, such as restrictions on the domestic transport or importation of human blood or other tissue necessary for us to perform our tests that may limit our ability to make our tests more widely available outside the United States. Additionally, complying with licensure requirements in new jurisdictions may be expensive, time-consuming and subject us to significant and unanticipated delays.

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

Failure to obtain necessary foreign regulatory approvals or certifications may adversely affect our ability to expand our operations internationally.

An important part of our business strategy is to expand and offer our tests internationally, with patient specimens collected by laboratory and health care professional customers in foreign countries for processing by our California laboratory. As we continue to expand our diagnostic offerings into new markets, including in Australia, we will become increasingly subject to or impacted by the regulatory requirements of foreign jurisdictions, which are varied and complex. Our tests, and certain components of our tests, may be subject to the regulatory approval requirements in each foreign country in which they are sold by us or a laboratory partner, and our future performance may depend in part on obtaining any necessary regulatory approvals in a timely manner. For example, we are in the process of obtaining a CE Mark from the European Commission for certain IVDs being offered to customers in Europe. We are also in the process of obtaining NATA accreditation in Australia.

We are occasionally required to address inquiries from regulatory authorities in various countries, such as those in the European Union, regarding the regulatory status of our diagnostic test offerings. If we do not continue to satisfactorily address any such questions in the future, we may be required to cease offering our products in the relevant country. This may in turn result in similar concerns, and subsequent cessation of our sources of revenue, in other countries.

Regulatory approval can be a lengthy, expensive and uncertain process. In addition, regulatory processes are subject to change, and new or changed regulations can result in unanticipated delays and cost increases. For example, the European Commission’s modernized regulations for in vitro diagnostic products, the IVDR, became effective in May 2022. Among others, the new regulations introduce risk-based classification for IVDs and will require Notified Body involvement for various classes of devices, including certain of our tests, which will require us to submit clinical evidence and post-market performance data to regulators. We must also achieve and maintain International Standards Organization, or ISO, certification of our quality management system to come into compliance with the IVDR.

We may not be able to obtain foreign regulatory approvals or authorizations for our tests on a timely basis, if at all, which may cause us to incur additional costs or prevent us from marketing our tests in certain foreign countries.

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

Any failure to implement appropriate security measures to protect the confidentiality and integrity of personal information or any breach or other failure of these systems resulting in the unauthorized access, manipulation, disclosure, or loss of this information could result in our noncompliance with these laws. Penalties for failure to comply with a requirement of HIPAA and HITECH vary significantly depending on the failure and could include civil monetary or criminal penalties. Additionally, the HIPAA Security Rule is currently undergoing a proposed update, which, if implemented, will impose more stringent security measures on covered entities.

The European Union formally adopted the GDPR, which applies to all European Union member states. The GDPR introduced stringent new data protection and operational requirements in the European Union for companies that receive or process personal data of European residents, as well as substantial fines for breaches of the data protection rules. It has increased our responsibility and liability in relation to personal data that we process, and we are required to maintain additional mechanisms ensuring compliance with the GDPR. The GDPR is a complex law, and the regulatory guidance is still evolving, including with respect to how the GDPR should be applied in the context of clinical studies and the collection, processing, and storage of sensitive personal data, including genetic information and testing. Furthermore, many of the countries within the European Union are still in the process of drafting supplementary data protection legislation in key fields where the GDPR allows for national variation, including the fields of clinical study and other health-related information. Additionally, in 2021, the United Kingdom’s GDPR rules became effective. These variations in the law may raise our costs of compliance and result in greater legal risks. On July 16, 2020, the highest Court of Justice of the European Union, or the CJEU, issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18), or Schrems II. This decision calls into question certain data transfer mechanisms as between the European Union member states and the United States. The CJEU is the highest court in Europe, and the Schrems II decision heightens the burden on data importers to assess U.S. national security laws on their business and future actions of European Union data protection authorities are difficult to predict at this early date. Consequently, there is some risk of any such data transfers from the European Union being halted by one or more European Union member states. Any contractual arrangements requiring the transfer of personal data from the European Union to us in the United States will require greater scrutiny and assessments as required under Schrems II and may have an adverse impact on cross-border transfers of personal data or increase costs of compliance.

In addition, many states, such as California, have implemented similar privacy laws and regulations, such as the CMIA, that impose restrictive requirements regulating the use and disclosure of patient health information and other personal information. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. In addition to the CMIA, California also enacted the CCPA, which became effective on January 1, 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the GDPR. The CCPA establishes a new privacy framework for covered businesses in the State of California by creating an expanded definition of personal information, establishing new data privacy rights for California residents, imposing special rules on the collection of personal data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Additionally, the CPRA took full effect on January 1, 2023. The CPRA amends and expands the CCPA significantly, potentially resulting in further uncertainty, additional costs and expenses in an effort to comply, and additional harm and liability for failure to comply. Among other things, the CPRA established the CPPA, a new regulatory authority charged with administering and enforcing the CRPA and privacy rights in California. The CPPA has the power to levy fines and bring other enforcement actions. The CPRA could impact our operations or that of our collaborators and business partners and impose new regulatory requirements and increase costs of compliance. In addition to California, 18 other states have passed similar privacy laws, including Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah, and Virginia. Other states are considering similar legislation, adding to the complexity, costs, and risk of compliance. Like the GDPR and CCPA, many of these state laws categorize medical or health data, genetic data, and biometric data that can be used to identify a natural person as “sensitive data” and the processing or collection of such will require additional compliance obligations.

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
•
FDA laws and regulations, including but not limited to requirements for offering LDTs following the July 2024 effective date of the agency’s LDT final rule;
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
•
the federal Stark Law, which generally prohibits a physician from making a referral for certain designated health services covered by the Medicare and Medicaid program, including laboratory and pathology services, if the physician or an immediate family member has a financial relationship with the entity providing the designated health services;
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
•
other federal and state fraud and abuse laws, such as anti-kickback laws, prohibitions on self-referral, fee-splitting restrictions, insurance fraud laws, anti-markup laws, prohibitions on the provision of tests at no or discounted cost to induce physician or patient adoption and false claims acts, some of which may extend to services reimbursable by any insurance payor, including private payors;

•
the federal Physician Payments Sunshine Act and various state laws on reporting relationships with health care providers and customers, which could be determined to apply to our LDTs now that they are treated by FDA as medical devices pursuant to the 2024 final rule;
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

Certain states also require medical device manufacturers to maintain compliance programs and/or be licensed as manufacturers or distributors by a state professional board or health department. Because the FDA’s now-in-effect final rule renders a clinical laboratory like ours a “medical device manufacturer,” we have begun the process of evaluating whether and to what extent those kinds of medical device-specific state requirements may be applicable to our operations.

The genetic testing industry is currently under a high degree of government scrutiny. The OIG and a variety of states’ Attorneys General have issued fraud alerts regarding a variety of cancer genetic testing fraud schemes, and the DOJ has announced indictments and guilty pleas in such fraud schemes involving a variety of individuals and entities, including genetic testing and other laboratories, physicians who ordered genetic testing for a large volume of patients without treating them, and third parties who arranged for the genetic testing by approaching patients through telemarketing calls, booths at public events, health fairs, and door-to-door visits. These individuals then shared the proceeds received from Medicare, TRICARE, and other insurance payors, and these activities allegedly violated the federal Anti-Kickback Statute and other criminal laws. This increased regulatory scrutiny could decrease demand for our testing services or increase our costs of regulatory compliance, either of which could have a material adverse effect on our business.

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

We have adopted policies and procedures designed to comply with these laws and regulations and, in the ordinary course of our business, we conduct internal reviews of our compliance with these laws. Our compliance is also subject to review by applicable government agencies. It is not always possible to identify and deter misconduct by employees, distributors, consultants and commercial partners, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with applicable laws or regulations. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and materially harm our reputation. In relation to a recent advisory opinion issued by the OIG, the Company’s subsidiary, Inform Diagnostics, initiated a voluntary disclosure process with the appropriate government contact. The Company has settled and paid $3.0 million in connection with this voluntary disclosure. If our operations, including the conduct of our employees, consultants and commercial partners, are found to be in violation of any of these laws and regulations, (including in connection with the voluntary disclosure process described above), we may be subject to applicable penalties associated with the violation, including administrative, civil and criminal penalties, damages, fines, individual imprisonment, exclusion from participation in federal healthcare programs, refunding of payments received by us and curtailment or cessation of our operations, which could materially harm our reputation, business, prospects or results of operations.

We may be required to modify our business practices, pay fines, incur significant expenses, or experience losses due to litigation or governmental investigations.

From time to time and in the ordinary course of our business, we have been and again may be subject to litigation or governmental investigation on a variety of matters in the United States or foreign jurisdictions, including, without limitation, regulatory, intellectual property, product liability, antitrust, consumer, false claims, whistleblower, qui tam, privacy, anti-kickback, anti-bribery, environmental, commercial, securities and employment litigation and claims and other legal proceedings that may arise from the conduct of our business. Healthcare providers and other participants in the healthcare industry have become subject to an increasing number of lawsuits alleging medical malpractice and related legal theories such as negligent hiring, supervision and credentialing. As previously disclosed in our periodic reports, we have received a CID, issued by the DOJ, pursuant to the False Claims Act related to its investigation of allegations of medically unnecessary laboratory testing, improper billing for laboratory testing, and remuneration received or provided in violation of the Anti-Kickback Statute and the Stark Law. Among other things, this CID requests information and records relating to certain of our customers named in this CID.

Similar to other laboratories in the industry, we are currently being audited by HRSA with respect to our reimbursement for COVID-19 tests furnished to patients believed to be uninsured. We recorded approximately $548.9 million of reimbursements from HRSA under the Uninsured Program during the years ended December 31, 2022, 2021, and 2020. There is uncertainty with respect to the methodology HRSA will use in its audit and whether and how HRSA will extrapolate audit results. We are working with HRSA’s auditors to resolve any issues related to its audit, including any reimbursed amounts that may need to be returned to HRSA. We have also received a CID issued by the DOJ pursuant to the False Claims Act related to the DOJ’s investigation as to whether we submitted or caused to be submitted false claims to the Uninsured Program.

We are fully cooperating with the DOJ in connection with the CIDs that we have received and in connection with the HRSA audit. We cannot currently predict when these CID and HRSA audit matters will be resolved, the reasonable or likely outcome of these matters, or their potential impact, which may materially and adversely affect our business, prospects, and financial condition. These matters are not formal claims, and discussions and investigations remain ongoing. As such, we cannot reasonably estimate the loss or range of loss, if any, that may result from any material government investigations, audits, and reviews in which we are currently involved, given the inherent difficulty in predicting regulatory action, fines and penalties, if any, and the various remedies and levels of judicial review available to us in the event of an adverse finding. As a result, we have not recorded any liability related to these CID or audit matters.

In addition, and as previously disclosed, the SEC is conducting a non-public formal investigation, which relates to (i) the matters raised in the requests for the CID regarding allegations of medically unnecessary laboratory testing, improper billing for laboratory testing, and remuneration received or provided in violation of the Anti-Kickback Statute and the Stark Law and (ii) our Exchange Act reports filed for 2018 through 2020. On May 6, 2024, the SEC staff advised us that the SEC staff made a preliminary determination to recommend that the SEC file an enforcement action against us based on a corporate negligence theory, which, if authorized, would allege violations of Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Rules 13a-1, 13a-13, and 12b-20 thereunder. The Company has fully cooperated with the SEC and its requests, and the Company and the SEC staff are continuing to communicate regarding this matter. While we do not believe that any enforcement recommendation is warranted and deny all liability, we have recorded a $1.0 million potential liability with respect to this matter. While we believe this amount is a reasonable and probable estimate, the actual amount of liability, if any, may be materially higher than this estimate, as discussions are ongoing and there is no formal settlement or final resolution of this matter at this time.

We cannot predict when these investigations and matters will be resolved, the outcome of the investigations and matters, or the potential impact on our business, which may ultimately be greater than we expect. Adverse developments in existing litigation claims or legal proceedings involving us or new claims could require us to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect our financial results. In addition, government investigations and litigation generally may divert the attention of our management team and resources from our core business. As such, the time and attention of our management team in responding to these matters may limit their time available to devote to our business, and we may also incur significant expenses or experience losses in relation to these matters. As a result of these matters, we may also be required to alter the conduct of our operations or be subject to other penalties. Any of these circumstances may adversely affect our business, prospects, reputation and results of operations.

Healthcare policy changes, including recently enacted and proposed new legislation targeting the U.S. healthcare system, could cause significant harm to our business, operations and financial condition.

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

In April 2014, Congress passed PAMA, which included substantial changes to the way in which clinical laboratory services are paid under Medicare CLFS. Under PAMA, certain clinical laboratories are required to periodically report to CMS private payor payment rates and volumes for their tests, and laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. Medicare reimbursement for CDLTs is based on the weighted-median of the payments made by private payors for these tests, rendering private payor payment levels even more significant than in the past. As a result, future Medicare payments may fluctuate more often and become subject to the willingness of private payors to recognize the value of diagnostic tests generally and any given test individually. The impact of this payment system on rates for our tests, including any current or future tests we may develop, is uncertain.

Additionally, state legislatures have increasingly passed legislation and implemented regulations designed to control the cost of health care services, including clinical laboratory and pathology services, as well as prescription drug prices. States may pursue a variety of strategies to control spending growth in health care and pharmaceutical markets, including but not limited to promoting competition, reducing prices through regulation, imposing spending targets and promoting payment reform. These cost containment strategies may result in less favorable reimbursement rates and in some cases could negatively impact our ability to change or expand our clinical testing operations in certain states.

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

Furthermore, the genetic testing industry as a whole is a growing industry and regulatory agencies such as HHS or the FDA may apply heightened scrutiny to new developments in the field, or the U.S. Congress may do so. For example, since 2017, Congress has been working on legislation to create an LDT and IVD regulatory framework that would be separate and distinct from the existing medical device regulatory framework, it remains possible that congressional action in this area could moot the need for the FDA’s recently issued LDT final rule (discussed further above).

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

Under its current leadership, the government of China has been pursuing economic reform policies, including by encouraging foreign trade and investment. However, there is no assurance that the Chinese government will continue to pursue such policies, that such policies will be successfully implemented, that such policies will not be significantly altered, or that such policies will be beneficial to our partnerships or activities in China. China’s system of laws can be unpredictable, especially with respect to foreign investment and foreign trade. The United States government has called for substantial changes to foreign trade policy with China and has raised tariffs on several Chinese goods. China has retaliated with increased tariffs on certain U.S. goods. Moreover, China’s legislature has adopted a national security law to substantially change the way Hong Kong has been governed since the territory was handed over by the United Kingdom to China in 1997. This law increases the power of the central government in Beijing over Hong Kong, limits the civil liberties of residents of Hong Kong and could restrict the ability of businesses in Hong Kong to continue to conduct business or to continue to with business as previously conducted. The U.S. State Department has indicated that the United States no longer considers Hong Kong to have significant autonomy from China. The U.S. State Department has recently enacted sanctions related to China’s governing of Hong Kong. Any further changes in U.S. trade policy could trigger retaliatory actions by affected countries, including China, resulting in trade wars. Any regulatory changes and changes in United States and China relations may have a material adverse effect on our partnerships or activities in China, which could materially harm our business and financial condition.

In addition, there are uncertainties regarding the interpretation and application of PRC laws, rules, and regulations, including, but not limited to, the laws, rules and regulations governing the validity and enforcement of our joint venture in China. Because many laws and regulations are relatively new, the interpretations of many laws, regulations and rules are not always uniform. Moreover, the interpretation of statutes and regulations may be subject to government policies reflecting domestic political agendas. Enforcement of existing laws or contracts based on existing law may be uncertain and sporadic. We cannot assure you that the PRC regulatory authorities will not determine that our joint venture in China does not violate PRC laws, rules or regulations. If the PRC regulatory authorities determine that our current joint venture or any joint ventures, we may enter into in the future are in violation of applicable PRC laws, rules or regulations, our joint venture in China may become invalid or unenforceable, which will substantially affect our operations adversely. The PRC has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted by relevant governmental agencies may be revoked at a later time by other regulatory agencies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our business. Any of these or similar actions could significantly disrupt our operations or restrict us from conducting a substantial portion of our operations, which could materially and adversely affect our business, financial condition and results of operations. There can be no assurance that the United States government will refrain from imposing additional restrictions or constraints on dealings or investments in China, including our joint venture.

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

In the United States, our advertising for laboratory services is subject to federal truth-in-advertising laws enforced by the FTC, as well as comparable state consumer protection agencies under similarly broad state laws. Under the FTC Act, the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, injunctions affecting the manner in which we would be able to market services or products in the future, or criminal prosecution. In recent years, some companies and individuals have become more aggressive in attempting to assert consumer protection-type causes of action against competitors based on their advertising claims or promotional activities. In conjunction with the launch of our Picture Genetics line of at-home genetic test offerings that are initiated by consumers, we increased our advertising activities that would be subject to federal and state truth-in-advertising laws. Any actual or perceived non-compliance with those laws could lead to an investigation by the FTC or a comparable state agency or could lead to allegations of misleading advertising by private plaintiffs. Any such action against us would disrupt our business operations, cause damage to our reputation, and result in a material adverse effect on our business.

Outside of the United States, the legal landscape governing promotional and other marketing activities for professional laboratory services and diagnostic tests can vary widely from jurisdiction to jurisdiction, and is often more complex, less clear, or less developed than in the United States. If our marketing activities are found to be in violation of local laws, regulations or practices, we may be subject to fines and other penalties and may be required to cease marketing or commercialization activities in such jurisdiction.

Even if we receive regulatory approval or certification of our IVD medical device products, we will continue to be subject to extensive regulatory oversight.

Medical devices, including IVDs, are subject to extensive regulation by the FDA in the United States, the European authorities under the CE Mark process, and comparable regulatory agencies in other territories where we do business such as Japan and Taiwan. If any of our IVD products are approved by the FDA or other comparable foreign regulatory agencies or certified by Notified Bodies, we will be required to timely file various reports. If these reports are not filed timely, regulators may impose sanctions and sales of our products may suffer, and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business. In addition, the FDA and the FTC regulate the advertising and promotion of medical devices to ensure that their promotional claims made are consistent with the applicable marketing authorizations, that there are adequate and reasonable data to substantiate the claims, and that the promotional labeling and advertising is neither false nor misleading in any respect. If the FDA or FTC determines that any of our promotional claims for IVD products are false, misleading, not substantiated or not permissible, we may be subject to enforcement actions and we may be required to revise our promotional claims and make other corrections or restitutions. Similar requirements apply in foreign jurisdictions.

FDA, state and comparable foreign authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, state or comparable foreign regulatory agencies, which may include any of the following sanctions:

•
adverse publicity, warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;
•
repair, replacement, refunds, recalls, termination of distribution, administrative detention or seizures of our products;
•
operating restrictions, partial suspension or total shutdown of production;
•
customer notifications or repair, replacement or refunds;
•
refusing our requests for clearances or approvals of new products, new intended uses or modifications to existing products;
•
withdrawals of current clearances, approvals or certifications, resulting in prohibitions on sales of our products;
•
refusal to issue certificates needed to export products for sale in other countries; and
•
criminal prosecution.

Any of these sanctions could also result in higher than anticipated costs or lower than anticipated sales of our IVD products and have a material adverse effect on our reputation, business, results of operations and financial condition.

In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any product candidates or make it more difficult to obtain marketing authorizations for, manufacture, market or distribute any IVD product candidate we are developing. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require: additional testing prior to seeking marketing authorization, changes to manufacturing methods recalls, replacement or discontinuance of our products or additional record keeping.

The EU’s regulatory landscape for IVD medical devices has also evolved in recent years with adoption of the IVDR to establish a modernized and more robust EU legislative framework, with the aim of ensuring better protection of public health and patient safety. We are working towards compliance with the IVDR for certain of our tests and have made initial submissions to our Notified Body for purposes of the conformity assessment process. We expect to receive CE marking under the IVDR for certain of our tests in the future, subject to ongoing review and auditing by the regulatory agency. If we are not able to obtain and maintain regulatory compliance, we may not be permitted to market our laboratory services in the EU or may become subject to enforcement by EU Competent Authorities.

Risks Related to the Development of Drug Candidates

Our drug candidates are in early stages of development and may fail or suffer delays that materially and adversely affect their future commercial viability.

We are early in our development efforts. Generally, before obtaining marketing approval for the commercial distribution of drug candidates, we must conduct preclinical tests and clinical trials to demonstrate sufficient safety and efficacy of our drug candidates in patients. Failure can occur at any time during the development or clinical trial process and our future clinical trial results may not be successful. As a result, we may not have, or we may deem it imprudent to use, additional financial resources to continue development of a drug candidate if there are issues that could delay or prevent marketing approval of, or ability to commercialize, our drug candidates, including:

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
•
delays or difficulties in its clinical trials due to quarantines or other restrictions resulting from pandemics or other public health emergencies;
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

Clinical trials are costly, time consuming, and inherently risky; and we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, and may never obtain regulatory approval for, or successfully commercialize certain or any of our drug candidates.

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
•
delays or failure in obtaining required an IRB approval for clinical trial site;
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

Our nano-drug delivery platform is being researched and developed and, if approved, will be used as a delivery mechanism for other pharmaceuticals or therapeutics. To the extent these delivered substances cause undesirable side effects, encounter competition or experience regulatory limitations either prior or following market approval or are otherwise unavailable to us due to our lack of rights or ability to utilize supplies of these candidates, the prospects for our drug candidates or, as applicable, approved therapeutics could be materially and negatively affected. In such circumstances, our business, results of operations and the value of our common stock may decline.

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

Moreover, from time to time, we may publish or report interim or preliminary data from our clinical trials. For example, we have previously announced and included interim data for our drug candidate, FID-007, in this Annual Report. Interim or preliminary data from clinical trials that we may conduct, including any interim data we have reported for FID-007, may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim or preliminary data. As a result, interim or preliminary data should be viewed with caution until the final data is available.

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

Any drug candidate that we may attempt to develop, manufacture, or market in the United States will be subject to extensive regulation by the FDA, including regulations relating to development, non-clinical testing, performance of clinical trials, manufacturing and post-approval commercialization and will also be subject to extensive regulations outside of the United States in relevant jurisdictions. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. The time required to obtain FDA approval, and any other required approvals for pharmaceutical products, is unpredictable but typically requires years to several years and may never be obtained.

Any product that we may wish to develop, manufacture or market in countries other than the United States will also be subject to numerous foreign regulatory requirements governing the conduct of clinical trials, manufacturing and marketing, pricing and insurance reimbursement among other things in such countries. The foreign marketing approval process includes all of the risks and uncertainties associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in such foreign jurisdictions.

Obtaining marketing approval for pharmaceutical products requires the submission of extensive non-clinical and clinical data and supporting information to FDA and comparable regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing marketing approval also typically requires the submission of information about the product manufacturing process, and in many cases the inspection of manufacturing, processing, and packaging facilities by the applicable regulatory authorities. Our drug candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use, or there may be deficiencies in manufacturing compliance by us or by our contract manufacturing organizations and partners that could result in the candidate not being approved. Moreover, we have not obtained marketing approval for any drug candidate in any jurisdiction and it is possible that none of our existing drug candidates or any drug candidates we may seek to develop in the future will ever obtain marketing approval.

Drug candidates could fail to receive, or could be delayed in receiving, marketing approval for many reasons, including any one or more of the following:

•
the FDA, EMA, or comparable foreign regulatory authorities may disagree with the design or implementation of clinical trials;
•
we may be unable to demonstrate to the satisfaction of the FDA, EMA or comparable foreign regulatory authorities that a drug candidate is safe and effective for its proposed indication(s) for use;
•
the results of clinical trials may not meet the level of statistical significance required by the FDA, EMA or comparable foreign regulatory authorities for marketing approval;
•
we may be unable to demonstrate that a drug candidate’s clinical and other benefits outweigh its safety risks;
•
the FDA, EMA or comparable foreign regulatory authorities may disagree with our interpretation of data from non-clinical studies or clinical trials;
•
the data collected from clinical trials of drug candidates may not be sufficient to support the submission of an application to obtain marketing approval in the United States or elsewhere;
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

It is possible that none of the drug candidates we may develop will obtain the marketing approvals necessary for us or our collaborators to sell the products either in the United States or any other country. Furthermore, approval by the FDA of a therapeutic product does not assure approval by regulatory authorities outside the United States and vice versa. Even if approval for a therapeutic product is obtained, such approval may be subject to limitations on the indicated uses or appropriate patient population that could result in a significantly reduced potential market size for the product.

We intend to develop and seek approval for our drug candidates developed using our nano-drug delivery platform technology, including FID-007, FID-022, and other candidates it may develop, pursuant to the FDA’s 505(b)(2) pathway. If the FDA determines that we may not use this regulatory pathway, then we would need to seek regulatory approval via a “full” or “stand-alone” NDA under

Section 505(b)(1) of the FDC Act. This would require us to conduct additional clinical trials, provide additional safety and efficacy data and other information, and meet additional standards for regulatory approval, including possibly nonclinical data. If this were to occur, the time and financial resources required to obtain FDA approval, as well as the development complexity and risk associated with these programs, would likely substantially increase, which could have a material adverse effect on our business and financial condition.

The Drug Price Competition and Patent Term Restoration Act of 1984, informally known as the Hatch-Waxman Act, added Section 505(b)(2) to the FDC Act. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies and information that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Utilization of the Section 505(b)(2) NDA pathway could expedite the development program for our lead drug candidates, FID-007 and of FID-022.

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

Moreover, any delay resulting from our inability to utilize the FDA’s 505(b)(2) pathway could result in new competitive products reaching the market more quickly than our drug candidates, which may have a material adverse impact on our competitive position and prospects. Even if we are allowed to use the FDA’s 505(b)(2) pathway for one or more of our drug candidates, we cannot assure you that such candidates will receive the requisite approvals for commercialization.

Our commercial success will depend upon attaining significant market acceptance of our drug candidates, if approved, among physicians, patients, insurance payors and other members of the medical community.

Even if we obtain regulatory approval for our drug candidates, the approved products may nonetheless fail to gain sufficient market acceptance among patients, physicians, insurance payors, and other members of the medical community, which is critical to commercial success. If an approved product does not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations. The degree of market acceptance of any drug candidate for which we receive approval depends on a number of factors, including:

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
•
the availability of adequate coverage and reimbursement for our products from governmental health programs and other insurance payors;
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
•
our reputation may suffer.

In addition, adverse side effects caused by any drugs that may be similar in nature to our drug candidates or in connection with the nanoencapsulated drugs or therapeutics used in connection with our drug candidates (similar to paclitaxel with FID-007) could delay or prevent marketing approval of our drug candidates, limit the commercial profile of an approved label for our drug candidates, or result in significant negative consequences for our drug candidates following marketing approval.

Any of the above-described events could prevent us from achieving or maintaining market acceptance of our drug candidates, if approved, and could delay, impede and/or substantially increase the costs of commercializing our drug candidates thus significantly impacting our ability to successfully commercialize our drug candidates and generate revenue. Any of the above described occurrences may materially and adversely affect our business, financial condition, results of operations and prospects.

If our drug candidates are approved for marketing and commercialization and we are unable to develop sales, marketing and distribution capabilities on our own or enter into agreements with third parties to perform these functions on acceptable terms, we will be unable to commercialize successfully any such drug candidates.

We currently have no sales, marketing, or distribution capabilities for prescription pharmaceutical products. If any of our drug candidates is approved for marketing in the United States or elsewhere, we will need to expand our internal sales, marketing and distribution capabilities to commercialize such approved drug candidates in the United States and other territories, or we will need to enter into collaborations with third parties to perform these services. Any internal effort would be expensive and time-consuming, and we would need to commit significant financial and managerial resources to develop an internal marketing and sales force with technical expertise and the related supporting distribution, administration and compliance capabilities. If we were to rely on additional third parties with these capabilities to market our future therapeutics or were to decide to co-promote products with any of our current or future collaborators, we would need to establish and maintain or revise existing marketing and distribution arrangements with these partners, and there can be no assurance that we will be able to enter into such arrangements on acceptable terms or at all. Further, there can be no assurance that these third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance of any approved product. If we are not successful in commercializing any product approved in the future, either on our own or through third parties, our business, financial condition, results of operations and prospects could be materially and adversely affected.

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

Further, these investigators, CROs and consultants are not our employees, and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we contract might not be diligent, careful or timely in conducting our non-clinical studies or clinical trials. These third parties may also be susceptible to disruption as a result of health crises, public health emergencies or periods of societal unrest or conflict. If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy the legal and regulatory requirements for the conduct of non-clinical studies or clinical trials or meet expected deadlines for any reason, our clinical development programs could be delayed and otherwise adversely affected.

In all events, we will be responsible for ensuring that each of our non-clinical studies and clinical trials is conducted in accordance with the general investigational plan and protocols for the relevant study or trial. The FDA requires non-clinical studies to be conducted in accordance with GLP and clinical trials to be conducted in accordance with GCPs including practices and requirements for designing, conducting, recording and reporting the results of non-clinical studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. Our reliance on third parties we do not control will not relieve us of these responsibilities and requirements. Any adverse development or delay in our clinical trials could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Intellectual Property Risks

If we are unable to obtain and maintain patent protection for any drug candidate we develop, our competitors could develop and commercialize products or technology similar to ours, and our ability to successfully commercialize any drug candidate we may develop, and our technology, may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to any drug candidate and other technologies we may develop. Given that the development of our drug and therapeutic technology is at an early stage, our intellectual property portfolio comprises applications and patents with respect to coverage of certain aspects of our technology and any drug and any drug candidates; however, there can be no assurance that any such patent applications will issue as granted patents.

Composition of matter patents for biological and pharmaceutical products are generally considered to be the strongest form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. We cannot be certain, however, that the claims in our future patent applications covering the composition of matter of any drug candidates will be considered patentable by the United States Patent and Trademark Office (“USPTO”), or by patent offices in foreign countries, or that the claims in any of its issued patents will be considered valid and enforceable by courts in the United States or foreign countries.

Furthermore, in some cases, we may not be able to obtain issued claims covering compositions of matter relating to any drug candidates we develop and instead may need to rely on filing patent applications with claims covering a method of use and/or method of manufacture. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to any product we develop for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their products for its targeted indications, physicians may prescribe these products “off-label” for those uses that are covered by its method of use patents. Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common, and such infringement is difficult to prevent or prosecute. There can be no assurance that any such patent applications will issue as granted patents, and even if they do issue, such patent claims may be insufficient to prevent third parties, such as our competitors, from utilizing our technology. Any failure to obtain or maintain patent protection with respect to any drug candidate we develop could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We rely on trade secret protection, non-disclosure agreements. and invention assignment agreements to protect our proprietary information, which may not be effective.

We rely on trade secret protection, non-disclosure agreements and invention assignment agreements with our employees, consultants and third parties to protect our confidential and proprietary information. Although our competitors have utilized and are expected to continue to utilize technologies and methods similar to ours and have aggregated and are expected to continue to aggregate libraries of genetic information similar to ours, we believe our success will depend in part on our ability to develop proprietary methods and libraries and to defend any advantages afforded to us by these methods and libraries relative to our competitors. If we do not protect our intellectual property and other confidential information adequately, competitors may be able to use our proprietary technologies and information and thereby erode any competitive advantages our intellectual property and other confidential information provide us.

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

We believe our ability to succeed will depend in part on our avoidance of infringement of patents and other proprietary rights owned by third parties, including the intellectual property rights of competitors. There are numerous third-party-owned U.S. and foreign patents, pending patent applications and other intellectual property rights that cover technologies relevant to our testing, testing services and drug candidates. We may be unaware of patents or other intellectual property rights that a third-party might assert are infringed by our business, and there may be pending patent applications that, if issued, could be asserted against us. As a result, our existing or future operations may be alleged or found to infringe existing or future patents or other intellectual property rights of others. Moreover, as we continue to sell our existing tests and if we launch new tests, commercialize drug candidates and enter new markets, competitors may claim that our tests or products infringe or misappropriate their intellectual property rights as part of strategies designed to impede our existing operations or our entry into new markets.

If a patent infringement or misappropriation of intellectual property lawsuit was brought against us, we could be forced to discontinue or delay our development or sales of any tests or other activities that are the subject of the lawsuit while it is pending, even if it is not ultimately successful. In the event of a successful claim of infringement against us, we could be forced to pay substantial damages, including treble damages and attorneys’ fees if we were found to have willfully infringed patents; obtain one or more licenses, which may not be available on commercially reasonable terms when needed or at all; pay royalties, which may be substantial; or redesign any infringing tests or other activities, which may be impossible or require substantial time and expense. In addition, third parties making claims against us for infringement or misappropriation of their patents or other intellectual property rights could seek and obtain injunctive or other equitable relief, which, if granted, could prohibit us from performing some or all of our tests. Further, defense against these claims, regardless of their merit or success, could cause us to incur substantial expenses, be a substantial diversion to our management and other employee resources and significantly harm our reputation. Any of these outcomes could delay our introduction of new tests, delay commercialization of any approved drug candidates, significantly increase our costs, or prevent us from conducting certain of our essential activities, which could materially adversely affect our ability to operate and grow our business.

We may be subject to claims challenging the inventorship of our patents and other intellectual property.

We may be subject to claims that former employees, collaborators or other third parties have an interest in our owned patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing our drugs or drug candidates and other proprietary technologies we may develop. Litigation may be necessary to defend against these and other claims challenging inventorship or our ownership of our owned patents, trade secrets, or other intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our products, drug candidates and other proprietary technologies we may develop. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Developments in patent law could have a negative impact on our business.

From time to time, the Supreme Court, other federal courts, the United States Congress or the USPTO may change the standards of patentability, and any such changes could have a negative impact on our business.

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

If we make efforts to seek patent protection for our drug candidates, products, technologies, and tests, these efforts may be negatively impacted by the Prometheus, Myriad and Alice decisions, rulings in other cases or guidance or procedures issued by the USPTO. However, we cannot fully predict the impact of the Prometheus, Myriad and Alice decisions on the ability of genetic testing, biopharmaceutical, or other companies to obtain or enforce patents relating to DNA, genes or genomic-related discoveries in the future, as the contours of when claims reciting laws of nature, natural phenomena or abstract ideas may meet patent eligibility requirements are not clear and may take years to develop via interpretation at the USPTO and in the courts. There are many previously issued patents claiming nucleic acids and diagnostic methods based on natural correlations that issued before these recent Supreme Court decisions and, although many of these patents may be invalid under the standards set forth in these decisions, they are presumed valid and enforceable until they are successfully challenged and third parties holding these patents could allege that we infringe or request that we obtain a license under such patents. Whether based on patents issued before or after these Supreme Court decisions, we could be forced to defend against claims of patent infringement or obtain license rights, if available, under these patents. In particular, although the Supreme Court has held in Myriad that isolated genomic DNA is not patent-eligible subject matter, third parties could allege that our activities infringe other classes of gene-related patent claims. There are numerous risks associated with any patent infringement claim that may be brought against us, as discussed above under “Litigation or other proceedings or third-party claims of intellectual property infringement or misappropriation could require us to spend significant time and money and prevent us from selling our tests or developing drug candidates.”

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

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

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

Worldwide, we own or exclusively in-license over 20 issued or allowed patents and over 10 active patent applications as of December 31, 2024. This includes eight issued or allowed U.S. patents. Patents in these patent families are expected to expire by 2034, and patent applications in these patent families, if granted, are expected to expire as far out as 2044 subject to any patent term disclaimers, adjustments, or extensions. Patents and/or patent applications in these families are active in multiple jurisdictions, including the United States, Australia, Canada, China, European Patent Organization, German, New Zealand, Japan, and Switzerland. In addition to these owned and exclusively licensed patents and active patent applications, we also license patents on a non-exclusive and/or territory-restricted basis. Our intellectual property portfolio includes important patents and patent applications directed to our technologies. This includes patent filings relating to our nano-drug delivery platform technology for delivery of water insoluble or poorly soluble drugs for treatments of disease conditions, including cancer. In particular, as of December 31, 2024, we own or exclusively in-license 18 issued patents and five patent applications relating to FID-007 and FID-022. Individual patent terms extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained.

In June 2017, Fulgent Pharma LLC entered into an exclusive license agreement with ANP, as amended December 28, 2017, and May 1, 2024. Under the agreement, ANP granted Fulgent Pharma LLC an exclusive, worldwide, perpetual, irrevocable, and sublicensable license to certain rights in patents and patent applications under which we may develop and commercialize FID-007 and related formulations for human therapeutic, prophylactic, and diagnostic uses. As of December 31, 2024, this IP suite includes 28 patents and five patent applications that relate to FID-007 and FID-022. Patents and/or patent applications in these families are active in multiple jurisdictions, including the United States, Australia, Canada, China, European Patent Organization, Germany, New Zealand, Japan, and Switzerland. Patents in these patent families, if granted, are expected to expire in 2034 subject to any patent term disclaimers, adjustments, or extensions.

Our future issued patents covering drug candidates we develop could be found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.

In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may raise claims challenging the validity or enforceability of our owned patents before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our future patents in such a way that they no longer cover its drug candidate or other technologies. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a third-party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on any drug candidates it develops or other technologies. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations, and prospects.

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

In the United States and abroad, if all maintenance fees/annuity fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest non-provisional filing date. The protection a patent affords is limited. Even if patents covering our products or drug candidates are obtained, once the patent life has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing, and regulatory review of new products and drug candidates, patents protecting such products or drug candidates might expire before or shortly after such products or drug candidates are commercialized. As a result, our future owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products or drug candidates similar or identical to ours.

If we do not obtain patent term extension and/or data exclusivity for any drug candidate that we may develop, our business may be materially harmed.

Depending upon the timing, duration, and specifics of any FDA marketing approval of any drug candidate we may develop, one or more of our future owned U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended, and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar extensions as compensation for patent term lost during regulatory review processes are also available in certain foreign countries and territories, such as in Europe under a Supplementary Patent Certificate. However, we may not be granted an extension in the United States and/or foreign countries and territories because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant future patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension, or the term of any such extension is shorter than what we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed.

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

We license certain intellectual property, including technologies and patents, from third parties, that is important to our research and development efforts; and in the future we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. For example, our business is substantially dependent upon certain intellectual property rights that we license from ANP under the ANP License Agreement. Under the ANP License Agreement, ANP granted Fulgent Pharma LLC an exclusive, worldwide, perpetual, irrevocable, and sublicensable license to certain rights in patents and patent applications under which we may develop and commercialize FID-007 and FID-022 and related formulations for human therapeutic, prophylactic, and diagnostic uses. Therefore, our commercial success will depend to a large extent on our ability to maintain and comply with our obligations under the ANP License Agreement. The ANP License Agreement provides ANP the right to terminate for an uncured breach by us, or if we are insolvent, the subject of a bankruptcy proceeding, or potentially other reasons. If ANP were to terminate the ANP License Agreement, the development and commercialization of FID-007 and FID-022 would be adversely affected, our potential for generating revenue from this program would be adversely affected and attracting new partners would be made more difficult. As a result, we would likely be subject to increased competition within our market.

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

An active trading market for our common stock may not be sustained. Further, Mr. Hsieh, our founder, Chief Executive Officer and Chairman of our board of directors, beneficially owns approximately 28.3% of our outstanding voting equity as of December 31, 2024. As a result, fewer shares are actively traded in the public market, which reduces the liquidity of our common stock. The lack of an active trading market could impair our stockholders’ ability to sell their shares at the desired time or at a price considered reasonable. Further, an inactive trading market may impair our ability to raise capital by selling shares of our common stock in the future, and may impair our ability to enter into strategic relationships or acquire companies or technologies using shares of our common stock as consideration.

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

Our executive officers, directors, beneficial owners of 5% or more of our outstanding voting equity and their respective affiliates collectively beneficially own approximately 49.8% of our outstanding voting equity as of December 31, 2024, and of this, Mr. Hsieh, our founder, Chief Executive Officer and Chairman of our board of directors, by himself beneficially owns approximately 28.3% of our outstanding voting equity as of December 31, 2024. As a result, these stockholders have the ability to control matters submitted to our stockholders for approval, including elections of directors, amendments to our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers to acquire our common stock that some of our stockholders feel are in their best interests, as the interests of these stockholders may not coincide with the interests of our other stockholders and they may act in a manner that advances their best interests and not necessarily those of all of our stockholders. Further, this concentration of ownership could adversely affect the prevailing market price for our common stock.

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

Our cyber risk management program is integrated within the Company’s enterprise risk management system and addresses both the corporate information technology environment and customer-facing products and services. The risk management program is focused on safeguarding the organization’s digital assets, ensuring continuous business operations, and minimizing the potential impact of cyber threats. Regular assessments, including penetration tests, are performed. These inputs form the basis of a risk register that is integrated into the overall enterprise risk management program to further inform the Company’s strategy assessing the likelihood, impact, and velocity of these risks on a forward-looking basis.

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

Our cybersecurity program is managed by a dedicated team, which is led by our Chief Information Security Officer, (CISO who reports to the Chief Operating Officer and has to the ability to communicate directly to our CEO if necessary). Our CISO has over 20 years of IT experience, including over 18 years of cybersecurity experience, holds an M.S. degree in Information Security, and is a Certified Information Systems Security Professional (CISSP). Our General Counsel and Chief Privacy Officer is an attorney with 18 years of experience, including experience in privacy matters. They are also a Certified Information Privacy Professional (CIPP/US/E), a Certified Privacy Manager (CIPM), and a Privacy Law Specialist (PLS) with the International Association of Privacy Professionals (IAPP). As discussed above, our CISO and/or General Counsel and Chief Privacy Officer report to our board of directors about cybersecurity threat risks, among other cybersecurity related matters, on a quarterly basis.

In addition, our cybersecurity risk management and data strategy processes are further overseen by certain management team members. Together with CISO and our General Counsel and Chief Privacy Officer, these management team members are regularly informed about and routinely monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their ongoing management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. Such individuals have extensive prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs, as well as several relevant degrees and certifications.

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

We have CLIA-certified laboratories located in Coppell, Texas; Alpharetta, Georgia; Phoenix, Arizona; and Needham, Massachusetts. In Coppell, Texas, we own and occupy approximately 96,500 square feet of building and space situated on 6.8 acres of land. In Alpharetta, Georgia, we own and occupy approximately 65,000 square feet of building and space situated on 8.5 acres of land. In Phoenix, Arizona, we lease and occupy approximately 25,000 square feet under a lease that will expire in November 2025. In Needham, Massachusetts, we lease and occupy approximately 21,000 square feet under a lease that will expire in September 2027. We use these facilities for laboratory testing and certain administrative and other functions.

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

Holders of Common Stock

As of February 1, 2025, there were 11 holders of record of our common stock, plus an indeterminate number of additional stockholders whose shares of our common stock are held on their behalf by brokerage firms or other agents.

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

Use of Proceeds from Registered Securities

To date, we have used $190.8 million of the net proceeds from sales of our common stock, of which, $4.5 million was used for contributions to FF Gene Biotech prior to the FF Gene Biotech Acquisition, $170.5 million was used to fund the Company’s operation and a business combination, and $15.8 million was used to pay off the investment margin loan. All other net proceeds from sales of our common stock are invested in investment-grade and interest-bearing securities, such as corporate bonds, municipal bonds, and U.S. government and U.S. agency debt securities. There has been no material change in the planned use of proceeds from the sales of our common stock from that described in the Prospectus.

Common Stock Performance Graph

The following graph compares the cumulative total stockholder return, calculated on a dividend-reinvested basis, in Fulgent's Common Stock, the Nasdaq Composite Index, and the Nasdaq Biotechnology Index for the five years ended December 31, 2024. The comparison assumes that $100 was invested in the Company’s common stock, the NASDAQ Composite Index, and the Nasdaq Biotechnology Index as of the market close on December 31, 2019. Note that historic stock price performance is not necessarily indicative of future stock price performance.

$900
$800
$700
$600
$500
$400
$300
$200
$100
$-
12/31/19
12/31/20
12/31/21
12/31/22
12/29/23
12/31/24
Fulgent Genetics, Inc. (FLGT)
NASDAQ Composite Index (^IXIC)
NASDAQ Biotechnology Index (^NBI)

Information on Share Repurchases

The number of shares of common stock repurchased by the Company during the year ended December 31, 2024 and the average price paid per share are as follows:

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in this report and contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We have omitted discussion of 2022 results where it would be redundant to the discussion previously included in Item 7 of our 2023 Annual Report on Form 10-K. Forward-looking statements are statements other than historical facts and relate to future events or circumstances or our future performance, and they are based on our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. The forward-looking statements in this discussion and analysis include statements about, among other things, our future financial and operating performance, our future cash flows and liquidity and our growth strategies, as well as anticipated trends in our business and industry. These forward-looking statements are subject to a number of risks and uncertainties, including, among others, those described under “Item 1A. Risk Factors” in Part I of this report. Moreover, we operate in a competitive and rapidly evolving industry and new risks emerge from time to time. It is not possible for us to predict all of the risks we may face, nor can we assess the impact of all factors on our business or the extent to which any factor or combination of factors could cause actual results to differ from our expectations. In light of these risks and uncertainties, the forward-looking events and circumstances described in this discussion and analysis may not occur, and actual results could differ materially and adversely from those described in or implied by any forward-looking statements we make. Although we have based our forward-looking statements on assumptions and expectations we believe are reasonable, we cannot guarantee future results, levels of activity, performance or achievements or other future events. As a result, forward-looking statements should not be relied on or viewed as predictions of future events, and this discussion and analysis should be read with the understanding that actual future results, levels of activity, performance and achievements may be materially different than our current expectations. The forward-looking statements in this discussion and analysis speak only as of the date of this report, and except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

Overview

We are a technology-based company with a well-established laboratory services business and a therapeutic development business. Our laboratory services business includes technical laboratory and testing services and professional interpretation of laboratory results by licensed physicians. Our therapeutic development business is focused on developing drug candidates for treating a broad range of cancers using a novel nanoencapsulation and targeted therapy platform designed to improve the therapeutic window and PK profile of new and existing cancer drugs.

We recorded revenue and net (loss) from operations of $283.5 million and ($42.7) million, respectively, in 2024, compared to revenue and net (loss) from operations of $289.2 million and ($167.8) million, respectively, in 2023.

2024 Developments

In 2024, we began enrollment of a Phase 2, randomized, multi-center, open-label trial of FID-007 in patients with recurrent or metastatic H&N squamous cell carcinoma, established seven testing sites, and as of December 31, 2024, we had enrolled 17 patients. In December 2024, we filed an IND for the investigation of FID-022 in a Phase 1/1b clinical trial, and in January 2025, the IND for this trial was cleared by the FDA.

Factors Affecting Our Performance

Mix of Tests Delivered

We offer our tests and testing services at different price points, and we incur different amounts and types of costs, depending on the nature and level of complexity and customization of the test and the specific terms we have negotiated for the tests and testing services, which can vary from customer to customer. As a result, the mix of tests delivered in any period, and the customers that order these tests, impacts our financial results for the period.

Mix of Customers and Purchasing Terms

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

We currently classify our customers into three payor types: (i) Insurance, (ii) Institutional, including hospitals, medical institutions, other laboratories, governmental bodies, municipalities, and large corporations or (iii) Patients who pay directly. Typically, we bill our Institutional customers for our tests, and they are responsible for paying us directly and billing their patients separately or obtaining reimbursement from insurance payors in connection with a patient’s diagnosis related group. A small percentage of our customers are patients, who elect to pay for tests themselves with out-of-pocket payments after their physicians have ordered our tests.

We continue to make efforts to diversify our customer market, including building relationships with hospitals and affiliated specialties related to our service offerings. We are also pursuing relationships with payors, including Medicare, some state Medicaid programs, and commercial payors, in an effort to obtain coverage and reimbursement for our tests to make them accessible to more individual physicians. Generally, when we establish these new customer relationships, we agree with the applicable payor, laboratory, or other customer to provide certain of our tests at negotiated rates, but, subject to limited exceptions, most of these relationships do not obligate any party to order our tests at any agreed volume or frequency or at all. Further, any relationships we may or have developed with any government agencies are subject to unique risks associated with government contracts, including cancellation if adequate appropriations for subsequent performance periods are not made and modification or termination at the government’s convenience without prior notice. These efforts may not lead to meaningful or any increases in our customer base and may not improve our ability to achieve or sustain profitability.

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

Ability to Maintain Low Internal Costs and Inflation

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

Similar to other companies in our industry, we have and may again experience the effects of inflation in the costs of labor, materials and services in connection with the marketing of our tests and testing services and in connection with our research and development efforts.

Ability to Obtain Reimbursement and Government Audits and Investigations

Much of our revenue depends on receiving reimbursement for our tests from insurance payors, including our Insurance and Institutional customers. These payors have complicated rules and procedures regarding submissions for reimbursement and their reimbursement practices and procedures may vary from period to period. Reimbursed amounts are often subject to audit, and our ability to collect and retain reimbursement from these payors may vary from period to period. If we are unable to obtain or retain reimbursement during any period, our rate of reimbursement is lower than expected or if reimbursement is delayed, our results of operations may be correspondingly affected and fluctuate significantly from period to period. As part of our business plan for future growth, we intend to pursue coverage and reimbursement from insurance payors at a level adequate for us to again achieve and maintain profitability. However, we cannot predict whether, under what circumstances, or at what payment levels payors will cover and reimburse for our tests, and even if we are successful, we believe it could take several years to achieve coverage and adequate contracted reimbursement with insurance payors. To date, we have contracted directly with national health insurance companies to become an in-network provider and enrolled as a supplier with the Medicare program and some state Medicaid programs, which means that we have agreed with these payors to provide certain of our tests at negotiated rates. Although this does not guarantee that we will receive reimbursement for our tests from these or any other payors at adequate levels, we believe our low cost could enhance our ability to compete effectively in the insurance payor market and our flexibility in establishing relationships with additional insurance payors in the future. Our level of success in obtaining and maintaining adequate coverage and reimbursement from insurance payors for our testing services will, we believe, be a key factor in the rate and level of growth of our business over the long term.

These reimbursement activities also subject us to payor and government audits and investigations such as the HRSA audit and the CIDs discussed in Note 8, Debt, Commitments and Contingencies to the Consolidated Financial Statements. The results of these matters and the expenses and use of resources needed in connection with these and similar matters could materially affect our results of operations.

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

Operating Expenses

Our operating expenses are classified into five categories: research and development; selling and marketing; general and administrative; amortization of intangible assets; and goodwill impairment loss, if any. For each category except for amortization of intangible assets and goodwill impairment loss, the largest component is personnel costs, which include salaries, employee benefit costs, bonuses and equity-based compensation expenses.

Research and Development Expenses

Research and development expenses represent costs incurred to develop our technology and future tests and treatments and our drug candidates. These costs consist of:

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

We expense all research and development costs in the periods in which they are incurred. We expect our research and development expenses will continue to increase in absolute dollars, as we expect to continue to invest in research and development activities and continue to innovate and expand the application of our platform. Furthermore, we expect our research and development expenses for our therapeutic development segment to increase as we incur incremental expenses associated with our drug candidates that are currently under development and in clinical trials. Drug candidates in later stages of clinical development generally have higher development costs, primarily due to the increased size and duration of later-stage clinical trials. Accordingly, we expect to incur significant research and development expenses in connection with our Phase 2 trials for FID-007 and the initiation of clinical trials for FID-022.

Selling and Marketing Expenses

Selling and marketing expenses consist of personnel costs, customer service expenses, direct marketing expenses, educational and promotional expenses, market research and analysis and allocated overhead expenses, including rent and utilities. We expense all selling and marketing costs as incurred. We expect our selling and marketing expenses will increase in absolute dollars, primarily driven by our increased investment in sales and marketing, including developing and expanding our sales team, creating and implementing new sales and marketing strategies and increasing the overall scope of our marketing efforts.

General and Administrative Expenses

General and administrative expenses include executive, finance, accounting, legal and human resources functions. These expenses consist of personnel costs, audit and legal expenses, consulting costs and allocated overhead expenses, including rent and utilities. We expense all general and administrative costs as incurred. We expect our general and administrative expenses will continue to increase in absolute dollars as we seek to continue to scale our operations. We also expect to continue to incur general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, and Nasdaq, additional insurance expenses, investor relations activities and other administrative and professional services.

Goodwill Impairment Loss

A goodwill impairment loss is measured as the amount by which a reporting unit’s carrying value, including goodwill, exceeds its fair value, not to exceed the carrying amount of goodwill.

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

(Benefit from) Provision for Income Taxes

(Benefit from) provision for income taxes consists of U.S. federal and state income taxes. A deferred tax liability is recognized for all taxable temporary differences, and a deferred tax asset is recognized for all deductible temporary differences, operating losses and tax credit carryforwards. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The factors that most significantly impact our effective tax rate include the levels of net earnings and certain deductions, including those related to equity-based compensation, tax credits, the reclassification of stranded tax effects from other comprehensive income, and the effect of state income taxes. We expect that these factors could cause our consolidated effective tax rate to differ significantly from the U.S. federal income tax rate in future periods.

Results of Operations

The table below summarizes the results of our continuing operations for each of the periods presented. Historical results are not indicative of the results to be expected in the current period or any future period.

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Statement of Operation Data
Revenue	$283,470	$289,213	$(5,743)	(2)%
Cost of revenue	176,255	184,757	(8,502)	(5)%
Gross profit	107,215	104,456	2,759	3%
Operating expenses:
Research and development	48,816	41,440	7,376	18%
Selling and marketing	36,246	41,467	(5,221)	(13)%
General and administrative	88,106	88,999	(893)	(1)%
Amortization of intangible assets	7,965	7,845	120	2%
Goodwill impairment loss	—	120,234	(120,234)	(100)%
Total operating expenses	181,133	299,985	(118,852)	(40)%
Operating (loss) income	(73,918)	(195,529)	121,611	(62)%
Other income (expenses):
Interest income	31,304	21,612	9,692	45%
Interest expense	170	(488)	658	(135)%
Impairment of available-for-sale debt securities	(10,073)	—	(10,073)	*
Other income, net	561	320	241	75%
Total other income, net	21,962	21,444	518	2%
(Loss) income before income taxes	(51,956)	(174,085)	122,129	(70)%
(Benefit from) provision for income taxes	(8,136)	1,154	(9,290)	(805)%
Net (loss) income from consolidated operations	(43,820)	(175,239)	131,419	(75)%
Net loss attributable to noncontrolling interests	1,112	7,414	(6,302)	(85)%
Net (loss) income attributable to Fulgent	$(42,708)	$(167,825)	$125,117	(75)%
* not meaningful

Revenue

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Revenue from laboratory services
Precision diagnostics	$167,745	$131,990	$35,755	27%
Anatomic pathology	97,080	104,655	(7,575)	(7)%
BioPharma services	16,338	25,416	(9,078)	(36)%
COVID-19	2,307	27,152	(24,845)	(92)%
Total laboratory services	$283,470	$289,213	$(5,743)	(2)%

Revenue decreased by $5.7 million, or 2%, from $289.2 million in 2023 to $283.5 million in 2024. The decrease in revenue between periods was driven by decreases of $24.8 million in COVID-19 testing, $9.1 million in BioPharma services, and $7.6 million in anatomic pathology. However, these declines were offset by an increase of $35.8 million in precision diagnostics.

The decrease in COVID-19 testing services resulted from the cessation of testing operations at the end of March 2023. Continued COVID-19 revenues after March 2023 are due to variable consideration recognized for services completed in prior periods. The decrease in anatomic pathology services was due to lower reimbursement rates from insurance payors and client losses. The decrease in BioPharma services revenue was primarily due to the scaling back or termination of certain projects, as some clients faced financial distress, underwent restructuring, shifted strategic priorities, adapted to market changes, or completed large clinical trials. BioPharma services revenue is expected to remain variable due to the long sales cycle and project timing differences. Conversely, the increase in precision diagnostics revenue was driven by growth in our reproductive health services and legacy diagnostic offerings.

We believe the factors that will affect our ability to grow these revenue streams are 1) the average price point we offer and the reimbursement rate from insurance payors; 2) the concentration of our payor base; 3) the competitive advantage we have due to our broad and flexible test menu, detection rate, and turnaround times; and 4) growth in size of an addressable market. Estimated collection amounts from insurance payors are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs. Because our proprietary technology platform allows for repaid scaling of a broad, flexible testing menu, we can offer our customers more scalable and affordable testing. Going forward, we will strive to maintain this competitive advantage and emphasize this in our marketing efforts to grow our testing revenue.

Our customer base includes insurance, institutional, and individual payors. In some periods, our revenue is concentrated on a smaller number of customers. For the laboratory services segment, aggregating customers that are under common control, one customer comprised $62.6 million or 22% of our revenue in 2024 and $35.7 million or 12% of our revenue in 2023. To reduce this revenue risk, we will focus on increasing the number of customers and thereby reducing the concentration.

Revenue from non-U.S. sources increased by $4.1 million, or 20%, from $20.2 million in 2023 to $24.3 million in 2024. The increase in revenue from non-U.S. sources between periods were primarily due to increased sales of our traditional genetic testing services to customers in China through our joint venture, which contributed $11.8 million in total revenue in 2024.

Cost of Revenue

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$176,255	$184,757	$(8,502)	(5)%
Cost of revenue as a % of revenue	62.2%	63.9%

Our consolidated cost of revenue decreased by $8.5 million, or 5%, from $184.8 million in 2023 to $176.3 million in 2024. The decrease was primarily due to decreases of $6.7 million in consulting and outside labor costs for production, $1.7 million in software and software licensing expenses, $1.4 million in personnel costs, including equity-based compensation, $0.8 million in shipping expenses, and $0.2 million in dues and subscriptions expense, related to efforts of optimizing cost structures including bringing certain operations in house, consolidating laboratory operations, and the cessation of our COVID-19 testing operations, and partially offset by an increase of $1.8 million in reagent and supply costs and $0.5 million in depreciation expenses.

Our consolidated cost of revenues as a percentage of revenue decreased from 63.9% to 62.2%. Our gross profit increased by $2.8 million, or 3%, from $104.5 million in 2023 to $107.2 million in 2024. Our gross profit as a percentage of revenue, or gross margin, increased from 36.1% to 37.8%. This is driven by the efforts of optimizing cost structures as discussed above.

Research and Development

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Research and development
Laboratory services	$28,424	$29,748	$(1,324)	(4)%
Therapeutic development	20,392	11,692	8,700	74%
Total research and development	$48,816	$41,440	$7,376

For the laboratory services segment, the research and development expenses were mainly for advancing our technology and future testing and testing services. The expenses decreased by $1.3 million, or 4%, from $29.7 million in 2023 to $28.4 million in 2024. The decrease was primarily attributed to reductions of $0.6 million in facility expenses due to the consolidation of office and laboratory space, $0.3 million in depreciation expenses, $0.2 million in personnel expenses, and $0.1 million in consulting and external labor expenses.

In 2024, the research and development expenses primarily consisted of $25.3 million in personnel expenses, including bonuses and equity-based compensation, $1.4 million in reagent and supply costs, $0.6 million in facility expenses, $0.4 million in depreciation expense, and $0.4 million in software and licensing fees. The 2023 expenses primarily consisted of $25.5 million in personnel expenses, including bonuses and equity-based compensation, $1.4 million in reagent and supply costs, $1.1 million in facility expenses, $0.7 million in depreciation expense, and $0.4 million in software and licensing fees.

For the therapeutic development segment, the research and development expenses in 2024 included $10.9 million in CRO costs, $8.6 million in personnel costs, including equity-based compensation, and $0.7 million in depreciation expenses. In 2023, these expenses comprised $6.4 million of personnel expenses, including equity-based compensation, $4.5 million in CRO costs, and $0.7 million in depreciation expenses.

Research and development expenses for the therapeutic development segment increased by $8.7 million, or 74%, from $11.7 million in 2023 to $20.4 million in 2024. The increase was primarily driven by increases of $6.4 million in CRO costs and $2.2 million in personnel costs, including equity-based compensation expense. The overall increase was attributed to the advancement and continuation of the clinical study of FID-007, along with the completion of preclinical work for FID-022. In 2024, approximately $2.1 million was incurred for the preclinical development of FID-022, whereas related costs in 2023 were minimal.

Looking ahead, we expect research and development expenses to continue increasing as clinical trials progress for FID-007, FID-022, and other preclinical studies.

Selling and Marketing

Our consolidated selling and marketing expenses decreased by $5.2 million, or 13%, from $41.5 million in 2023 to $36.2 million in 2024. The decrease was primarily due to decreases of $1.9 million in facility expenses due to the consolidation of office space, $1.3 million in consulting and outside labor expenses, $1.0 million in advertising and marketing expenses, $0.9 million in commissions, $0.6 million in depreciation expenses, $0.3 million in losses of fixed asset disposals, and $0.2 million in software and software licensing expenses, and partially offset by an increase of $1.0 million personnel costs, including equity-based compensation expense.

General and Administrative

Our consolidated general and administrative expenses decreased by $0.9 million, or 1%, from $89.0 million in 2023 to $88.1 million in 2024. The decrease was primarily due to decreases of $10.1 million in legal and professional fees related to a voluntary disclosure, see Note 8, Debt, Commitments and Contingencies, of our consolidated financial statements included in this report, $1.6 million in insurance expenses, $0.8 million in provision for credit losses due to subsequent collections from customers who were previously reserved, and $0.7 million in depreciation expenses and partially offset by increases of $11.4 million in personnel costs, including equity-based compensation, and $0.8 million in software and software licensing fees.

Amortization of Intangible Assets

Our consolidated amortization of intangible assets represents amortization expenses on the intangible assets that arose from the business combinations in 2022 and 2021, and a patent purchased in 2021.

Goodwill Impairment Loss

	Year Ended December 31,		$	%
	2024	2023	Change	Change
	(dollars in thousands)
Goodwill impairment loss
Laboratory services	$—	$120,234	$(120,234)	*
Therapeutic development	—	—	—	*
	$—	$120,234	$(120,234)
* not meaningful

Goodwill impairment loss for 2023 was comprised of a full goodwill impairment loss of $120.2 million for the laboratory services reporting unit. There was no goodwill impairment loss for the year ended December 31, 2024. The full impairment was driven by a sustained decline in our stock price and market capitalization. There was no impairment loss for the therapeutic development unit for the years ended December 31, 2024 and 2023. See Note 17, Goodwill and Intangible Assets, for more details.

Other Income (Expenses)

Other income, net, is primarily comprised of interest income, which was $31.3 million and $21.6 million for 2024 and 2023, respectively, and impairment of available-for-sale debt securities of $10.1 million in 2024. This interest income included interest earned on marketable securities and realized gain or loss on sale of marketable securities. The increase in interest income was primarily due to increased interest rates on marketable securities relative to the prior comparative period.

(Benefit from) Provision for Income Taxes

(Benefit from) provision for income taxes were ($8.1) million and $1.2 million in 2024 and 2023, respectively. The effective income tax rate was 16.11% and (0.69)% of loss before income taxes for 2024 and 2023, respectively. The change in the effective tax rate compared to prior period is due to the valuation allowance in the current period that precludes us from recognizing the benefit from our net operating losses. The increase in the valuation allowance for 2024 was primarily due to the increase in capitalized Section 174 expenditures.

See Note 11, Income Taxes, to our consolidated financial statements included in this report for more information regarding our income taxes.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest represents net loss attributable to minority shareholders from entities not wholly owned.

Liquidity and Capital Resources

Liquidity and Sources of Cash

We had $828.6 million and $847.7 million in cash, cash equivalents, restricted cash, and marketable securities as of December 31, 2024 and 2023, respectively. Our marketable securities primarily consist of U.S. government and U.S. agency debt securities, U.S. treasury bills, corporate bonds, municipal bonds, and Yankee debt securities as of December 31, 2024 and 2023.

Our primary uses of cash are for capital expenditures mainly in buildings, building improvements, and equipment, to repurchase our stock, fund our operations, and to fund strategic acquisitions as we continue to invest in and seek to grow our business. Cash used to fund operating expenses is impacted by the timing of our expense payments, as reflected in the changes in our outstanding accounts payable and accrued expenses.

We expect our existing cash, cash equivalent, and short-term marketable securities to continue to be sufficient to meet our anticipated cash requirements for at least the next 12 months. Cash provided by operations has significantly contributed to our ability to meet our liquidity needs, including paying for capital expenditures, however, cash provided by our operations has in the past experienced fluctuations from period to period, which we expect may continue in the future. These fluctuations can occur because of a variety of factors, including, among others, factors relating to the demand for our tests, the amount and timing of sales, the prices we charge for our tests due to changes in product mix, customer mix, general price degradation for tests, or other factors, the rate and timing of our billing and collections cycles and the timing and amount of our commitments and other payments. We intend to improve our profitability by improving margins and expanding in new markets for our tests, but these efforts are subject to risks, including those described in Item 1A of this Annual Report, and may not be successful. Moreover, even if our liquidity expectations are correct, we may still seek to raise additional capital through securities offerings, credit facilities or other debt financings, asset sales or collaborations or licensing arrangements.

If we raise additional funds by issuing equity securities, our existing stockholders could experience substantial dilution. Additionally, any preferred stock we issue could provide for rights, preferences or privileges senior to those of our common stock, and our issuance of any additional equity securities, or the possibility of such an issuance, could cause the market price of our common stock to decline. The terms of any debt securities we issue or borrowings we incur, if available, could impose significant restrictions on our operations, such as limitations on our ability to incur additional debt or issue additional equity or other restrictions that could adversely affect our ability to conduct our business, and would result in increased fixed payment obligations. If we seek to sell assets or enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms or relinquish or license to a third-party our rights to important or valuable technologies or tests we may otherwise seek to develop ourselves. Moreover, we may incur substantial costs in pursuing future capital, including investment banking, legal and accounting fees, printing and distribution expenses and other similar costs. Additional funding may not be available to us when needed, on acceptable terms or at all. If we are not able to secure funding if and when needed and on reasonable terms, we may be forced to delay, reduce the scope of or eliminate one or more sales and marketing initiatives, research and development programs or other growth plans or strategies. In addition, we may be forced to work with a partner on one or more aspects of our tests or market development programs or initiatives, which could lower the economic value to us of these tests, programs or initiatives. Any such outcome could significantly harm our business, performance and prospects.

Cash Flows

The following table summarizes cash flows from continuing operations for each of the periods presented:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$21,060	$27,003
Net cash (used in) provided by investing activities	$(58,352)	$38,898
Net cash used in financing activities	$(4,847)	$(47,785)

Operating Activities

During the year ended December 31, 2024, our operations provided $21.1 million of cash as compared to $27.0 million in 2023. The decrease in cash provided from operating activities in 2024 compared to the corresponding 2023 period was primarily due to timing of cash receipts from customers and cash payments for operating expenses. We expect to incur more operating expenses and use more cash in operating activities in the coming year as a result of our planned and ongoing clinical trials for FID-007 and FID-022, and as we continue to invest resources to grow our laboratory services business.

Investing Activities

The cash provided by or used in investing activities are impacted by capital expenditures for operation needs and timing of payments, timing of maturities of marketable securities, and discretionary business combinations and other investment.

Cash used in investing activities in 2024 was $58.4 million, which primarily related to $472.4 million in purchase of marketable securities, $40.3 million related to the purchase of fixed assets consisting mainly of building, building improvement, and medical laboratory equipment, and partially offset by $349.8 million related to maturities of marketable securities, $104.3 million related to proceeds from sales of marketable securities, and $0.3 million related to the sale of fixed assets.

Cash provided by investing activities in 2023 was $38.9 million, which primarily related to $508.6 million related to maturities of marketable securities, $44.1 million related to proceeds from sales of marketable securities, and $0.8 million related to the sale of fixed assets, and partially offset by $491.9 million in purchase of marketable securities, $22.2 million related to the purchase of fixed assets consisting mainly of medical laboratory equipment and building improvement, and $0.4 million related to a business acquisition.

Financing Activities

Cash used in financing activities in 2024 was $4.8 million, which primarily related to $1.2 million used in the repayment of notes payable, and $2.9 million used in common stock withholding for employee tax obligations.

Cash used in financing activities in 2023 was $47.8 million, which primarily related to $25.1 million used in the repurchase of common stock, $15.0 million used in the repayment for the margin account, $4.3 million used in the repayment of notes payable, and $2.7 million used in common stock withholding for employee tax obligations.

We did not expect to use any credit facilities due to the strong cash position as of December 31, 2024.

Stock Repurchase Program

In March 2022, our Board authorized a $250.0 million stock repurchase program. The stock repurchase program has no expiration from the date of authorization. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions.

During the year ended December 31, 2024, we repurchased 10,000 shares of our common stock at an aggregate cost of $0.2 million under the stock repurchase program. During the year ended December 31, 2023, we repurchased 1.0 million shares of our common stock at an aggregate cost of $25.1 million under the stock repurchase program. During the year ended December 31, 2022, we repurchased 1.8 million shares of our common stock at an aggregate cost of $74.3 million under the stock repurchase program. As of December 31, 2024, a total of approximately $150.5 million remained available for future repurchases of our common stock under our stock repurchase programs.

Material Cash Requirements and Contractual Obligations as of December 31, 2024

As of December 31, 2024, we have an outstanding balance of $2.9 million on an installment loan, of which, the current portion is $0.4 million. See Note 8, Debt, Commitments and Contingencies, of our consolidated financial statements included in this report.

The following summarizes our contractual obligations as of December 31, 2024:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations(1)	$6,651	$1,707	$2,128	$984	$1,832
Finance lease obligations(2)	783	417	366	—	—
Purchase obligations(3)	40,604	31,638	6,639	2,327	—
Total contractual obligations	$48,038	$33,762	$9,133	$3,311	$1,832

(1)
Represents non-cancelable operating leases. For further information, refer to Note 9, Leases, to the Consolidated Financial Statements.
(2)
Represents non-cancelable finance leases. For further information, refer to Note 9, Leases, to the Consolidated Financial Statements.
(3)
Represents purchase obligations for medical lab equipment, reagents and other supplies, see Note 8, Debt, Commitment and Contingencies, to the Consolidated Financial Statements.

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

Revenue Recognition

We generate revenue from sales of our testing services. We currently receive payments from: insurance, institutional customers, including hospitals, medical institutions, other laboratories, governmental bodies, municipalities, and large corporations; and patients who pay directly.

We recognize revenue in an amount that reflects the consideration to which we expect to be entitled in exchange for the transfer of promised goods or services to our customers.

For insurance payors, in the absence of Medicare coverage, contractually established reimbursement rates or other coverage, we have concluded that our contracts include variable consideration because the amounts paid by Medicare or commercial health insurance carriers may be paid at less than our standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration attributable to these price concessions measured at the expected value using the “most likely amount” method under Accounting Standards Codification, or ASC, 606 Revenue from Contracts with Customers, or ASC 606. The amounts are determined by the historical average collection rates by test type taking into consideration the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as the judgment and actions of third parties. Such variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. Variable consideration may be constrained and excluded from the transaction price in situations where there is the absence of a predictable pattern and history of collectability with a payor.

We re-assess our estimated transaction price at the end of each reporting period, including our assessment of whether our estimate of variable consideration is constrained to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. We record any necessary adjustments in the current period’s revenue. $1.8 million and $23.0 million variable consideration was recognized as additional revenue in the year ended December 31, 2024 and 2023, respectively, that related to collections for COVID-19 tests completed in the prior period.

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

See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in this report for information about our valuation and assessment process with regard to potential impairment of goodwill and indefinite-lived intangibles. Also see Note 17, Goodwill and Intangible Assets, to our consolidated financial statements included in this report for details on the valuation estimate and results for 2024.

There can be no assurance that the estimates and assumptions management made for the purposes of the goodwill or in-process research & development, or IPR&D, impairment analysis will prove to be accurate predictions of future performance. It is possible that the conclusions regarding impairment or recoverability of goodwill or intangible assets could change in future periods. We will continue to monitor the therapeutic development reporting unit. For all IPR&D projects, there are major risks and uncertainties associated with the timely and successful completion of development and commercialization of these drug candidates, including the ability to confirm their efficacy based on data from clinical trials, the ability to obtain necessary regulatory approvals, and the ability to successfully complete these tasks within budgeted costs. We are not able to market a human therapeutic without obtaining regulatory approvals, and such approvals require completing clinical trials that demonstrate a drug candidate is safe and effective. In addition, the availability and extent of coverage and reimbursement from insurance payors, including government healthcare programs and private insurance plans, impact the revenues a product can generate. Consequently, the eventual realized value, if any, of these acquired IPR&D projects may vary from their estimated fair values.

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

Interest Rate Risk

We invest in marketable debt securities, including corporate debt securities, municipal bonds, U.S. government and agency debt securities, and debt instruments issued by foreign governments. Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We typically invest in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investments in fixed rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates. Unrealized gains or losses on our marketable debt securities are primarily due to interest rate fluctuations as compared to interest rates at the time of purchase. We measure our debt securities at fair value with gains and losses recorded in other comprehensive income (loss) until the securities are sold, less any expected credit losses.

To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100-basis point parallel shift in the yield curve. Based on investment positions as of December 31, 2024 and 2023, a hypothetical 100 basis point increase in interest rates across all maturities would result in an incremental decline of $14.5 million and $10.1 million, respectively, in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

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

If an adverse 10% foreign currency exchange rate change was applied to total monetary assets denominated in currencies other than the functional currencies at the balance sheet date, it would have resulted in decrease in assets of approximately $1.1 million as of December 31, 2024, and $1.3 million as of December 31, 2023. The impact to income (loss) before income tax was not significant.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item 8 immediately follows the signature page to this report and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Internal Control over Financial Reporting

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024. Management reviewed the results of its assessment with our Audit and Compliance Committee. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this Annual Report on Form 10-K.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Fulgent Genetics, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 28, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

February 28, 2025

Item 9B. Other Information.

Rule 10b5-1 trading arrangements

During the year ended December 31, 2024, none of our directors or officers adopted or terminated “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2025 annual meeting of stockholders or an amendment to this report, in either case to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2025 annual meeting of stockholders or an amendment to this report, in either case to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2025 annual meeting of stockholders or an amendment to this report, in either case to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2025 annual meeting of stockholders or an amendment to this report, in either case to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2025 annual meeting of stockholders or an amendment to this report, in either case to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

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

Item 16. Form 10-K Summary.

None.

EXHIBIT INDEX

Exhibit Number	Description	Form	File Number	Incorporated by Reference Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated September 16, 2016, by and among the registrant, Fulgent MergerSub, LLC and Fulgent Therapeutics LLC.	S-1/A	333-213469	2.1	9/19/2016
3.1	Certificate of Incorporation of the registrant, as amended.	10-Q	001-37894	3.1	8/14/2017
3.1.1	Certificate of Amendment to Certificate of Incorporation of the registrant, dated August 2, 2016.	10-Q	001-37894	3.1.1	8/14/2017
3.1.2	Certificate of Amendment to Certificate of Incorporation of the registrant, dated May 17, 2017.	10-Q	001-37894	3.1.2	8/14/2017
3.2	Amended and Restated Bylaws.	10-Q	001-37894	3.2	8/4/2023
4.1	Form of Certificate of Common Stock of the registrant.	S-1/A	333-213469	4.1	9/19/2016
4.2	Description of the registrant’s securities.					X
10.1#	Form of Indemnification Agreement between the registrant and each of its officers and directors.	S-1	333-213469	10.1	9/2/2016
10.2#	Amended and Restated 2015 Equity Incentive Plan of Fulgent Therapeutics LLC.	S-1	333-213469	10.2	9/2/2016
10.3#	Form of Notice of Option Grant and Option Agreement under the Amended and Restated 2015 Equity Incentive Plan of Fulgent Therapeutics LLC.	S-1	333-213469	10.3	9/2/2016
10.4#	Form of Notice of Profits Interest Grant and Profits Interest Agreement under the Amended and Restated 2015 Equity Incentive Plan of Fulgent Therapeutics LLC.	S-1	333-213469	10.4	9/2/2016
10.5#	Form of Notice of Restricted Share Unit Grant and Restricted Share Unit Agreement under the Amended and Restated 2015 Equity Incentive Plan of Fulgent Therapeutics LLC.	S-1	333-213469	10.5	9/2/2016
10.6#	2016 Omnibus Incentive Plan of the registrant.	S-1/A	333-213469	10.6	9/26/2016
10.7#	Form of Notice of Stock Option Award and Stock Option Award Agreement under the 2016 Omnibus Incentive Plan of the registrant.	S-1	333-213469	10.7	9/2/2016
10.8#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under the 2016 Omnibus Incentive Plan of the registrant.	10-K	001-37894	10.8	3/17/2017
10.9#	Form of Option Substitution Award under the 2016 Omnibus Incentive Plan of the registrant.	S-1	333-213469	10.9	9/2/2016
10.10#	Form of Notice of Restricted Stock Unit Substitution Award and Restricted Stock Unit Agreement under the 2016 Omnibus Incentive Plan of the registrant.	S-1	333-213469	10.10	9/2/2016
10.11#	Employment Agreement, dated May 25, 2016, by and among Fulgent Therapeutics LLC, the registrant and Ming Hsieh.	S-1	333-213469	10.11	9/2/2016
10.12#	Employment Agreement, dated May 25, 2016, by and among Fulgent Therapeutics LLC, the registrant and Paul Kim.	S-1	333-213469	10.12	9/2/2016
10.13#	Amended and Restated Employment Agreement, dated May 25, 2016, by and among Fulgent Therapeutics LLC, the registrant and Han Lin Gao.	S-1	333-213469	10.13	9/2/2016
10.14#	Severance Agreement, dated July 7, 2016, by and among Fulgent Therapeutics LLC, the registrant and Ming Hsieh.	S-1	333-213469	10.14	9/2/2016
10.15#	Severance Agreement, dated July 7, 2016, by and among Fulgent Therapeutics LLC, the registrant and Paul Kim.	S-1	333-213469	10.15	9/2/2016
10.16#	Severance Agreement, dated July 7, 2016, by and among Fulgent Therapeutics LLC, the registrant and Han Lin Gao.	S-1	333-213469	10.16	9/2/2016
10.17	Contribution and Allocation Agreement, dated May 19, 2016, by and among Fulgent Therapeutics LLC, Fulgent Pharma LLC and Ming Hsieh.	S-1	333-213469	10.17	9/2/2016
10.18	Form of Fourth Amended and Restated Operating Agreement of Fulgent Therapeutics LLC, to be in effect upon completion of the Reorganization.	S-1/A	333-213469	2.1	9/19/2016
10.19	Director Compensation Program of the registrant, effective as of September 28, 2016 and amended November 2, 2017.	10-K	001-37894	10.20	3/20/2018

Exhibit Number	Description	Form	File Number	Incorporated by Reference Exhibit	Filing Date	Filed Herewith
10.20§	Cooperation Agreement on the Establishment of Fujian Fujun Gene Biotech Co., Ltd., dated April 25, 2017, by and among Shenzhen Fujin Gene Science & Technology Co., Ltd., Xilong Scientific Co., Ltd. and Fuzhou Jinqiang Investment Partnership (LP).	10-Q	001-37894	10.1	8/14/2017
10.21	Fulgent Genetics, Inc. Amended and Restated 2016 Omnibus Incentive Plan.	8-K	001-37894	10.1	5/21/2018
10.22	Fulgent Genetics, Inc. Amended and Restated 2016 Omnibus Incentive Plan.	8-K	001-37894	10.1	9/18/2020
10.23^	Agreement for Purchase and Sale of Property, dated July 23, 2020, by and between the registrant and 4401 Santa Anita Corporation.	8-K	001-37894	2.1	10/21/2020
10.24#	Employment Agreement, dated March 8, 2021, by and among Fulgent Therapeutics, LLC, Fulgent Genetics, Inc. and Jian Xie.	10-K	001-37894	10.37	3/8/2021
10.25#	Severance Agreement, dated March 8, 2021, by and among Fulgent Therapeutics LLC, Fulgent Genetics, Inc. and Jian Xie.	10-K	001-37894	10.38	3/8/2021
10.26#^	Amended and Restated Non-Employee Director Compensation Policy.	10-Q	001-37894	10.1	5/7/2021
10.27§	Restructuring Agreement of Fujian Fujun Gene Biotech Co., Ltd.	10-Q	001-37894	10.1	8/10/2021
10.28#	Fulgent Genetics, Inc. Incentive Compensation Recoupment Policy.	8-K	001-37894	10.1	3/29/2022
10.29	Agreement and Plan of Merger, dated as of April 16, 2022, by and among Fulgent Therapeutics LLC, solely for purpose of Section 6.20, Fulgent Genetics, Inc., Ducks Acquisition Sub, Inc., Symphony Buyer, Inc., solely in its capacity as the representative of Symphony’s securityholders, Avista Capital Partners IV GP, L.P. and solely for purposes of Section 6.21, Article VIII and Section 10.14, those company stockholders set forth on the signature page thereto.	8-K	001-37894	2.1	4/26/2022
10.30#	Amended and Restated Director Compensation Program of the registrant, dated as of August 1, 2022.	10-Q	001-37894	10.1	11/7/2022
10.31#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under the Fulgent Pharma Holdings, Inc. 2022 Omnibus Incentive Plan.	10-Q	001-37894	10.2	11/7/2022
10.32^	Agreement and Plan of Merger, dated November 7, 2022 by and among Fulgent Genetics, FG Merger Sub, Inc., Fulgent Pharma Holdings, Inc. and solely for purposes of Section 2.4, Section 5.5, Article VI, Section 7.8 and Section 7.14, those company stockholders set forth on the signature page thereto.	10-Q	001-37894	10.3	11/7/2022
10.33	Rule 10b5-1 Issuer Repurchase Plan, dated December 12, 2023, by and between Fulgent Genetics, Inc. and Piper Sandler & Co.	10-K	001-37894	10.41	2/28/2024
10.34^	Second Amendment to Lease Agreement, July 1, 2020 by and between Inform Diagnostics, Inc., p/k/a/ Miraca Life Sciences, Inc. and WPT Land 2 LP.	10-K	001-37894	10.48	2/28/2023
10.35	Lease Agreement of Premises at 15-19 Crawford Street Needham, Massachusetts, by and between Inform Diagnostics and Crawford Street DE, LLC.	10-K	001-37894	10.51	2/28/2023
10.36#	Fulgent Pharma Holdings, Inc. 2022 Omnibus Incentive Plan.	10-K	001-37894	10.52	2/28/2023
10.37*^#	Amended and Restated Director Compensation Program of the registrant.	10-Q	001-37894	10.1	5/5/2023
10.38	Executive Officer Incentive Plan of the registrant.	10-Q	001-37894	10.3	5/5/2023
10.39	Amended and Restated 2016 Omnibus Incentive Plan of the registrant.	8-K	001-37894	10.1	5//18/2023
10.40^#	Amended and Restated Executive Officer Incentive Plan of the registrant.	10-Q	001-37894	10.2	11/3/2023
19.1	Insider Trading Policy.					X
21.1	Subsidiaries of the registrant.					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm, relating to the financial statements of the registrant.					X
24.1	Power of Attorney (included on the signature page hereto).					X

Exhibit Number	Description	Form	File Number	Incorporated by Reference Exhibit	Filing Date	Filed Herewith
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1^#	Amended and Restated Incentive Compensation Recoupment Policy of the registrant.	10-Q	001-37894	10.1	11/3/2023
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).					X

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

FULGENT GENETICS, INC.

Date: February 28, 2025	By:	/s/ Ming Hsieh
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

Name and Signature	Title	Date

/s/ Ming Hsieh	Chief Executive Officer and Chairman of the Board	February 28, 2025
Ming Hsieh	(principal executive officer)

/s/ Paul Kim	Chief Financial Officer	February 28, 2025
Paul Kim	(principal financial and accounting officer)

/s/ Michael Nohaile	Director	February 28, 2025
Michael Nohaile

/s/ Regina Groves	Director	February 28, 2025
Regina Groves

/s/ Linda Marsh	Director	February 28, 2025
Linda Marsh

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Fulgent Genetics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fulgent Genetics, Inc., and subsidiaries (the “Company”) as of December 31, 2024, and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Goodwill – Therapeutic Development Reporting Unit – Refer to Notes 2 and 17 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of the reporting unit to its carrying value. The Company used the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to discount rates, forecasts of future revenues and EBITDA (defined as earnings before interest, income taxes, depreciation and amortization) margin, as well as probability and timing of commercial success. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $22.1 million as of December 31, 2024. The fair value of the Therapeutic Development Reporting Unit exceeded its carrying value by 268% as of the measurement date and, therefore, no impairment was recognized as of December 31, 2024.

We identified goodwill as a critical audit matter because of the significant judgments made by management to estimate the fair value of the reporting unit. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve professionals in our firm having fair value expertise when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the discount rate and forecasts used by management to estimate the fair value of the Therapeutic Development Reporting Unit included the following, among others:

•
We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the reporting unit, such as controls related to management’s selection of the discount rate, forecasts of future revenue and EBITDA margin, and the probability and timing of commercial success.
•
We evaluated management’s ability to accurately forecast timing of commercial success by comparing actual milestones achieved to milestone assumptions in management’s historical forecast.
•
We evaluated the reasonableness of management’s forecasts of future revenue and EBITDA margin, including the probability and timing of commercial success by comparing the forecasts with:
o
Internal communications to management and the Board of Directors.
o
Forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.
o
Relevant regulatory approvals supporting timing of commercial success.
•
With the assistance of professionals in our firm having fair value expertise, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate by:
o
Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
o
Developing a range of independent estimates and comparing those to the discount rate selected by management.

Intangible Assets – IPR&D – Refer to Notes 2 and 17 to the financial statements

Critical Audit Matter Description

The Company has in-process research & development (“IPR&D”) that are indefinite-lived intangible assets. As of December 31, 2024, the carrying value of the IPR&D is $64.6 million. Management estimates the fair value of IPR&D annually on its elected assessment date of December 31, 2024, using a multi-period excess earnings method, which is a specific discounted cash flow method. The determination of the fair value requires management to make significant estimates and assumptions related to discount rates, forecasts of future revenues and EBITDA margin, as well as probability and timing of commercial success. Changes in these assumptions could have a significant impact on the fair value of IPR&D and a significant change in fair value could cause a significant impairment. The fair value of the IPR&D exceeded its carrying value by 214% as of the measurement date and therefore, no impairment was recognized as of December 31, 2024.

We identified the IPR&D as a critical audit matter because of the significant judgments made by management to estimate its fair value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve professionals in our firm having fair value expertise when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the discount rate and forecasts used by management to estimate the fair value of IPR&D included the following, among others:

•
We tested the effectiveness of controls over management’s intangible asset impairment evaluation, including those over the determination of the IPR&D, such as controls related to management’s selection of the discount rate, forecasts of future revenue, EBITDA margin, and the probability and timing of commercial success.
•
We evaluated management’s ability to accurately forecast timing of commercial success by comparing actual milestones achieved to milestone assumptions in management’s historical forecast.
•
We evaluated the reasonableness of management’s forecasts of future revenue and EBITDA margin, including the probability and timing of commercial success by comparing the forecasts with:
o
Internal communications to management and the Board of Directors.
o
Forecasted information included in Company press releases as well as in industry reports and external studies.

o
Relevant regulatory approvals supporting timing of commercial success.
•
With the assistance of professionals in our firm having fair value expertise, we evaluated the reasonableness of the (1) valuation methodology and (2) of the discount rates by:
o
Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
o
Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

February 28, 2025

We have served as the Company’s auditor since 2016.

CONSOLIDATED FINANCIAL STATEMENTS

FULGENT GENETICS, INC.

Consolidated Balance Sheets

(in thousands, except par value data)

	December 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$55,144	$97,473
Marketable securities	202,962	326,681
Trade accounts receivable, net of allowance for credit losses of $20,458 and $25,226	69,021	51,132
Other current assets	26,444	32,559
Total current assets	353,571	507,845
Marketable securities, long-term	570,351	423,571
Intangible assets, net	134,978	143,053
Fixed assets, net	105,549	83,464
Goodwill	22,055	22,055
Redeemable preferred stock investment	—	20,438
Other long-term assets	33,460	34,902
Total assets	$1,219,964	$1,235,328
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,364	$15,360
Accrued liabilities	24,279	30,737
Customer deposit	27,610	22,700
Contract liabilities	2,234	2,874
Notes payable, current portion	412	1,183
Other current liabilities	—	164
Total current liabilities	72,899	73,018
Deferred tax liabilities	6,370	7,962
Unrecognized tax benefits	4,563	5,978
Other long-term liabilities	6,973	15,084
Total liabilities	90,805	102,042
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value per share, 50,000 shares authorized, 33,614 shares issued and 30,841 shares outstanding, and 32,416 shares issued and 29,653 shares outstanding	3	3
Preferred stock, $0.0001 par value per share, 1,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	543,126	501,718
Accumulated other comprehensive (loss) income	(368)	1,205
Retained earnings	590,467	633,175
Total Fulgent stockholders’ equity	1,133,228	1,136,101
Noncontrolling interest	(4,069)	(2,815)
Total stockholders’ equity	1,129,159	1,133,286
Total liabilities and stockholders’ equity	$1,219,964	$1,235,328

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS

FULGENT GENETICS, INC.

Consolidated Statements of Operations

(in thousands, except per share)

	Year Ended December 31,
	2024	2023	2022
Revenue	$283,470	$289,213	$618,968
Cost of revenue	176,255	184,757	252,067
Gross profit	107,215	104,456	366,901
Operating expenses:
Research and development	48,816	41,440	28,910
Selling and marketing	36,246	41,467	38,918
General and administrative	88,106	88,999	111,074
Amortization of intangible assets	7,965	7,845	6,497
Goodwill impairment loss	—	120,234	—
Restructuring costs	—	—	2,975
Total operating expenses	181,133	299,985	188,374
Operating (loss) income	(73,918)	(195,529)	178,527
Other income (expenses):
Interest income	31,304	21,612	5,624
Interest expense	170	(488)	(1,013)
Impairment of available-for-sale debt securities	(10,073)	—	—
Other income, net	561	320	887
Total other income, net	21,962	21,444	5,498
(Loss) income before income taxes	(51,956)	(174,085)	184,025
(Benefit from) provision for income taxes	(8,136)	1,154	42,102
Net (loss) income from consolidated operations	(43,820)	(175,239)	141,923
Net loss attributable to noncontrolling interests	1,112	7,414	1,480
Net (loss) income attributable to Fulgent	$(42,708)	$(167,825)	$143,403

Net (loss) income per common share attributable to Fulgent:
Basic	$(1.41)	$(5.63)	$4.76
Diluted	$(1.41)	$(5.63)	$4.63
Weighted-average common shares:
Basic	30,235	29,784	30,097
Diluted	30,235	29,784	30,964

The accompanying notes are an integral part of these consolidated financial statements.

FULGENT GENETICS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net (loss) income from consolidated operations	$(43,820)	$(175,239)	$141,923
Other comprehensive (loss) income
Foreign currency translation loss	(511)	(1,200)	(2,665)
Net (loss) income on available-for-sale debt securities, net of tax	(1,204)	24,717	(19,940)
Net comprehensive (loss) income from consolidated operations	(45,535)	(151,722)	119,318
Net loss attributable to noncontrolling interest	1,112	7,414	1,480
Foreign currency translation loss (gain) attributable to noncontrolling interest	142	(1,409)	2,461
Comprehensive loss attributable to noncontrolling interest	1,254	6,005	3,941
Comprehensive (loss) income attributable to Fulgent	$(44,281)	$(145,717)	$123,259

The accompanying notes are an integral part of these consolidated financial statements.

FULGENT GENETICS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Fulgent Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Fulgent Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2022	30,160	$3	$501,908	$(759)	$657,597	$1,158,749	$7,131	$1,165,880
Equity-based compensation	—	—	32,640	—	—	32,640	—	32,640
Exercise of common stock options	5	—	31	—	—	31	—	31
Restricted stock awards	699	—	—	—	—	—	—	—
Common stock withholding for employee tax obligations	(32)	—	(1,768)	—	—	(1,768)	—	(1,768)
Repurchase of common stock	(1,810)	—	(74,337)	—	—	(74,337)	—	(74,337)
Common stock issued in a business combination (1)	416	—	28,111	—	—	28,111	—	28,111
Other comprehensive loss, net	—	—	—	(20,144)	—	(20,144)	(2,461)	(22,605)
Net income (loss)	—	—	—	—	143,403	143,403	(1,480)	141,923
Balance at December 31, 2022	29,438	$3	$486,585	$(20,903)	$801,000	$1,266,685	$3,190	$1,269,875
Equity-based compensation	—	—	42,922	—	—	42,922	—	42,922
Exercise of common stock options	9	—	3	—	—	3	—	3
Restricted stock awards	1,066	—	—	—	—	—	—	—
Common stock withholding for employee tax obligations	(93)	—	(2,732)	—	—	(2,732)	—	(2,732)
Repurchase of common stock	(953)	—	(25,060)	—	—	(25,060)	—	(25,060)
Common stock issued in a business combination (1)	186	—	—	—	—	—	—	—
Other comprehensive income, net	—	—	—	22,108	—	22,108	1,409	23,517
Net loss	—	—	—	—	(167,825)	(167,825)	(7,414)	(175,239)
Balance at December 31, 2023	29,653	$3	$501,718	$1,205	$633,175	$1,136,101	$(2,815)	$1,133,286
Equity-based compensation	—	—	44,481	—	—	44,481	—	44,481
Exercise of common stock options	133	—	51	—	—	51	—	51
Restricted stock awards	1,004	—	—	—	—	—	—	—
Common stock withholding for employee tax obligations	(125)	—	(2,899)	—	—	(2,899)	—	(2,899)
Repurchase of common stock	(10)	—	(225)	—	—	(225)	—	(225)
Common stock issued in a business combination (1)	186	—	—	—	—	—	—	—
Other comprehensive loss, net	—	—	—	(1,573)	—	(1,573)	(142)	(1,715)
Net loss	—	—	—	—	(42,708)	(42,708)	(1,112)	(43,820)
Balance at December 31, 2024	30,841	$3	$543,126	$(368)	$590,467	$1,133,228	$(4,069)	$1,129,159

(1) As of December 31, 2022, 371,000 shares of the Company’s common stock were not issued and heldback by the Company as partial security for the indemnification obligations in connection with the business combination of Fulgent Pharma Holdings, Inc., or Fulgent Pharma, in 2022. 186,000 shares were issued in November 2023, and the remainder were issued in May 2024 by the Company upon expiration of hold back provisions.

The accompanying notes are an integral part of these consolidated financial statements.

FULGENT GENETICS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flow from operating activities
Net (loss) income from consolidated operations	$(43,820)	$(175,239)	$141,923
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Goodwill impairment loss	—	120,234	—
Equity-based compensation	44,481	42,922	32,640
Depreciation and amortization	24,928	26,143	32,662
(Adjustment) provision for credit losses	(1,730)	(880)	32,596
Noncash lease expense	3,760	6,412	4,913
Loss on disposal of fixed asset	320	305	502
Amortization of (discount) premium of marketable securities	(5,550)	(3,911)	4,767
Deferred taxes	(3,736)	11,466	(8,280)
Unrecognized tax benefits	(1,414)	(3,858)	9,111
Net realized loss on marketable securities	994	589	692
Impairment of available-for-sale debt securities	10,073	—	—
Other	(7)	(21)	(11)
Changes in operating assets and liabilities:
Trade accounts receivable	(16,303)	2,388	68,638
Income tax	9,253	2,759	(14,544)
Other current and long-term assets	199	(3,331)	9,380
Accounts payable	3,066	(6,896)	(25,339)
Contract liabilities	(639)	(325)	(11,497)
Customer deposits	4,917	11,815	(8,887)
Accrued liabilities and other liabilities	(3,961)	2,718	(10,915)
Operating lease liabilities	(3,771)	(6,287)	(4,831)
Net cash provided by operating activities	21,060	27,003	253,520
Cash flow from investing activities
Purchase of marketable securities	(472,415)	(491,914)	(417,982)
Purchases of fixed assets	(40,315)	(22,207)	(18,775)
Purchase of preferred stock of privately held company	—	—	(15,000)
Contingent consideration payout related to a business acquisition	—	—	(10,000)
Maturities of marketable securities	349,795	508,558	232,534
Proceeds from sale of marketable securities	104,270	44,085	140,176
Proceeds from sale of fixed assets	313	775	412
Acquisition of businesses, net of cash acquired	—	(399)	(172,679)
Net cash (used in) provided by investing activities	(58,352)	38,898	(261,314)
Cash flow from financing activities
Common stock withholding for employee tax obligations	(2,899)	(2,732)	(1,768)
Repayment of notes payable	(1,230)	(4,266)	(367)
Principal paid for finance lease	(544)	(730)	(700)
Repurchase of common stock	(225)	(25,060)	(74,337)
Repayment of investment margin loan	—	(15,000)	—
Proceeds from exercise of stock options	51	3	31
Net cash used in financing activities	(4,847)	(47,785)	(77,141)
Effect of exchange rate changes on cash and cash equivalents	(55)	(149)	(453)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(42,194)	17,967	(85,388)
Cash, cash equivalents, and restricted cash at beginning of period	97,473	79,506	164,894
Cash, cash equivalents, and restricted cash at end of period	$55,279	$97,473	$79,506
Supplemental disclosures of cash flow information
Cash and cash equivalents	$55,144	$97,473	$79,506
Restricted cash	135	—	—
Total cash, cash equivalents, and restricted cash	$55,279	$97,473	$79,506
Income taxes paid	$27,588	$3,261	$56,193
Interest Paid	$512	$960	$—
Supplemental disclosures of non-cash investing and financing activities
Stock consideration in a business combination	$—	$—	$28,111
Maturities of marketable securities in ither current assets	$—	$—	$19,120
Purchases of fixed assets in notes payable	$—	$—	$3,833
Purchases of fixed assets in accounts payable	$1,806	$1,799	$2,989
Finance lease right-of-use assets obtained in exchange for lease liabilities	$—	$—	$573
Operating lease right-of-use assets obtained in exchange for lease liabilities	$1,158	$2,661	$52
Operating lease right-of-use assets reduced due to lease modification and termination	$57	$142	$66
Operating lease liabilities removed due to purchasing underlying assets	$2,799	$—	$—
Finance lease right-of-use assets reduced due to lease modification and termination	$—	$696	$—

The accompanying notes are an integral part of these consolidated financial statements.

FULGENT GENETICS, INC.

Notes to Consolidated Financial Statements

Note 1. Overview and Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. These financial statements include the assets, liabilities, revenues and expenses of all subsidiaries and entities in which the Company has a controlling financial interest or is deemed to be the primary beneficiary. In determining whether the Company is the primary beneficiary of an entity, the Company applies a qualitative approach that determines whether it has both (i) the power to direct the economically significant activities of the entity and (ii) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. The Company uses the equity method to account for its investments in entities that it does not control, but in which it has the ability to exercise significant influence over operating and financial policies. All intercompany accounts and transactions are eliminated from the accompanying consolidated financial statements.

Nature of the Business

Fulgent Genetics, Inc., together with its subsidiaries and affiliated professional corporations, or PCs (collectively referred to as the Company, unless otherwise noted or the context otherwise requires), is a technology-based company with a well-established laboratory services business and a therapeutic development business. Its laboratory services business includes technical laboratory and testing services and professional interpretation of laboratory results by licensed physicians. Its therapeutic development business is focused on developing drug candidates for treating a broad range of cancers using a novel nanoencapsulation and targeted therapy platform designed to improve the therapeutic window and pharmacokinetic profile of new and existing cancer drugs. The Company aims to transform from a genomic diagnostic business into a fully integrated precision medicine company.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting periods. These estimates, judgments, and assumptions are based on historical data and experience available at the date of the accompanying consolidated financial statements, as well as various other factors management believes to be reasonable under the circumstances. The Company’s estimates and assumptions may evolve as conditions change. Actual results could differ significantly from these estimates.

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

Restricted Cash

Restricted cash consists of legally restricted deposits held in conjunction with a lease contract the Company entered into with a third-party landlord. A bank guarantee equivalent to six months of gross rent plus tax with an expiry date three months post the lease expiry is required under the lease contract, and the lease contract will expire in March 2034. Restricted deposit is recorded in other long-term assets in the Company’s Consolidated Balance Sheets as the balance is not expected to be released to cash within the next

12 months. As of December 31, 2024, the Company had restricted cash of $0.1 million. The Company did not have restricted cash as of December 31, 2023.

Marketable Securities

All marketable debt securities, which consist of U.S. government and agency debt securities, U.S. treasury bills, corporate debt securities, municipal bonds, and Yankee debt securities issued by foreign governments or entities and denominated in U.S. dollars have been classified as “available-for-sale,” and are carried at fair value. Net unrealized gains and losses, net of any related tax effects, are excluded from earnings and are included in other comprehensive income (loss) and reported as a separate component of stockholders’ equity until realized. Realized gains and losses on marketable debt securities are included in interest income, in the accompanying Consolidated Statements of Operations. The cost of any marketable debt securities sold is based on the specific-identification method. The amortized cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest on marketable debt securities is included in interest income. In accordance with the Company’s investment policy, management invests to diversify credit risk and only invests in securities with high credit quality, including U.S. government securities.

The Company’s investments in marketable equity securities are measured at fair value with the related gains and losses, realized and unrealized, recognized in interest income, in the accompanying Consolidated Statements of Operations. The cost of any marketable equity securities sold is based on the specific-identification method.

For available-for-sale debt securities, in an unrealized loss, the Company determines whether a credit loss exists. The credit loss is estimated by considering available information relevant to the collectability of the security and information about past events, current conditions, and reasonable and supportable forecasts. The Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows to be collected is less than the amortized basis of the security, a credit loss exists, and an allowance for credit losses is recorded for the credit loss, limited by the amount of unrealized loss. Changes in the allowance are recorded in the period of changes as credit loss expense. If the Company has an intent to sell, or if it is more likely than not that the Company will be required to sell a debt security in an unrealized loss position before recovery of its amortized cost basis, the Company will write down the security to its fair value and record the corresponding charge as a component of other income, net.

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

A roll-forward of the activity in the Company’s allowance for credit losses is as follows:

	2024	2023	2022
	(in thousands)
Allowance for credit losses at beginning of year	$25,226	$41,205	$11,217
Current period (gain) provision	(1,730)	(880)	32,596
Write-downs	(11,155)	(15,099)	(2,608)
Recoveries of amounts previously charged off	8,117	—	—
Allowance for credit losses at end of year	$20,458	$25,226	$41,205

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

On June 19, 2024, the Board of Directors of LAMH approved to spin out certain U.S.-based laboratory and development operations into a separate, privately-held Delaware corporation, Helio Genomics, Inc., or Helio Genomics. The Company received 7.3 million shares of preferred stock of Helio Genomics in connection with this spin-out.

Post spin-out, Helio Genomics amended and restated its certificate of incorporation on July 25, 2024, which resulted in a change in stockholder’s rights where the Company no longer holds the right to redeem its preferred stock of Helio Genomics. As a result, the Company reclassified $0.4 million unrealized gain out of accumulated other comprehensive income (loss) to net income (loss) in the consolidated financial statements. The Company elected to record its preferred stock investment in Helio Genomics under the measurement alternative in accordance with ASC 321, defined as cost less impairment, adjusted for subsequent observable price changes and are periodically assessed for impairment when events or circumstances indicate that a decline in value may have occurred. As of July 25, 2024, the preferred stock investment carrying value of $9.9 million was recorded as other long-term assets in the Consolidated Balance Sheets. No impairment loss was recorded as of December 31, 2024.

Post spin-out, the Company retained the original right to redeem its LAMH preferred stock. As the preferred stock had the option to be redeemed, the investment was recorded as available-for-sale debt securities with changes in fair value recorded in other comprehensive income (loss). The Company considered a number of factors including, but not limited to: (i) the extent to which the fair value of the investment is less than its amortized cost; (ii) the financial condition and near-term prospects of the investee, and (iii) general market conditions. As a result, the Company recognized a $10.1 million credit loss during the year ended December 31, 2024, recorded as impairment of available-for-sale debt securities in the Consolidated Statements of Operations.

The roll-forward for the allowance for credit losses related to the available-for-sale debt securities is as follows:

	2024	2023	2022
	(in thousands)
Allowance for credit losses at beginning of year	$—	$—	$—
Current period provision	10,073	—	—
Write-downs	(10,073)	—	—
Allowance for credit losses at end of year	$—	$—	$—

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

Finite-Lived Intangible assets

Intangible assets, unless determined to be indefinite-lived, are amortized over their estimated useful lives. The Company amortizes intangible assets on a straight-line basis with definite lives generally over periods ranging from three to 14 years. See Note 17, Goodwill and Intangible Assets, for details of intangible assets.

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

The income-based fair value methodology is based on a reporting unit’s forecasted future cash flows that are discounted to the present value using the reporting unit’s weighted-average cost of capital, or WACC. Under the income-based approach, it requires management’s assumptions and judgments regarding economic conditions in the markets in which the company operates and conditions in the capital markets, many of which are outside of management’s control. The market-based fair value methodology looks at the guideline public company valuation method to determine the prices of comparable public companies and looks at merger and acquisition methods, similar businesses that were sold recently, to estimate the value of the reporting units. Under the market-based approach, judgment is required in evaluating market multiples and recent transactions.

The Company performed an annual goodwill and intangible asset impairment test on December 31, 2024, and elected to bypass the optional qualitative test and perform the quantitative assessments for its therapeutic development reporting units, which includes an indefinite-lived intangible asset.

Reagents and Supplies

The Company maintains reagents and other consumables primarily used in testing which are valued at the lower of cost or net realizable value. Cost is determined using actual costs on a first-in, first-out basis. The reagents and other consumables were included in other current assets in the accompanying Consolidated Balance Sheets.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, marketable securities, trade accounts receivable, restricted cash, a redeemable preferred stock investment, preferred stock investments, accounts payable, and accrued liabilities. The carrying amounts of certain of these financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities. Fair value of marketable securities, the redeemable preferred stock investment, and the preferred stock investments is disclosed in Note 4, Fair Value Measurements, to the accompanying consolidated financial statements.

Concentrations of Credit Risk, Customers and Suppliers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, trade accounts receivable, and marketable securities. As of December 31, 2024, substantially all of the Company’s cash and cash equivalents were deposited in accounts at financial institutions, and amounts may exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial strength of the depository institutions in which its cash and cash equivalents are held.

In certain periods, a small number of customers has accounted for a significant portion of the Company’s revenue. For the laboratory services segment, aggregating customers under common control, one customer comprised of $62.6 million or 22% of total revenue in the year ended December 31, 2024, and the same customer comprised of $35.7 million or 12% of total revenue in the year ended December 31, 2023. A different customer comprised of $115.6 million or 19% of total revenue in the year ended December 31, 2022. One customer comprised 15% of total accounts receivable, net, as of December 31, 2024, and the same customer comprised 13% of total accounts receivable, net, as of December 31, 2023. For the therapeutic development segment, the Company doesn't have customers or revenue as it does not have any commercialized or approved drug candidates.

The Company’s therapeutic development business relies on ANP Technologies, Inc. for certain laboratory services, equipment, tools, and drug intermediates in connection with research and development efforts. The Company also relies on a limited number of suppliers for certain laboratory substances used in the chemical reactions incorporated into its processes, referred to as reagents, as well as for the sequencers and various other equipment and materials it uses in its laboratory operations. In particular, the Company relies on a sole supplier for the next generation sequencers and associated reagents it uses to perform its genetic tests and as the sole provider of maintenance and repair services for these sequencers. The Company’s laboratory operations would be interrupted if it encountered delays or difficulties securing these reagents, sequencers, other equipment or materials or maintenance and repair services, which could occur for a variety of reasons, including if the Company needs a replacement or temporary substitute for any of its limited or sole suppliers and is not able to locate and make arrangements with an acceptable replacement or temporary substitute. The Company’s development efforts could also be delayed or interrupted if it is unable to procure items needed for its therapeutic development activities. The Company believes there are currently only a few other manufacturers that are capable of supplying and servicing some of the equipment and other materials necessary for its laboratory operations, including sequencers and various associated reagents.

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

The Company leased out space in buildings it owns to third-party tenants under noncancelable operating leases. The Company recognized lease payments as income over the lease terms on a straight-line basis and recognized variable lease payments as income in the period in which the changes in facts and circumstances on which the variable lease payments were based occurred. The net rental income was included in the other income, net, in the accompanying Consolidated Statements of Operations.

Software for Internal Use

The Company capitalizes certain costs incurred to purchase computer software for internal use. These costs include purchased software packages for Company use. Capitalized computer software costs are amortized over the estimated useful life of the computer software, which is generally one to 10 years. Internally developed software costs are capitalized after management has committed to funding the project, it is probable that the project will be completed and the software will be used for its intended function. Costs that do not meet that criteria and costs incurred on projects in the preliminary and post-implementation phases are expensed as incurred.

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

Revenue Recognition

The Company generates revenue from sales of its testing services. The Company currently receives payments from primarily three different customer types: insurance payors, institutional customers, including hospitals, medical institutions, other laboratories, governmental bodies, municipalities, and large corporations, and patients who pay directly.

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

Performance Obligations

Institutional and Patient Direct Pay

The Company’s institutional contracts for its testing services typically have a single performance obligation to deliver testing services to the ordering facility or patient. In arrangements with institutions, including hospitals, medical institutions, other laboratories, governmental bodies, municipalities, and large corporations, and patients who pay directly, the transaction price is stated within the contract and is therefore fixed consideration. For most of the Company’s testing, the Company identified the institutions, including hospitals, medical institutions, other laboratories, governmental bodies, municipalities, and large corporations, and patients as the customer in Step 1 and have determined a contract exists with those customers in Step 1. As these contracts typically have a single performance obligation, no allocation of the transaction price is required in Step 4. Control over testing services is transferred to the Company’s ordering facility at a point in time. Specifically, the Company determined the customer obtains control of the promised service upon delivery of test results.

The Company enters into contracts with research institutions to perform testing and research services. Revenue is recognized as each individual test is completed, as the Company has a right to payment upon completion of each test. While the contract represents a single performance obligation to provide testing and research services, the revenue is recognized as the individual tests are completed and the results are delivered to the customer. Each completed test is considered a measurable event that indicates the transfer of control to the customer, at which point revenue is recognized. The Company regularly reviews its contracts and recognizes revenue in accordance with the completion of each test, based on the right to payment and the transfer of control.

Insurance

The Company’s insurance contracts for testing services typically have a single performance obligation to deliver testing services to the ordering facility or patient. For most of the Company’s insurance revenue, the Company identified the patient as the customer in Step 1 and determined a contract exists with the patient in Step 1. In arrangements with insurance patients, the transaction price is typically stated within the contract, however, the Company may accept payments from insurance payors that are less than the contractually stated price, therefore estimation of the transaction price is considered variable consideration. In developing the estimate of variable consideration, the Company utilizes the expected value method under a portfolio approach. As these contracts typically have a single performance obligation, no allocation of the transaction price is required in Step 4. Control over testing services is transferred to the Company’s ordering parties at a point in time. Specifically, the Company determined the customer obtains control of the promised service upon delivery of the test results.

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

Significant Judgments and Contract Estimates

Accounting for insurance contracts includes estimation of the transaction price, defined as the amount the Company expects to be entitled to receive in exchange for providing the services under the contract. Due to the Company’s out-of-network status with various insurance payors, estimation of the transaction price represents variable consideration.

In the absence of Medicare coverage, contractually established reimbursement rates or other coverage, we have concluded that our contracts include variable consideration because the amounts paid by Medicare or commercial health insurance carriers may be paid at less than our standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration attributable to these price concessions measured at the expected value using the “most likely amount” method under ASC 606. The amounts are determined by the historical average collection rates by test type taking into consideration the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as the judgment and actions of insurance payors. Such variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. Variable consideration may be constrained and excluded from the transaction price in situations where there is no contractually agreed upon reimbursement coverage or in the absence of a predictable pattern and history of collectability with a payor.

The Company re-assesses its estimated transaction price at the end of each reporting period, including an assessment of whether the estimate variable consideration is constrained to the extent that is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. The Company records any necessary adjustments in the current period’s revenue. $1.8 million and $23.0 million variable consideration was recognized as additional revenue in the years ended December 31, 2024 and 2023, respectively, that related to collections for COVID-19 tests completed in the prior period.

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

Overhead Expenses

The Company allocates overhead expenses, such as facility, rent, and utilities, to cost of revenue and operating expense categories based on square footage. As a result, an overhead expense allocation is reflected in cost of revenue and each operating expense category.

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

General and Administrative Expenses

General and administrative expenses include executive, finance and accounting, legal, and human resources functions. These expenses consist of: personnel costs, including salaries, employee benefit costs, bonuses, and equity-based compensation expenses; audit and legal expenses; consulting costs and allocated overhead. The Company expenses all general and administrative expenses as incurred.

Restructuring Costs

Restructuring costs represent one-time employee termination benefits provided to employees associated with an acquired entity that were involuntarily terminated. A plan of termination was approved and authorized by management in the second quarter of 2022. The plan identified specific employees to be terminated and established terms of benefits those employees would receive upon termination. No additional costs are expected to be incurred under the plan of termination post 2022, and the full amount was paid off by August 2023.

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

The Company releases income tax effects from other comprehensive income (loss) under the portfolio method. In 2024, the Company reclassified certain investments out of the available-for-sale debt security category. This reclassification resulted in the removal of unrealized gains or losses previously recorded in other comprehensive income (loss). The tax effects of these adjustments have been recognized, as a benefit of $2.1 million, in net loss to avoid stranded tax effects in other comprehensive income (loss).

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

Foreign Currency Translation and Foreign Currency Transactions

The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation gain (loss) included in the accompanying Consolidated Statements of Comprehensive Income (Loss). The Company and its subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property and nonmonetary assets and liabilities at historical rates. Gains and losses from these measurements are included in other income, net, in the accompanying Consolidated Statements of Operations. Losses from foreign currency exchange were not significant in 2024, 2023, and 2022.

Comprehensive (Loss) Income

Comprehensive (loss) income is comprised of net (loss) income and other comprehensive (loss) income. Other comprehensive (loss) income consists of net unrealized gain or loss on available-for-sale debt securities, net of tax, and foreign currency translation adjustments from its subsidiaries not using the U.S. dollar as their functional currency. Reclassification from other comprehensive (loss) income to net loss, which includes reclassification of stranded tax effects, was $3.6 million in 2024. Reclassifications from other comprehensive income (loss) to net earnings were not significant in 2023 or 2022. The tax effects related to net unrealized gain or loss on available-for-sale debt securities were zero in 2024 and 2023, due to the valuation allowance in the current period that precludes the Company from recognizing the deferred tax benefit, and $7.2 million in 2022.

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

Disaggregation of Revenue

The Company classifies its customers into three payor types: (i) Institutional, including hospitals, medical institutions, other laboratories, governmental bodies, municipalities, and large corporations, (ii) Insurance, including claim reimbursement from HRSA for uninsured individuals, or (iii) Patients who pay directly, as the Company believes this best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. The following table summarizes revenue from contracts with customers by payor type for the years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Revenue by payor
Institutional	$154,733	$134,191	$239,961
Insurance	123,924	151,946	377,873
Patient	4,813	3,076	1,134
Total revenue	$283,470	$289,213	$618,968

The insurance revenue category above includes zero for the years ended December 31, 2024 and 2023, and $83.1 million for the year ended December 31, 2022 for services related to claims covered by the HRSA COVID-19 Uninsured Program.

During the years ended December 31, 2024 and 2023, the Company experienced a change in estimate related to variable consideration. $1.8 million and $23.0 million variable consideration were recognized in the years ended December 31, 2024 and 2023, respectively, related to COVID-19 test services completed in the prior periods due to collection efforts, which was included as revenue from insurance in the table above. The Company estimates variable consideration using the expected value method. Any changes in variable consideration estimates that affect transactions are accounted for on a cumulative catch-up basis.

Contract Balances

Receivables from contracts with customers - Receivables from contracts with customers are included within trade accounts receivable on the Consolidated Balance Sheets. Receivables from Insurance and Institutional customers represented 44% and 56%, respectively, as of December 31, 2024 and 39% and 61%, respectively, as of December 31, 2023.

Contracts assets and liabilities - Contract assets from contracts with customers associated with contract execution and certain costs to fulfill a contract are included in other current assets in the accompanying Consolidated Balance Sheets. Contract liabilities are recorded when the Company receives payment prior to completing its obligation to transfer goods or services to a customer. Contract liabilities are included in the Consolidated Balance Sheets. Revenues of $2.5 million, $2.2 million and $14.4 million for the years ended December 31, 2024, 2023, and 2022, respectively, related to contract liabilities at the beginning of the respective periods were recognized.

Transaction Price Allocated to Future Performance Obligations

ASC 606 issued by the Financial Accounting Standards Board, or FASB, requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2024. ASC 606 provides certain practical expedients that limit the requirement to disclose the aggregate amount of transaction price allocated to unsatisfied performance obligations.

The Company applied the practical expedient to not disclose the amount of transaction price allocated to unsatisfied performance obligations when the performance obligation is part of a contract that has an original expected duration of one year or less. The Company does not have material future obligations associated with its testing services that extend beyond one year.

Prior Period Reclassifications

Certain amounts reported in the prior periods have been reclassified to conform with the current period presentation. In the Consolidated Statements of Cash Flow, the Company has separated prepaid income taxes from its previous inclusion in other current and long-term assets and separated customer deposits, and contract liabilities from its previous inclusion in accrued liabilities and other liabilities. In the Consolidated Statements of Operations, the Company has also separated interest income, and interest expenses from its previous inclusion in other income, net.

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

Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segments. This update improves reportable segment disclosure requirements and requires enhanced disclosures related to significant segment expenses regularly provided to the CODM, the amount for other segment items with descriptions of the composition, segment profit or loss, and clarification on if the CODM uses more than one measurement of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. We adopted the guidance effective January 1, 2024 for annual reporting, and January 1, 2025 for interim reporting. Adoption of the guidance has affected the disclosures related to reportable segments, and have been applied retrospectively to all prior periods presented in the financial statements. For further information, refer to Note 7. Reportable Segment and Geographic Information for the presentation of the additional required disclosures.

Issued

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures. This update requires more detailed information on certain income tax disclosures including the income tax rate reconciliation and income taxes paid. Amendments in this update are effective for annual periods beginning December 15, 2024 for public entities, and early adoption is permitted. This update will result in enhanced income tax disclosures, and the Company does not expect any impact to income tax expense.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update requires disclosure in the notes to financial statements, of specified information about certain costs and expenses. Amendments in this update are effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impacts of this amendment on the consolidated financial statements and related disclosure.

The Company does not expect that any other recently issued accounting guidance will have a significant effect on its consolidated financial statements.

Note 3. Equity and Debt Securities

The Company’s equity and debt securities consisted of the following:

	December 31, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Equity securities
Long-term
Preferred stock of privately-held companies	$24,927	$—	$—	$24,927
Total equity securities	24,927	—	—	24,927
Available-for-sale debt securities
Short-term
U.S. government debt securities	75,054	136	(25)	75,165
U.S. agency debt securities	65,490	72	(23)	65,539
U.S. treasury bills	44,366	19	(2)	44,383
Corporate debt securities	19,177	12	(50)	19,139
Municipal bonds	3,719	1	(7)	3,713
Money market accounts	19,720	—	—	19,720
Less: Cash equivalents	(24,696)	(1)	—	(24,697)
Total debt securities due within 1 year	202,830	239	(107)	202,962
After 1 year through 5 years
U.S. government debt securities	379,060	565	(2,283)	377,342
U.S. agency debt securities	144,398	57	(1,507)	142,948
Corporate debt securities	47,801	114	(150)	47,765
Municipal bonds	1,820	2	(4)	1,818
Yankee debt securities	501	—	(23)	478
Total debt securities due after 1 year through 5 years	573,580	738	(3,967)	570,351
Total available-for-sale debt securities	776,410	977	(4,074)	773,313
Total equity and debt securities	$801,337	$977	$(4,074)	$798,240

	December 31, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Equity securities
Long-term
Preferred stock of privately-held company	$15,000	$—	$—	$15,000
Total equity securities	15,000	—	—	15,000
Available-for-sale debt securities
Short-term
U.S. government debt securities	119,739	8	(1,765)	117,982
U.S. agency debt securities	72,310	—	(1,414)	70,896
U.S. treasury bills	69,214	36	—	69,250
Corporate debt securities	63,810	—	(792)	63,018
Money market accounts	38,291	—	—	38,291
Municipal bonds	5,557	1	(23)	5,535
Less: Cash equivalents	(38,291)	—	—	(38,291)
Total debt securities due within 1 year	330,630	45	(3,994)	326,681
After 1 year through 5 years
U.S. government debt securities	247,104	1,262	(578)	247,788
U.S. agency debt securities	156,150	161	(490)	155,821
Corporate debt securities	12,885	—	(765)	12,120
Municipal bonds	6,337	2	(48)	6,291
Yankee debt securities	752	—	(60)	692
Redeemable preferred stock investment	20,000	438	—	20,438
Total debt securities due after 1 year through 5 years	443,228	1,863	(1,941)	443,150
After 5 years through 10 years
Municipal bonds	868	1	(10)	859
Total debt securities due after 5 years through 10 years	868	1	(10)	859
Total available-for-sale debt securities	774,726	1,909	(5,945)	770,690
Total equity and debt securities	$789,726	$1,909	$(5,945)	$785,690

Gross unrealized losses on the Company’s equity and debt securities were $4.1 million and $5.9 million as of December 31, 2024 and 2023, respectively. Proceeds from sale of available-for-sale securities were $104.3 million, $44.1 million, and $140.2 million in 2024, 2023, and 2022, respectively. Gross realized losses on the Company’s available-for-sale securities were $1.1 million, $0.6 million, and $1.4 million in 2024, 2023, and 2022, respectively, and the gross realized income was insignificant in 2024, 2023, and 2022. The cost of any marketable securities sold is based on the specific-identification method. The Company did not recognize any credit losses for its marketable available-for sale debt securities in 2024, 2023, and 2022.

See Note 2, Summary of Significant Accounting Policies, for the reclassification of available-for-sale securities to equity securities and a credit loss of $10.1 million recorded in 2024 related to Helio Health.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the three-tier fair value hierarchy:

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Equity securities, debt securities and cash equivalents
U.S. government debt securities	$452,507	$—	$452,507	$—
U.S. agency debt securities	208,487	—	208,487	—
Corporate debt securities	66,904	—	66,904	—
U.S. treasury bills	44,383	44,383	—	—
Preferred stock of privately-held companies	24,927	—	—	24,927
Money market accounts	19,720	19,720	—	—
Municipal bonds	5,531	—	5,531	—
Yankee debt securities	478	—	478	—
Total equity securities, debt securities and cash equivalents	$822,937	$64,103	$733,907	$24,927

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Equity securities, debt securities and cash equivalents
U.S. government debt securities	$365,770	$—	$365,770	$—
U.S. agency debt securities	226,717	—	226,717	—
Corporate debt securities	75,138	—	75,138	—
U.S. treasury bills	69,250	69,250	—	—
Money market accounts	38,291	38,291	—	—
Redeemable preferred stock investment	20,438	—	—	20,438
Preferred stock of privately-held company	15,000	—	—	15,000
Municipal bonds	12,685	—	12,685	—
Yankee debt securities	692	—	692	—
Total equity securities, debt securities and cash equivalents	$823,981	$107,541	$681,002	$35,438

The Company’s Level 1 assets include U.S. treasury bills and money market instruments and are valued based upon observable market prices. Level 2 assets consist of U.S. government and U.S. agency debt securities, municipal bonds, corporate debt securities and Yankee debt securities. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. As of December 31, 2024 and 2023, the Company had preferred stock of two privately held companies, which were included in other long-term assets in the accompanying Consolidated Balance Sheets that were measured using unobservable

(Level 3) inputs. For the value of the investments in private equity securities, the Company elected to measure them at cost minus impairment, as the preferred stock of the privately-held companies did not have a readily determinable fair value, and no impairment loss was recorded as of December 31, 2024. As of December 31, 2023, the Company also had redeemable preferred stock, and the fair value of redeemable preferred stock was based on valuation performed by a third-party valuation company utilizing the guideline public company method under market approach and the discounted cash flow method under income approach. The redeemable preferred stock has been fully impaired as of December 31, 2024, see Note 2, Summary of Significant Accounting Policies, for more details.

There were no transfers between fair value measurement levels in 2024, 2023, and 2022.

Note 5. Fixed Assets

Major classes of fixed assets consisted of the following:

	Useful Lives	December 31, 2024	December 31, 2023
		(in thousands)
Medical lab equipment	1 to 13 Years	$57,541	$56,025
Building improvements	6 months to 39 Years	27,924	7,748
Building	25 to 39 Years	21,689	9,781
Computer hardware	1 to 5 Years	7,328	6,805
Computer software	1 to 10 Years	7,214	7,982
Aircraft	7 Years	6,400	6,400
Furniture and fixtures	1 to 11 Years	4,109	3,860
Leasehold improvements	Shorter of lease term or estimated useful life	3,323	11,222
Land improvements	15 Years	904	904
Automobile	3 to 8 Years	581	445
General equipment	5 Years	108	115
Land		17,347	8,800
Assets not yet placed in service		2,792	15,010
Total		157,260	135,097
Less: Accumulated depreciation		(51,711)	(51,633)
Fixed assets, net		$105,549	$83,464

Depreciation expense on fixed assets totaled $16.4 million, $17.5 million and $25.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Note 6. Other Significant Balance Sheet Accounts

Other current assets consisted of the following:

	December 31, 2024	December 31, 2023
	(in thousands)
Reagents and supplies	$8,384	$5,827
Prepaid expenses	6,629	7,744
Marketable securities interest receivable	6,241	4,994
Prepaid income taxes	3,422	12,675
Other receivable	1,768	1,319
Total	$26,444	$32,559

Accrued liabilities consisted of the following:

	December 31, 2024	December 31, 2023
	(in thousands)
Payroll liabilities	$8,210	$5,741
Accrued bonus and commission	5,803	6,255
Vacation accrual	4,088	3,543
Operating lease liabilities - short term	1,443	3,957
Accrued legal liabilities	1,101	7,026
Other accrued liabilities	3,634	4,215
Total	$24,279	$30,737

Accrued legal liabilities as of December 31, 2024 included $1.0 million in connection with the SEC investigation as further described in Note 8, Debt, Commitments, and Contingencies. Accrued legal liabilities as of December 31, 2023 included a previously estimated $6.9 million in connection with the Company’s voluntary disclosure process, which was settled at approximately $3.0 million and paid in 2024. Other accrued liabilities included short-term finance lease liabilities, health insurance liabilities, and third-party billing services.

Other long-term liabilities consisted of the following:

	December 31, 2024	December 31, 2023
	(in thousands)
Operating lease liabilities, long term	$4,120	$7,147
Notes payable, long term	2,493	2,964
Other long-term liabilities	360	4,973
Total	$6,973	$15,084

Note 7. Reportable Segment and Geographic Information

The Company has two distinct reportable segments. The laboratory services operating segment offers technical laboratory and testing services and professional interpretation of laboratory results by licensed physicians who specialize in pathology and oncology. The therapeutic development operating segment is a pharmaceutical research and development entity.

The Company’s Chief Executive Officer serves as its Chief Operating Decision Maker, or CODM. The CODM oversees the Company’s operations and evaluates financial data for its two operating segments separately to make resource allocation decisions. The financial information regularly provided to the CODM includes various performance metrics by reporting segment, such as gross profit, operating income or loss, income or loss before income taxes, net income or loss from consolidated operations, and net income or loss attributable to Fulgent, all presented in accordance with U.S. GAAP. Additionally, the CODM receives these metrics on a non-GAAP basis, which excludes the impact of equity-based compensation expenses, goodwill impairment losses, amortization of intangible assets, and restructuring costs, if applicable. Although multiple financial metrics are provided, the CODM primarily relies on adjusted operating income or loss to evaluate segment performance and allocate resources. The balance sheet is presented on a consolidated basis, as the CODM does not use asset or liability information, including fixed assets, to assess segment performance. As a result, segment asset and liability details are not disclosed.

There is no inter-segment allocation of interest expense and income taxes. There is no inter-segment revenue and operating income or loss. The Company did not allocate income tax by segment. Information regarding the Company’s operations and assets for its reporting segments as well as geographic information are as follows, all dollars are in thousands:

	Laboratory Services	Therapeutic Development	Total
Fiscal year ended December 31, 2024
Revenue	$283,470	$—	$283,470
Less:
Adjusted cost of revenue	168,456	—	168,456
Adjusted research and development	18,213	15,632	33,845
Adjusted selling and marketing	32,339	—	32,339
Adjusted general and administrative	69,374	928	70,302
Total adjusted operating loss	$(4,912)	$(16,560)	$(21,472)

	Laboratory Services	Therapeutic Development	Total
Fiscal year ended December 31, 2023
Revenue	$289,213	$—	$289,213
Less:
Adjusted cost of revenue	175,008	—	175,008
Adjusted research and development	19,577	6,990	26,567
Adjusted selling and marketing	36,503	—	36,503
Adjusted general and administrative	74,982	681	75,663
Total adjusted operating loss	$(16,857)	$(7,671)	$(24,528)

	Laboratory Services	Therapeutic Development	Total
Fiscal year ended December 31, 2022
Revenue	$618,968	$—	$618,968
Less:
Adjusted cost of revenue	243,363	—	243,363
Adjusted research and development	17,715	746	18,461
Adjusted selling and marketing	34,545	—	34,545
Adjusted general and administrative	101,890	70	101,960
Total adjusted operating income (loss)	$221,455	$(816)	$220,639

	Year Ended December 31,
	2024	2023	2022
Reconciliation of “adjusted operating (loss) income” to “(loss) income before income taxes”
Adjusted operating (loss) income	$(21,472)	$(24,528)	$220,639
Less (add):
Equity-based compensation	44,481	42,922	32,640
Amortization of intangible assets	7,965	7,845	6,497
Goodwill impairment loss	—	120,234	—
Restructuring costs	—	—	2,975
Interest income	(31,304)	(21,612)	(5,624)
Interest expense	(170)	488	1,013
Impairment of available-for-sale debt securities	10,073	—	—
Other income, net	(561)	(320)	(887)
Total (loss) income before income taxes	$(51,956)	$(174,085)	$184,025

Significant items by segment excluded from the adjusted operating (loss) income:

	Year Ended December 31,
	2024	2023	2022
Equity-based compensation
Laboratory services	$36,951	$35,649	$32,640
Therapeutic development	7,530	7,273	—
Total	$44,481	$42,922	$32,640

Revenue by segment:

	Year Ended December 31,
	2024	2023	2022
Revenue
Laboratory services:
Precision diagnostics	$167,745	$131,990	$93,685
Anatomic pathology	97,080	104,655	74,799
BioPharma services	16,338	25,416	12,977
COVID-19	2,307	27,152	437,507
Total laboratory services	283,470	289,213	618,968
Therapeutic development	—	—	—
Total	$283,470	$289,213	$618,968

Depreciation and amortization by segment:

	Year Ended December 31,
	2024	2023	2022
Depreciation and amortization
Laboratory services	$24,240	$25,453	$32,557
Therapeutic development	688	690	105
Total	$24,928	$26,143	$32,662

Interest income and expense by segment:

	Year Ended December 31,
	2024	2023	2022
Interest income and expense
Laboratory services
Interest income	$31,304	$21,612	$5,624
Interest expense	170	(488)	(1,013)
Therapeutic development
Interest income	—	—	—
Interest expense	—	—	—
Total	$31,474	$21,124	$4,611

Total assets by segment:

	December 31, 2024	December 31, 2023	December 31, 2022
Assets
Laboratory services	$1,131,117	$1,146,192	$1,292,821
Therapeutic development	88,847	89,136	93,232
Total	$1,219,964	$1,235,328	$1,386,053

Geographic distribution of revenue:

	Year Ended December 31,
	2024	2023	2022
Revenue
United States	$259,132	$268,977	$603,148
Foreign
China	12,638	11,446	8,939
Other countries	11,700	8,790	6,881
Total foreign	24,338	20,236	15,820
Total	$283,470	$289,213	$618,968

Geographic distribution of property, plant and equipment, net:

	December 31, 2024	December 31, 2023	December 31, 2022
Fixed assets
United States	$98,992	$77,938	$72,617
Foreign
China	4,616	5,526	8,736
Other countries	1,941	—	—
Total foreign	6,557	5,526	8,736
Total	$105,549	$83,464	$81,353

Note 8. Debt, Commitments and Contingencies

Debt

Notes payable as of December 31, 2024, consisted of $2.9 million of notes payable related to an installment sale contract the Company entered in February 2022 for a building. The notes payable related to the installment sale are due in February 2030, and the interest rate is 1.08%. The current portion and noncurrent portion are $0.4 million and $2.5 million, respectively, and the noncurrent portion is included in the other long-term liabilities in the accompanying Consolidated Balance Sheets. The Company also had notes payable to Xilong Scientific Co., which were paid off in 2024, and had an interest rate of 4.97%. The interest expenses in 2024 and 2023 were not significant, and was $0.3 million in 2022.

Operating and Finance Leases

See Note 9, Leases, for further information.

Purchase Obligations

The Company entered certain purchase commitments with its vendors, which primarily consist of services, reagent and supplies, computer software, and medical lab equipment. As of December 31, 2024, the Company had purchase obligations of $40.6 million, of which $31.6 million is payable within 12 months, and the remainder, $9.0 million, is payable within the next five years.

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

Similar to other laboratories in the industry, the Company is currently being audited by the U.S. Health Resources and Services Administration, or HRSA, with respect to its reimbursement for COVID-19 tests furnished to patients believed to be uninsured. The Company recorded approximately $548.9 million of reimbursements from HRSA under the Uninsured Program during the years ended December 31, 2022, 2021, and 2020. There is uncertainty with respect to the methodology HRSA will use in its audit and whether and how HRSA will extrapolate audit results. The Company is working with HRSA’s auditors to resolve any issues related to its audit, including any reimbursed amounts that may need to be returned to HRSA. The Company has also received a CID issued by the DOJ pursuant to the False Claims Act related to the DOJ’s investigation as to whether the Company submitted or caused to be submitted false claims to the Uninsured Program.

The Company is fully cooperating with the DOJ in connection with the CIDs that it has received, and in connection with the HRSA audit. The Company cannot currently predict when these CIDs and HRSA audit matters will be resolved, the reasonable or likely outcome of these matters, or their potential impact, which may materially and adversely affect the Company’s business, prospects, and financial condition. These matters are not formal claims, and discussions and investigations remain ongoing. As such, the Company cannot reasonably estimate the loss or range of loss, if any, that may result from any material government investigations, audits, and reviews in which it is currently involved, given the inherent difficulty in predicting regulatory action, fines and penalties, if any, and the various remedies and levels of judicial review available to the Company in the event of an adverse finding. As a result, the Company has not recorded any liability related to these CIDs or audit matters.

In addition, and as previously disclosed, the SEC is conducting a non-public formal investigation, which relates to (i) the matters raised in the requests for the CID regarding allegations of medically unnecessary laboratory testing, improper billing for laboratory testing, and remuneration received or provided in violation of the Anti-Kickback Statute and the Stark Law and (ii) the Company’s Exchange Act reports filed for 2018 through 2020. On May 6, 2024, the SEC staff advised the Company that the SEC staff made a preliminary determination to recommend that the SEC file an enforcement action against the Company based on a corporate negligence theory, which, if authorized, would allege violations of Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Rules 13a-1, 13a-13, and 12b-20 thereunder. The Company has fully cooperated with the SEC and its requests, and the SEC are continuing to communicate regarding this matter. While the Company does not believe that any enforcement recommendation is warranted and denies all liability, the Company has recorded a $1.0 million potential liability with respect to this matter. While the Company believes this amount is a reasonable and probable estimate, the actual amount of liability, if any, may be materially higher than this estimate, as discussions are ongoing, and there is no formal settlement or final resolution of this matter at this time.

In relation to a recent advisory opinion issued by the Office of Inspector General of the Department of Health and Human Services, or the OIG, the Company’s subsidiary, Symphony Buyer, Inc., or Inform Diagnostics, initiated a voluntary disclosure process with the appropriate government contact. The Company had previously estimated and recorded $6.9 million as a liability in its financial statements in connection with this voluntary disclosure. In December 2024, the Company entered into a settlement agreement with the DOJ pursuant to which it agreed to pay and paid $3.0 million in resolution of the matters directly related to this voluntary disclosure.

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

The Company’s headquarters are located in El Monte, California, which is comprised of various corporate offices and a laboratory certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, accredited by the College of American Pathologists, or CAP, and licensed by the State of California Department of Public Health. Other CLIA-certified laboratories are located in Coppell, Texas; Needham, Massachusetts; Phoenix, Arizona; Alpharetta, Georgia. The Company is also in the process of obtaining NATA accreditation in Dulwich, Australia.

The operating and finance lease right-of-use asset, short-term lease liabilities, and long-term lease liabilities as of December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
	(in thousands)
Operating lease ROU asset, net	$5,395	$10,838
Operating lease liabilities, short term	$1,443	$3,957
Operating lease liabilities, long term	$4,120	$7,147
Finance lease ROU asset, net	$771	$1,316
Finance lease liabilities, short term	$398	$544
Finance lease liabilities, long term	$360	$760

The following was operating and finance lease expense:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Operating lease cost	$4,176	$6,875	$5,429
Finance lease cost:
Amortization of ROU assets	539	758	683
Interest on lease liabilities	39	80	95
Short-term lease cost	1,346	1,758	1,528
Total lease cost	$6,100	$9,471	$7,735

Supplemental information related to leases was the following:

December 31, 2024
Weighted-average remaining lease term, operating leases	5.95 years
Weighted-average discount rate, operating leases	5.27%
Weighted-average remaining lease term, finance lease	1.90 years
Weighted-average discount rate, finance lease	3.39%

The following is a maturity analysis of operating and finance lease liabilities using undiscounted cash flows on an annual basis with renewal periods included:

	Operating Leases	Finance Lease
	(in thousands)
Year ending December 31,
2025	$1,707	$417
2026	1,117	366
2027	1,011	—
2028	484	—
2029	500	—
Thereafter	1,832	—
Total lease payments	6,651	783
Less imputed interest	(1,088)	(25)
Total	$5,563	$758

Lessor

The Company previously leased out space in buildings it owns to third-party tenants under noncancelable operating leases. As of December 31, 2024, there were no noncancelable operating leases remaining. Lease income primarily represents fixed lease payments from tenants recognized on a straight-line basis over the application lease term. Variable lease income represents tenant payments for real estate taxes, insurance and maintenance.

The lease income was included in other income, net, in the accompanying Consolidated Statements of Operations. An insignificant amount was recognized in the year ended December 31, 2024. For years ended December 31, 2023 and 2022, $0.2 million and $0.3 million were recognized, respectively. There are no future fixed lease payments from tenants expected, as there were no remaining noncancelable operating leases as of December 31, 2024.

Note 10. Equity-Based Compensation

The Company has included equity-based compensation expense as part of cost of revenue and operating expenses in the accompanying Consolidated Statements of Operations as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cost of revenue	$7,799	$9,749	$8,704
Research and development	14,971	14,873	10,449
Selling and marketing	3,907	4,964	4,373
General and administrative	17,804	13,336	9,114
Total	$44,481	$42,922	$32,640

The actual tax (expense) benefit realized from tax deductions related to awards vested or exercised were ($3.4) million, ($2.7) million and $2.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Award Activity

Option Awards

The following table summarizes activity for options to acquire shares of the Company’s common stock in the years ended December 31, 2024, 2023, and 2022:

	Number of Shares Subject to Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balance at December 31, 2021	216	$3.42		4.6	$20,965
Granted	10	$59.54	$44.56
Exercised	(5)	$7.16	$7.41
Canceled	(9)	$43.30	$33.53
Balance at December 31, 2022	212	$4.21		3.7	$5,420
Granted	20	$33.14	$24.85
Exercised	(9)	$0.38	$10.76
Canceled	—	$—	$—
Balance at December 31, 2023	223	$6.96		3.3	$4,906
Granted	5	$22.50	$16.42
Exercised	(133)	$0.38	$2.58
Canceled	—	$—	$—
Balance at December 31, 2024	95	$17.07		4.7	$134
Exercisable as of December 31, 2024	74	$11.51		3.7

(1)
Aggregate intrinsic value is calculated as the difference between (i) the exercise price of options and (ii) the market value of the Company’s common stock as of the applicable date.

The total fair value of options that vested during the years ended December 31, 2024, 2023, and 2022 was $0.3 million, $0.2 million and $0.1 million, respectively. As of December 31, 2024, the remaining unrecognized compensation expense related to all outstanding option awards was $0.5 million and is expected to be recognized over a weighted-average period of 2.2 years.

RSU Awards

RSUs are awards that entitle the holder to receive shares of the Company’s common stock upon satisfaction of vesting conditions. Each RSU represents the contingent right to receive one share of the Company’s common stock upon vesting and settlement.

The following table summarizes activity for RSUs relating to shares of the Company’s common stock in the years ended December 31, 2024, 2023, and 2022:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
Balance at December 31, 2021	1,619	$40.74
Granted	1,895	$49.98
Vested and settled	(699)	$34.01
Forfeited	(184)	$61.11
Balance at December 31, 2022	2,631	$47.76
Granted	853	$34.38
Vested and settled	(1,066)	$43.84
Forfeited	(208)	$54.72
Balance at December 31, 2023	2,210	$43.84
Granted	1,142	$23.47
Vested and settled	(1,004)	$43.66
Forfeited	(142)	$37.39
Balance at December 31, 2024	2,206	$33.85

The RSU awards granted in the years ended December 31, 2024, 2023, and 2022 will result in aggregate equity-based compensation expense of $26.9 million, $29.3 million and $94.8 million, respectively, to be recognized over the vesting periods from the grant date of each award granted in the period. As of December 31, 2024, the remaining unrecognized compensation expense related to all outstanding RSU awards was $64.4 million and is expected to be recognized over a weighted-average period of 2.2 years.

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

Awards to Employees

The table below sets forth the weighted-average assumptions used in the Black-Scholes option-pricing model to estimate the fair value of options to acquire shares of the Company’s common stock granted to employees during the years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31,
	2024	2023	2022
Expected term (in years)	6.1	6.1	6.1
Risk-free interest rates	4.3%	3.8%	2.6%
Dividend yield	—	—	—
Expected volatility	82.2%	87.3%	88.7%

Determination of Fair Value on Grant Dates

The fair value of the shares of the Company’s common stock underlying option and RSU awards is determined by the Company’s board of directors or the compensation committee thereof based on the closing sales price of the Company’s common stock on the date of grant as reported by the Nasdaq Global Market.

Note 11. Income Taxes

(Benefit from) provision for income taxes consists of United States federal and state income taxes. A deferred tax liability is recognized for all taxable temporary differences, and a deferred tax asset is recognized for all deductible temporary differences, operating losses and tax credit carryforwards. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The following table summarizes income (loss) before income taxes:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
U.S. (loss) income before income taxes	$(46,813)	$(147,464)	$189,406
Foreign loss before income taxes	(5,143)	(26,621)	(5,381)
(Loss) income before income taxes	$(51,956)	$(174,085)	$184,025

(Benefit from) provision for income taxes consisted of the following:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Current
Federal	$(2,441)	$(5,590)	$31,140
State	(2,107)	(4,722)	19,242
Foreign	148	—	—
Total Current	(4,400)	(10,312)	50,382
Deferred
Federal	(10,313)	(12,771)	(3,763)
State	(734)	4,100	(4,517)
Foreign	602	(188)	224
Change in valuation allowance	6,709	20,325	(224)
Total Deferred	(3,736)	11,466	(8,280)
Total (benefit from) provision for income taxes	$(8,136)	$1,154	$42,102

Reconciliation of the difference between the federal statutory income tax rate and the effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Tax provision at federal statutory rate	21.00%	21.00%	21.00%
State taxes	-1.70%	0.22%	9.03%
Equity-based compensation	-6.79%	-1.65%	-1.12%
Nondeductible compensation - 162(m)	-2.10%	-0.55%	0.00%
Goodwill impairment	0.00%	-10.62%	0.00%
Amended state tax refunds	8.29%	0.00%	0.00%
Federal return to provision	-2.07%	-0.21%	-3.92%
State return to provision	-0.78%	3.41%	-2.02%
Other permanent differences	1.83%	-1.15%	1.33%
Uncertain tax positions	-1.14%	0.18%	0.92%
Research & development credit	6.95%	3.19%	-2.98%
IRA tax credit	4.82%	0.00%	0.00%
Foreign tax rate differential	-1.68%	-2.42%	0.00%
Stranded tax effect	4.25%	0.00%	0.00%
Foreign NOL carryforward	-1.19%	0.11%	-0.12%
Other	-0.29%	0.00%	0.46%
Change in valuation allowance	-13.29%	-12.20%	0.12%
Effective tax rate	16.11%	-0.69%	22.70%

The following table summarizes the elements of the deferred tax assets (liabilities). Net deferred tax assets are included in other long-term assets in the Consolidated Balance Sheets.

	As of December 31,
	2024	2023
	(in thousands)
Deferred tax assets
Accrued vacation and other accrued expenses	$1,775	$807
Provision for credit losses	2,990	818
Net operating losses	11,875	17,496
Equity-based compensation	2,022	906
State income taxes	284	211
Excess tax basis in FF Gene Biotech net assets	1,527	2,256
Lease liability	789	2,345
Unrealized gain/loss on available-for-sale debt securities	757	406
Research and development credits	2,762	1,258
Section 174 research & experimental expenditures	25,626	18,606
Equity loss in investment	2,965	503
Other	74	107
Gross deferred tax assets	53,446	45,719
Less: Valuation allowance	(22,702)	(15,900)
Net deferred tax assets	30,744	29,819
Deferred tax liabilities
Intangible assets	29,540	30,558
Depreciation	6,198	3,901
Right of use asset	767	2,299
Other	609	1,023
Total deferred tax liabilities	37,114	37,781
Net deferred tax liabilities	$(6,370)	$(7,962)

As of December 31, 2024, the Company has $31.5 million estimated federal net operating loss, or NOL, carryforwards and estimated state NOL carryforwards of $82.6 million. The Company’s state NOLs are scheduled to begin expiring in 2025. The

Company also has foreign NOL carryforwards of $11.0 million which are scheduled to expire from 2025 through 2029. Utilization of our net operating loss carryforwards may be subject to annual limitations due to ownership changes as imposed by the Internal Revenue Code and similar state provisions.

ASC 740-10-30-5 requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred income tax assets will not be realized. The Company has evaluated the realizability of its deferred tax assets and has concluded that it is more likely than not that the Company may not realize the benefit of certain deferred tax assets and, accordingly, has established a full valuation allowance of $22.7 million on its deferred tax assets as of December 31, 2024. The Company maintained a full valuation allowance of $15.9 million on its deferred tax assets as of December 31, 2023. The increase in the valuation allowance of $6.8 million for the year ended December 31, 2024 was primarily due to the increase in capitalized Section 174 expenditures.

The Organization for Economic Cooperation and Development (OECD) has enacted model rules for a new global minimum tax framework (“BEPS Pillar II”). Various jurisdictions have enacted, or are in the process of enacting, legislation on these rules. We are closely monitoring developments and are currently evaluating the potential impact in each jurisdiction in which we operate.

Uncertain Tax Positions

The Company is subject to income taxation by the United States government and certain states in which the Company’s activities give rise to an income tax filing requirement. The Company does not have any significant income tax filing requirements in any foreign jurisdiction. The Company’s tax returns are subject to statutes of limitations that vary by jurisdiction. As of December 31, 2024, the Company remains subject to income tax examinations in the United States, and various states for tax years 2020 through 2024. However, due to the Company’s NOL carryforwards in various jurisdictions, tax authorities have the ability to adjust carryforwards related to closed years until the statute expires on the year(s) in which the NOL carryforwards are utilized.

The Company is under examination by certain tax authorities for the 2020 and 2021 tax years. While the timing of the conclusion of the examination is uncertain, the Company believes that adequate amounts have been reserved for adjustments that may result.

A reconciliation of the Company’s gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Balance at beginning of year	$5,833	$9,742	$710
Increases to prior year positions	(2,692)	(3,845)	2,843
Increases for current year positions	1,035	(64)	6,189
Balance at end of year	$4,176	$5,833	$9,742

As of December 31, 2024, the Company has $4.2 million of gross unrecognized tax benefits, of which, $2.5 million of unrecognized tax benefits would affect the effective tax rate if recognized. The Company has accrued $0.4 million and $0.1 million for interest at December 31, 2024 and 2023, respectively. Although it is possible that the amount of unrecognized benefits with respect to our uncertain tax positions will increase or decrease in the next 12 months, the Company does not expect material changes.

While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company’s accrued positions. Accordingly, additional provisions on federal, state and foreign tax-related matters could be recorded in future periods as revised estimates are settled or otherwise resolved.

The Company received $40.0 million, $12.5 million, and $0.3 million in income tax refunds in 2024, 2023, and 2022, respectively. The income tax refunds received, which were due to overpayment in prior years, were not netted in the income tax paid amounts included in the supplemental disclosure in the accompanying Consolidated Statements of Cash Flows.

In 2024, the Company purchased $27.1 million worth of Investment Tax Credits, or ITCs, under the transferability provisions of the Inflation Reduction Act of 2022 for $24.6 million in cash. The $2.5 million difference between the purchase price and the face value of the credits has been recorded as an increase to the Company’s income tax benefit for the period. The $24.6 million cash payment was included in the income tax paid amounts included in the supplemental disclosure in the accompanying Consolidated Statements of Cash Flows. The Company has utilized $0.4 million of the acquired credits on its 2023 tax return and carried back the remainder of $26.7 million to its 2020 tax year and filed a request for a refund. The Company has received the full amount of $26.7 million of ITCs that were carried back to the 2020 tax year in cash in 2024.

Note 12. Income (Loss) per Share

The following is a reconciliation of the basic and diluted income (loss) per share computations:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net (loss) income attributable to Fulgent	$(42,708)	$(167,825)	$143,403

Weighted-average common shares - outstanding, basic	30,235	29,784	30,097
Weighted-average effect of dilutive securities:
Stock options	—	—	199
Restricted stock units	—	—	613
Contingently issuable shares	—	—	55
Weighted-average common shares - outstanding, diluted	30,235	29,784	30,964

(Loss) income per share:
Basic	$(1.41)	$(5.63)	$4.76
Diluted	$(1.41)	$(5.63)	$4.63

The following securities have been excluded from the calculation of diluted income (loss) per share because their effect would have been anti-dilutive:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Stock options	95	224	10
Restricted stock units	2,206	2,210	728
Contingently issuable shares	—	186	—

The anti-dilutive shares described above were calculated using the treasury stock method. In the years ended December 31, 2024 and 2023, the Company had outstanding stock options and restricted stock units that were excluded from the weighted-average share calculation for continuing operations due to the Company’s net loss positions. In the year ended December 31, 2023, the Company also had contingently issuable shares for shares held back in connection with the business combination of Fulgent Pharma, or Pharma Hold Back Shares. In May 2024, the Company released the remaining Pharma Hold Back Shares such that no shares remain contingently issuable in connection with the business combination of Fulgent Pharma.

Note 13. Retirement Plans

The Company offers a 401(k) retirement savings plan, or the 401 (k) Plan, for its employees, including its executive officers, who satisfy certain eligibility requirements. The Internal Revenue Code of 1986, as amended, allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) Plan. The Company matches contributions to the 401(k) Plan based on the amount of salary deferral contributions the participant makes to the 401(k) Plan. The Company will match up to 4% of an employee’s compensation that the employee contributes to their 401(k) Plan account. Total Company matching contributions to the 401(k) Plan were $3.8 million, $3.2 million and $2.5 million in the years ended December 31, 2024, 2023, and 2022, respectively.

Note 14. Related Party

Linda Marsh, who is a member of the Company’s board of directors, is currently the Senior Executive Vice President of AHMC Healthcare Inc., or AHMC. The Company performs genetic testing and other testing services, on an arms-length basis, for AHMC, and the Company recognized an insignificant amount, $0.1 million and $1.5 million in revenue in the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024 and 2023, insignificant amounts were owed to the Company by AHMC, which is included in trade accounts receivable, net, in the accompanying Consolidated Balance Sheets, in connection with this relationship.

Ming Hsieh, is the owner of PTJ Associates Inc., or PTJ. PTJ provides flight services to the Company on an arms-length basis. In the years ended December 31, 2024, 2023, and 2022 the Company incurred zero, zero and $0.2 million, respectively, in expenses for flights between California and Texas to transport employees and supplies. As of December 31, 2024 and 2023, no amount was owed to PTJ by the Company.

Ming Hsieh is also on the board of directors and an approximately 20% owner of ANP Technologies, Inc., or ANP, from which the Company entered into certain drug-related licensing and development service agreements. The President and Chief Scientific Officer of Fulgent Pharma, Ray Yin, is the Founder, President, and Chief Technology Officer of ANP. The Company incurred $2.1 million, $2.4 million and $1.2 million, in expenses in the years ended December 31, 2024, 2023, and 2022, respectively, related to the licensing and development services and purchase of equipment. As of December 31, 2024 and 2023, $0.2 million and zero, respectively, were owed to ANP by the Company in connection with these relationships. The Company also entered into an employee service agreement with ANP in April 2023, $0.1 million was recognized in revenue in each of the years ended December 31, 2024 and 2023, and insignificant amounts were owed by ANP in connection with the employee service agreement as of December 31, 2024 and 2023, respectively.

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

The goodwill of $71.8 million arising from the acquisition is attributed to the expected synergies, assembled workforce, other benefits that will be potentially generated from the combination and deferred tax. The goodwill recognized is not deductible for tax purposes. The goodwill was subsequently fully impaired in December 2023. Refer to Note 17. Goodwill and Intangible Assets for more information.

The identifiable intangible assets acquired consisted of $54.0 million customer relationships with an estimated amortization life of 14 years, $2.7 million trade name with an estimated amortization life of seven years, and $0.4 million in-place lease intangible asset to be amortized over the remaining lease term of five years.

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

The transaction costs associated with the acquisition of Inform Diagnostics consisted primarily of legal, regulatory and financial advisory fees of approximately $6.6 million for the year ended December 31, 2022. These transaction costs were expensed as incurred as general and administrative expense in the respective period.

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

Other adjustments to the net income attributable to Fulgent were $0.8 million for the year ended December 31, 2022. Other adjustments to revenue were $1.0 million for or the year ended December 31, 2022.

Year Ended December 31, 2022
Revenue	$659,386
Net income attributable to Fulgent	$140,288
Basic earnings per common share attributable to Fulgent	$4.66
Diluted earnings per common share attributable to Fulgent	$4.53

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

The goodwill of $22.1 million arising from the acquisition is attributed to Fulgent Pharma’s rights to intellectual property, expected synergies, assembled workforce, and other benefits that will potentially be generated from the combination and deferred tax. The goodwill recognized is not deductible for tax purposes.

The identified intangible assets acquired consisted of $64.6 million in IPR&D. Fulgent Pharma has developed a novel nanoencapsulation and targeted therapy platform, which is designed to improve the therapeutic window and pharmacokinetic profile of new and existing cancer drugs. The lead drug candidate, FID-007, is currently being investigated in the United States to treat patients diagnosed with various cancers including H&N, ampullary, and pancreatic cancer. The Company has released preliminary data and completed enrollment for a Phase 1/1b dose escalation/expansion clinical trial for evaluation of FID-007 in treating patients diagnosed with advanced solid tumors. In this trial and to date, the Company has observed FID-007 to have a manageable safety profile and observed preliminary evidence of anti-tumor activity in heavily pre-treated patients across various tumor types. The fair value of the IPR&D was estimated using MPEEM. The method involves forecasting after-tax operating income from existing clients, subtracting the portions attributable to a contributory asset, and discounting the remaining earnings to present value. The useful life of IPR&D is indefinite.

Revenue and operating loss from the Fulgent Pharma acquisition since the acquisition date are zero and $0.8 million, respectively, which are included in the accompanying Consolidated Statements of Operations, for the year ended December 31, 2022.

The transaction costs associated with the acquisition of Fulgent Pharma consisted primarily of legal, regulatory and financial advisory fees of approximately $1.4 million for the year ended December 31, 2022. These transaction costs were expensed as incurred as general and administrative expense in the respective period.

The $5.0 million restricted cash received represents cash consideration payable pursuant to the share transfer agreement Fulgent Pharma entered prior to Fulgent Pharma acquisition date. The cash consideration was not paid as of Fulgent Pharma acquisition date and was included in noncurrent or non-operating liabilities in above table, and the cash consideration was subsequently paid in 2023.

Note 16. Stock Repurchase Program

In March 2022, the Company’s Board authorized a $250.0 million stock repurchase program. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions. The stock repurchase program has no expiration from the date of authorization. During the year ended December 31, 2024, the Company repurchased 10,000 shares of its common stock at an aggregate cost of $0.2 million under the stock repurchase program. During the year ended December 31, 2023, the Company repurchased 1.0 million shares of its common stock at an aggregate cost of $25.1 million under the stock repurchase program. During the year ended December 31, 2022, the Company repurchased 1.8 million shares of its common stock at an aggregate cost of $74.3 million under the stock repurchase program. As of December 31, 2024, a total of approximately $150.5 million remained available for future repurchases of its common stock under the stock repurchase program.

Note 17. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill, net of impairment, by reporting unit for the years ended December 31, 2024 and 2023 are as follows:

	Laboratory Services		Therapeutic Development
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
	(in thousands)
Balance at beginning of year	$—	$120,972	$22,055	$22,055
Impairment	—	(120,234)	—	—
Foreign currency impact	—	(738)	—	—
Balance at the end of year	$—	$—	$22,055	$22,055

The Company has identified its laboratory services business and its therapeutic development business as its two operating segments, and the Company determined that the operating segments represented the two reporting units. The Company tests for goodwill impairment at the reporting unit level on December 31st of each year and more frequently if events or circumstances indicate a potential impairment.

Laboratory Services

In 2023, the Company witnessed a continued decline in its share price and market capitalization which prompted a quantitative impairment analysis as of December 31, 2023, which led to the full impairment of the laboratory services goodwill.

Therapeutic Development

As of December 31, 2024, the Company performed an updated valuation for the fair values of its therapeutic development reporting unit and IPR&D due to significant developments in its clinical pipeline. FID-007 was previously in clinical Phase 1/1b as of the prior reporting period. The Company has released preliminary results for a Phase 1/1b clinical trial of FID-007 in patients diagnosed with advanced solid tumors and has begun enrollment of a Phase 2 clinical trial evaluating FID-007 in patients diagnosed with recurrent or metastatic H&N squamous cell carcinoma. The Company has also received clearance from the FDA to commence a Phase 1/1b clinical trial evaluating FID-022, a candidate using the same nano-drug delivery platform, in patients diagnosed with certain cancers. These advancements led to a revised assessment of the probability of success for each molecule, and resulted in an increase to estimated revenue projections.

The fair value of the Company’s therapeutic development reporting unit was calculated using the income approach weighted at 100% with a WACC of 36%. The fair value of the IPR&D was appraised using the income approach known as multi-period excess earnings method with a WACC of 36%.

Due to these changes, the fair values of the Company’s therapeutic development reporting unit and IPR&D increased significantly, and are now substantially higher than the carrying value recorded. The fair value of this reporting unit was $201.4 million and exceeded the carrying value of $54.8 million by approximately 268%, and the fair value of IPR&D was $202.7 million and exceeded the carrying value of $64.6 million by approximately 214%.

There can be no assurance that the estimates and assumptions management made for the purposes of the goodwill or IPR&D impairment analysis will prove to be accurate predictions of future performance. It is possible that the conclusions regarding impairment or recoverability of goodwill or intangible assets could change in future periods. Management will continue to monitor the therapeutic development reporting unit. For all IPR&D projects, there are major risks and uncertainties associated with the timely and successful completion of development and commercialization of these drug candidates, including the ability to confirm their efficacy based on data from clinical trials, the ability to obtain necessary regulatory approvals, and the ability to successfully complete these tasks within budgeted costs. The Company is not able to market a human therapeutic without obtaining regulatory approvals, and such approvals require completing clinical trials that demonstrate a drug candidate is safe and effective. In addition, the availability and extent of coverage and reimbursement from insurance payors, including government healthcare programs and private insurance plans, impact the revenues a product can generate. Consequently, the eventual realized value, if any, of these acquired IPR&D projects may vary from their estimated fair values.

Summaries of intangible assets balances as of December 31, 2024 and 2023 were as follows:

	Weighted-Average Amortization Period	December 31, 2024	December 31, 2023
		(in thousands)
Laboratory Services
Customer Relationships	13 Years	$83,088	$83,119
Less: accumulated amortization		(19,079)	(12,586)
Customer relationships, net		64,009	70,533

Royalty-free technology	10 Years	5,069	5,211
Less: accumulated amortization		(1,859)	(1,390)
Royalty-free technology, net		3,210	3,821

Trade name	8 Years	3,790	3,790
Less: accumulated amortization		(1,401)	(906)
Trade name, net		2,389	2,884

Laboratory information system platform	5 Years	1,860	1,860
Less: accumulated amortization		(1,271)	(899)
Laboratory information system platform, net		589	961

In-place lease intangible assets	5 Years	360	360
Less: accumulated amortization		(186)	(116)
In-place lease intangible assets, net		174	244

Purchased patent	10 Years	27	28
Less: accumulated amortization		(10)	(8)
Purchased patent, net		17	20
Total		70,388	78,463

Therapeutic Development
In-process research & development	n/a	64,590	64,590
Total		64,590	64,590
Total intangible assets, net		$134,978	$143,053

Acquisition-related intangibles included in the above tables are generally finite-lived and are carried at cost less accumulated amortization, except for IPR&D, which is related to the acquisition of Fulgent Pharma in 2022 and has an indefinite life until research and development efforts are completed or abandoned. All other finite-lived acquisition-related intangibles related to the business combinations are amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized.

Amortization of intangible assets was $8.0 million, $7.8 million and $6.5 million in 2024, 2023, and 2022, respectively.

Based on the carrying value of intangible assets recorded as of December 31, 2024, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for intangible assets is expected to be as follows:

Amounts
(in thousands)
Year ending December 31,
2025	$7,955
2026	7,654
2027	7,196
2028	7,161
2029	6,904
Thereafter	33,518
Total	$70,388

Note 18. Subsequent Event

Stock Repurchase Program

From January 1, 2025 through February 28, 2025, the Company repurchased 0.2 million shares of its common stock for an aggregate cost of $3.1 million at an average price of $16.61 per share under the stock repurchase program approved in March 2022. See Note 16, Stock Repurchase Program. As of February 28, 2025, a total of $147.4 million remained available for future repurchases of its common stock under the stock repurchase program.