Form 10-Q
period 2025-03-31
Fulgent Genetics, Inc.
filed 2025-05-02
CIK 1674930

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of April 28, 2025, there were 30,443,595 outstanding shares of the registrant’s common stock.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FULGENT GENETICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value data)

(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$67,281	$55,144
Marketable securities	253,040	202,962
Trade accounts receivable, net of allowance for credit losses of $20,935 as of March 31, 2025, and $20,458 as of December 31, 2024	71,478	69,021
Other current assets	24,985	26,444
Total current assets	416,784	353,571
Marketable securities, long-term	494,111	570,351
Intangible assets, net	133,009	134,978
Fixed assets, net	107,077	105,549
Goodwill	22,055	22,055
Other long-term assets	32,708	33,460
Total assets	$1,205,744	$1,219,964
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,238	$18,364
Accrued liabilities	16,689	24,279
Customer deposit	27,695	27,610
Contract liabilities	2,817	2,234
Notes payable, current	476	412
Total current liabilities	65,915	72,899
Deferred tax liabilities	6,237	6,370
Unrecognized tax benefits	4,700	4,563
Other long-term liabilities	6,122	6,973
Total liabilities	82,974	90,805
Commitments and Contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value per share, 50,000 shares authorized, 33,863 shares issued and 30,621 shares outstanding as of March 31, 2025, and 33,614 shares issued and 30,841 shares outstanding as of December 31, 2024	3	3
Preferred stock, $0.0001 par value per share, 1,000 shares authorized, no shares issued or outstanding as of March 31, 2025, and December 31, 2024	—	—
Additional paid-in capital	543,903	543,126
Accumulated other comprehensive income (loss)	4,335	(368)
Retained earnings	578,937	590,467
Total Fulgent stockholders’ equity	1,127,178	1,133,228
Noncontrolling interest	(4,408)	(4,069)
Total stockholders’ equity	1,122,770	1,129,159
Total liabilities and stockholders’ equity	$1,205,744	$1,219,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$73,463	$64,485
Cost of revenue	45,117	42,381
Gross profit	28,346	22,104
Operating expenses
Research and development	12,395	11,434
Selling and marketing	8,465	8,989
General and administrative	25,291	21,489
Amortization of intangible assets	1,990	1,990
Total operating expenses	48,141	43,902
Operating loss	(19,795)	(21,798)
Other income (expenses)
Interest income	8,018	7,385
Interest expense	(14)	249
Other income (expense), net	68	(9)
Total other income, net	8,072	7,625
Loss before income taxes	(11,723)	(14,173)
Provision for (benefit from) income taxes	176	(327)
Net loss from consolidated operations	(11,899)	(13,846)
Net loss attributable to noncontrolling interests	369	384
Net loss attributable to Fulgent	$(11,530)	$(13,462)

Net loss per common share attributable to Fulgent
Basic	$(0.37)	$(0.45)
Diluted	$(0.37)	$(0.45)
Weighted-average common shares:
Basic	30,832	29,769
Diluted	30,832	29,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss from consolidated operations	$(11,899)	$(13,846)
Other comprehensive income (loss):
Foreign currency translation income (loss)	109	(333)
Net gain (loss) on available-for-sale debt securities, net of tax	4,624	(2,072)
Net comprehensive loss from consolidated operations	(7,166)	(16,251)
Net loss attributable to noncontrolling interest	369	384
Foreign currency translation (gain) loss attributable to noncontrolling interest	(30)	98
Comprehensive loss attributable to noncontrolling interest	339	482
Comprehensive loss attributable to Fulgent	$(6,827)	$(15,769)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Fulgent Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Fulgent Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2024	30,841	$3	$543,126	$(368)	$590,467	$1,133,228	$(4,069)	$1,129,159
Equity-based compensation	—	—	10,550	—	—	10,550	—	10,550
Restricted stock awards	360	—	—	—	—	—	—	—
Common stock withholding for employee tax obligations	(111)	—	(1,887)	—	—	(1,887)	—	(1,887)
Repurchase of common stock	(469)	—	(7,886)	—	—	(7,886)	—	(7,886)
Other comprehensive income, net	—	—	—	4,703	—	4,703	30	4,733
Net loss	—	—	—	—	(11,530)	(11,530)	(369)	(11,899)
Balance at March 31, 2025	30,621	$3	$543,903	$4,335	$578,937	$1,127,178	$(4,408)	$1,122,770

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

(1) 185,503 shares of the Company’s common stock were not issued and were held back by the Company as partial security for the indemnification obligations in connection with the business combination of Fulgent Pharma Holdings, Inc., as of March 31, 2024, and December 31, 2023.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flow from operating activities:
Net loss from consolidated operations	$(11,899)	$(13,846)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity-based compensation	10,550	11,518
Depreciation and amortization	5,919	6,663
Adjustment for credit losses	2,075	(2,497)
Noncash lease expense	350	1,510
(Gain) loss on disposal of fixed asset	(2)	183
Amortization of discount of marketable securities	(1,658)	(1,184)
Deferred taxes	(133)	(557)
Unrecognized tax benefits	137	—
Net realized loss on marketable securities	—	580
Other	21	(12)
Changes in operating assets and liabilities:
Trade accounts receivable	(4,524)	1,484
Income tax	1,761	5,154
Other current and long-term assets	804	(24)
Accounts payable	(658)	(245)
Contract liabilities	582	(111)
Customer deposits	83	4,547
Accrued liabilities and other liabilities	(7,485)	(4,385)
Operating lease liabilities	(354)	(1,512)
Net cash (used in) provided by operating activities	(4,431)	7,266
Cash flow from investing activities:
Purchase of marketable securities	—	(195,741)
Purchases of fixed assets	(4,718)	(4,056)
Maturities of marketable securities	32,445	95,450
Proceeds from sale of marketable securities	—	56,903
Proceeds from sale of fixed assets	2	258
Net cash provided by (used in) investing activities	27,729	(47,186)
Cash flow from financing activities:
Common stock withholding for employee tax obligations	(1,887)	(1,682)
Repayment of notes payable	(470)	(765)
Principal paid for finance lease	(136)	(135)
Repurchase of common stock	(8,679)	(225)
Net cash used in financing activities	(11,172)	(2,807)
Effect of exchange rate changes on cash and cash equivalents	11	(69)
Net increase (decrease) in cash, cash equivalents, and restricted cash	12,137	(42,796)
Cash, cash equivalents, and restricted cash at beginning of period	55,279	97,473
Cash, cash equivalents, and restricted cash at end of period	$67,416	$54,677
Supplemental disclosures of cash flow information:
Cash and cash equivalents	$67,281	54,677
Restricted cash	135	—
Total cash, cash equivalents, and restricted cash	$67,416	$54,677
Income taxes paid	$54	1,307
Interest Paid	$61	439
Supplemental disclosures of non-cash investing and financing activities:
Purchases of fixed assets in accounts payable	$2,322	4,739
Operating lease right-of-use assets reduced due to lease modification and termination	$—	57
Sale of fixed assets in other receivable	$—	11

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

Nature of the Business

Fulgent Genetics, Inc., together with its subsidiaries and affiliated professional corporations, or PCs (collectively referred to as the Company, unless otherwise noted or the context otherwise requires), is a technology-based company with a well-established laboratory services business and a therapeutic development business. Its laboratory services business includes technical laboratory services and testing services and professional interpretation of laboratory results by licensed physicians. Its therapeutic development business is focused on developing drug candidates for treating a broad range of cancers using a novel nanoencapsulation and targeted therapy platform designed to improve the therapeutic window and pharmacokinetic profile of new and existing cancer drugs. The Company aims to transform from a genomic diagnostic business into a fully integrated precision medicine company.

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements as of and for the fiscal year ended December 31, 2024, which are included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 28, 2025, or the 2024 Annual Report, and, in the opinion of management, include all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the Company’s financial position and results of operations. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or any other period. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2024, has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the disclosures required by U.S. GAAP. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements included in the 2024 Annual Report, including the notes thereto.

Note 2. Summary of Significant Accounting Policies

See Note 2, Summary of Significant Accounting Policies, to the Company’s Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 28, 2025, or the 2024 Annual Report.

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

On an ongoing basis, management evaluates its estimates, primarily those related to: (i) revenue recognition criteria, (ii) accounts receivable and allowances for credit losses, (iii) the useful lives of fixed assets and intangible assets, (iv) estimates of tax liabilities, (v) valuation of goodwill and indefinite-lived intangible assets at time of acquisition and on a recurring basis, and (vi) valuation of investments.

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

A roll-forward of the activity in the Company’s allowance for credit losses for the three months ended March 31, 2025, dollars in thousands, is as follows:

Allowance for credit losses at beginning of year	$20,458
Current period provision	2,075
Write-downs	(1,643)
Recoveries of amounts previously charged off	45
Allowance for credit losses as of March 31, 2025	$20,935

Finite-Lived Intangible Assets

Intangible assets, unless determined to be indefinite-lived, are amortized over their estimated useful lives. The Company amortizes intangible assets on a straight-line basis with definite lives generally over periods ranging from three to 14 years. See Note 14, Goodwill and Intangible Assets, for details of intangible assets.

Impairment of Long-Lived Assets

The Company evaluates the carrying amount of its long-lived assets whenever events or changes in circumstances indicate that the assets may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of an asset and its eventual disposition are less than the carrying amount of the asset.

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

The Company assesses goodwill and indefinite-lived intangibles for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company may choose to bypass a qualitative assessment of impairment for any reporting unit and proceed directly to performing a quantitative assessment. An impairment loss would be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value.

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

Concentrations of Credit Risk, Customers, and Suppliers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, trade accounts receivable, and marketable securities. As of March 31, 2025, substantially all of the Company’s cash and cash equivalents were deposited in accounts at financial institutions, and amounts typically exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial strength of the depository institutions in which its cash and cash equivalents are held.

In certain periods, a small number of customers has accounted for a significant portion of the Company’s revenue. For the laboratory services segment, aggregating customers under common control, one customer comprised of $17.6 million, or 24%, of total revenue in the three months ended March 31, 2025, and $12.6 million, or 20%, of the Company’s revenue in the three months ended March 31, 2024. The same customer comprised 21% of total accounts receivable, net, as of March 31, 2025, and 15% of total accounts receivable, net, as of December 31, 2024. For the therapeutic development segment, the Company does not have customers or revenue as it does not have any commercialized or approved drug candidates.

The Company’s therapeutic development business relies on ANP Technologies, Inc., or ANP, for certain laboratory services, equipment, tools, and drug intermediates in connection with research and development efforts. The Company also relies on a limited number of suppliers for certain laboratory substances used in the chemical reactions incorporated into its processes, referred to as reagents, as well as for the sequencers and various other equipment and materials it uses in its laboratory operations. In particular, the Company relies on a sole supplier for the next generation sequencers and associated reagents it uses to perform its genetic tests and as the sole provider of maintenance and repair services for these sequencers. The Company’s laboratory operations would be interrupted if it encountered delays or difficulties securing these reagents, sequencers, other equipment or materials or maintenance and repair services, which could occur for a variety of reasons, including if the Company needs a replacement or temporary substitute for any of its limited or sole suppliers and is not able to locate and make arrangements with an acceptable replacement or temporary substitute. The Company’s development efforts could also be delayed or interrupted if it is unable to procure items needed for its therapeutic development activities. The Company believes there are currently only a few other manufacturers that are capable of supplying and servicing some of the equipment and other materials necessary for its laboratory operations, including sequencers and various associated reagents.

Reportable Segment and Geographic Information

Reporting segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, in making decisions regarding resource allocation and assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company reports its business in two segments, a laboratory services business and a therapeutic development business. For further financial information about these segments, including information for each of the periods presented regarding revenue, operating income (loss), and other important information, see Note 7, Reportable Segment and Geographic Information, to the accompanying condensed consolidated financial statements.

Foreign Currency Translation and Foreign Currency Transactions

The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation gain (loss) included in the accompanying Condensed Consolidated Statements of Comprehensive Loss.

The Company and its subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and reagents and supplies, property, and nonmonetary assets and liabilities at historical rates. Gains and losses from these measurements are included in other income, net, in the accompanying Condensed Consolidated Statements of Operations. Losses from foreign currency exchange were not significant for the three months ended March 31, 2025, and 2024.

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

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss consists of net unrealized gain or loss on available-for-sale debt securities, net of tax, and foreign currency translation adjustments from the Company’s subsidiaries not using the U.S. dollar as their functional currency. There were no reclassifications from other comprehensive loss to net loss in the three months ended March 31, 2025. Reclassifications from other comprehensive loss to net loss were $0.6 million in the three months ended March 31, 2024. The tax effect related to net unrealized gain or loss on the available-for-sale debt securities was zero in the three months ended March 31, 2025, and 2024, due to the valuation allowance in the current period that precludes the Company from recognizing the deferred tax benefit.

Disaggregation of Revenue

The Company classifies its customers into three payor types: (i) Institutional, including hospitals, medical institutions, other laboratories, governmental bodies, municipalities, and large corporations, (ii) Insurance, or (iii) Patients who pay directly, as the Company believes this best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. The following table summarizes revenue from contracts with customers by payor type for the three months ended March 31, 2025, and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenue by payor
Institutional	$41,324	$33,604
Insurance	30,744	30,043
Patients	1,395	838
Total revenue	$73,463	$64,485

During the three months ended March 31, 2024, the Company experienced a change in estimate related to variable consideration, leading to the recognition of $1.2 million variable consideration, that related to COVID-19 test services completed in the prior periods due to collection efforts. This was included as revenue from insurance in the table above. There was zero such variable consideration recognized in the three months ended March 31, 2025. The Company estimates variable consideration using the expected value method. Any changes in variable consideration estimates that affect transactions are accounted for on a cumulative catch-up basis.

Contract Balances

Receivables from contracts with customers - Receivables from contracts with customers are included within trade accounts receivable on the Condensed Consolidated Balance Sheets. Receivables from Insurance and Institutional customers represented 41% and 59%, respectively, as of March 31, 2025, and 44% and 56%, respectively, as of December 31, 2024.

Contract assets and liabilities - Contract assets from contracts with customers associated with contract execution and certain costs to fulfill a contract are included in other current assets in the accompanying Condensed Consolidated Balance Sheets. Contract liabilities are recorded when the Company receives payment prior to completing its obligation to transfer goods or services to a customer. Contract liabilities are included in the Condensed Consolidated Balance Sheets. Revenues of $0.1 million and $0.9 million were recognized for the three months ended March 31, 2025, and 2024, respectively, related to contract liabilities at the beginning of the respective periods.

Prior Period Reclassifications

Certain amounts reported in the prior period have been reclassified to conform with the current period presentation. In the Condensed Consolidated Statements of Cash Flow, the Company has separated income taxes from its previous inclusion in other current and long-term assets and separated customer deposits, and contract liabilities from its previous inclusion in accrued liabilities and other liabilities. In the Condensed Consolidated Statements of Operations, the Company has also separated interest income, and interest expenses from its previous inclusion in other income (expense), net. In Note 6. Other Significant Balance Sheet Accounts, the Company has consolidated accrued legal liabilities with other accrued liabilities.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures. This update requires more detailed information on certain income tax disclosures including the income tax rate reconciliation and income taxes paid. Amendments in this update are effective for annual periods beginning December 15, 2024, for public entities, and early adoption is permitted. This update is intended to result in enhanced income tax disclosures, and the Company does not expect any impact to income tax expense.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update requires disclosure in the notes to financial statements, of specified information about certain costs and expenses. Amendments in this update are effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impacts of this amendment on its consolidated financial statements and related disclosure.

The Company does not expect that any other recently issued accounting guidance will have a significant effect on its condensed consolidated financial statements.

Note 3. Equity and Debt Securities

The Company’s equity and debt securities consisted of the following:

	March 31, 2025
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Equity securities
Long-term
Preferred stock of privately-held companies	$24,927	$—	$—	$24,927
Total equity securities	24,927	—	—	24,927
Available-for-sale debt securities
Short-term
U.S. agency debt securities	115,401	90	(67)	115,424
U.S. government debt securities	77,451	102	(38)	77,515
U.S. treasury bills	34,812	2	(2)	34,812
Corporate debt securities	22,736	37	(90)	22,683
Municipal bonds	2,608	1	(3)	2,606
Money market accounts	58,539	—	—	58,539
Less: Cash equivalents	(58,539)	—	—	(58,539)
Total debt securities due within 1 year	253,008	232	(200)	253,040
After 1 year through 5 years
U.S. government debt securities	359,594	2,243	(474)	361,363
U.S. agency debt securities	90,129	146	(560)	89,715
Corporate debt securities	40,570	195	(34)	40,731
Municipal bonds	1,820	2	(4)	1,818
Yankee debt securities	501	—	(17)	484
Total debt securities due after 1 year through 5 years	492,614	2,586	(1,089)	494,111
Total available-for-sale debt securities	745,622	2,818	(1,289)	747,151
Total equity and debt securities	$770,549	$2,818	$(1,289)	$772,078

	December 31, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Equity securities
Long-term
Preferred stock of privately-held companies	$24,927	$—	$—	$24,927
Total equity securities	24,927	—	—	24,927
Available-for-sale debt securities
Short-term
U.S. government debt securities	75,054	136	(25)	75,165
U.S. agency debt securities	65,490	72	(23)	65,539
U.S. treasury bills	44,366	19	(2)	44,383
Corporate debt securities	19,177	12	(50)	19,139
Municipal bonds	3,719	1	(7)	3,713
Money market accounts	19,720	—	—	19,720
Less: Cash equivalents	(24,696)	(1)	—	(24,697)
Total debt securities due within 1 year	202,830	239	(107)	202,962
After 1 year through 5 years
U.S. government debt securities	379,060	565	(2,283)	377,342
U.S. agency debt securities	144,398	57	(1,507)	142,948
Corporate debt securities	47,801	114	(150)	47,765
Municipal bonds	1,820	2	(4)	1,818
Yankee debt securities	501	—	(23)	478
Total debt securities due after 1 year through 5 years	573,580	738	(3,967)	570,351
Total available-for-sale debt securities	776,410	977	(4,074)	773,313
Total equity and debt securities	$801,337	$977	$(4,074)	$798,240

Gross unrealized losses on the Company’s equity and debt securities were $1.3 million and $4.1 million as of March 31, 2025, and December 31, 2024, respectively. There were no sales of available-for-sale securities or realized gain or loss for the three months ended March 31, 2025. Proceeds from sale of available-for-sale securities were $56.9 million for the three months ended March 31, 2024. Gross realized losses on the Company’s available-for-sale securities were $0.6 million for the three months ended March 31, 2024, and the gross realized income was insignificant for the three months ended March 31, 2024. The cost of any marketable securities sold is based on the specific-identification method. The Company did not recognize any credit losses for its marketable available-for-sale debt securities during the three months ended March 31, 2025, and 2024.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the above three-tier fair value hierarchy:

	March 31, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Equity securities, debt securities and cash equivalents
U.S. government debt securities	$438,878	$—	$438,878	$—
U.S. agency debt securities	205,139	—	205,139	—
Corporate debt securities	63,414	—	63,414	—
Money market accounts	58,539	58,539	—	—
U.S. treasury bills	34,812	34,812	—	—
Preferred stock of privately-held companies	24,927	—	—	24,927
Municipal bonds	4,424	—	4,424	—
Yankee debt securities	484	—	484	—
Total equity securities, debt securities and cash equivalents	$830,617	$93,351	$712,339	$24,927

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Equity securities, debt securities and cash equivalents
U.S. government debt securities	$452,507	$—	$452,507	$—
U.S. agency debt securities	208,487	—	208,487	—
Corporate debt securities	66,904	—	66,904	—
U.S. treasury bills	44,383	44,383	—	—
Preferred stock of privately-held companies	24,927	—	—	24,927
Money market accounts	19,720	19,720	—	—
Municipal bonds	5,531	—	5,531	—
Yankee debt securities	478	—	478	—
Total equity securities, debt securities and cash equivalents	$822,937	$64,103	$733,907	$24,927

The Company’s Level 1 assets include U.S. treasury bills and money market instruments and are valued based upon observable market prices. Level 2 assets consist of U.S. government and U.S. agency debt securities, municipal bonds, corporate debt securities and Yankee debt securities. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. As of March 31, 2025, and December 31, 2024, the Company had preferred stock of two privately-held companies, which were included in other long-term assets in the accompanying Condensed Consolidated Balance Sheets that were measured using unobservable (Level 3) inputs. For the value of the investment in private equity securities, the Company elected to measure them at cost minus impairment, as the preferred stock of the privately-held companies did not have a readily determinable fair value, and no impairment loss was recorded as of March 31, 2025.

There were no transfers between fair value measurement levels during the three months ended March 31, 2025, and 2024.

Note 5. Fixed Assets

Major classes of fixed assets consisted of the following:

	Useful Lives	March 31, 2025	December 31, 2024
		(in thousands)
Medical lab equipment	5 months to 13 Years	$57,657	$57,541
Building improvements	6 months to 39 Years	27,943	27,924
Building	25 to 39 Years	21,689	21,689
Computer hardware	1 to 5 Years	9,998	7,328
Computer software	1 to 10 Years	6,648	7,214
Aircraft	7 Years	6,400	6,400
Furniture and fixtures	1 to 11 Years	4,110	4,109
Leasehold improvements	Shorter of lease term or estimated useful life	4,308	3,323
Land improvements	5 to 15 Years	938	904
Automobile	3 to 8 Years	616	581
General equipment	5 Years	108	108
Land		17,347	17,347
Assets not yet placed in service		4,183	2,792
Total		161,945	157,260
Less: Accumulated depreciation		(54,868)	(51,711)
Fixed assets, net		$107,077	$105,549

Depreciation expense on fixed assets totaled $3.8 million and $4.6 million for the three months ended March 31, 2025, and 2024, respectively.

Note 6. Other Significant Balance Sheet Accounts

Other current assets consisted of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Reagents and supplies	$8,620	$8,384
Marketable securities interest receivable	6,427	6,241
Prepaid expenses	5,742	6,629
Prepaid income taxes	1,661	3,422
Other receivable	2,535	1,768
Total	$24,985	$26,444

Accrued liabilities consisted of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Payroll liabilities	$4,963	$8,210
Vacation accrual	4,573	4,088
Accrued bonus and commission	1,553	5,803
Operating lease liabilities - short term	1,330	1,443
Other accrued liabilities	4,270	4,735
Total	$16,689	$24,279

Other accrued liabilities as of December 31, 2024, included $1.0 million in connection with the SEC investigation, as further described in Note 8, Debt, Commitments, and Contingencies. This amount has now been released after the SEC investigation was closed without any enforcement action recommended. Other accrued liabilities also included short-term finance lease liabilities, health insurance liabilities, and third-party billing services.

Other long-term liabilities consisted of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Operating lease liabilities, long term	$3,893	$4,120
Notes payable, long term	1,958	2,493
Other long-term liabilities	271	360
Total	$6,122	$6,973

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

There is no inter-segment allocation of interest expense and income taxes. There is no inter-segment revenue and operating income or loss. The Company did not allocate income tax by segment. Information regarding the Company’s operations and assets for its reporting segments as well as geographic information are as follows, all dollars are in thousands:

	Laboratory Services	Therapeutic Development	Total
Three Months Ended March 31, 2025
Revenue	$73,463	$—	$73,463
Less:
Adjusted cost of revenue	43,337	—	43,337
Adjusted research and development	4,931	3,990	8,921
Adjusted selling and marketing	7,575	—	7,575
Adjusted general and administrative	20,624	261	20,885
Total adjusted operating loss	$(3,004)	$(4,251)	$(7,255)

	Laboratory Services	Therapeutic Development	Total
Three Months Ended March 31, 2024
Revenue	$64,485	$—	$64,485
Less:
Adjusted cost of revenue	40,372	—	40,372
Adjusted research and development	4,200	3,390	7,590
Adjusted selling and marketing	7,939	—	7,939
Adjusted general and administrative	16,700	174	16,874
Total adjusted operating loss	$(4,726)	$(3,564)	$(8,290)

	Three Months Ended March 31,
	2025	2024
Reconciliation of “adjusted operating loss” to “loss before income taxes”
Adjusted operating loss	$(7,255)	$(8,290)
Less (add):
Equity-based compensation	10,550	11,518
Amortization of intangible assets	1,990	1,990
Interest income	(8,018)	(7,385)
Interest expense	14	(249)
Other income, net	(68)	9
Total loss before income taxes	$(11,723)	$(14,173)

Significant items by segment excluded from the adjusted operating (loss) income:

	Three Months Ended March 31,
	2025	2024
Equity-based compensation
Laboratory services	$8,532	$10,037
Therapeutic development	2,018	1,481
Total	$10,550	$11,518

Revenue by segment:

	Three Months Ended March 31,
	2025	2024
Revenue
Laboratory services:
Precision diagnostics	$44,097	$37,446
Anatomic pathology	25,300	23,107
BioPharma services	4,066	2,656
COVID-19	—	1,276
Total laboratory services	73,463	64,485
Therapeutic development	—	—
Total	$73,463	$64,485

Depreciation and amortization by segment:

	Three Months Ended March 31,
	2025	2024
Depreciation and amortization:
Laboratory services	$5,755	$6,489
Therapeutic development	164	174
Total	$5,919	$6,663

Interest income and expense by segment:

	Three Months Ended March 31,
	2025	2024
Interest income and expense
Laboratory services
Interest income	$8,018	$7,385
Interest expense	(14)	249
Therapeutic development
Interest income	—	—
Interest expense	—	—
Total	$8,004	$7,634

Total assets by segment:

	March 31, 2025	December 31, 2024
Assets:
Laboratory services	$1,116,841	$1,131,117
Therapeutic development	88,903	88,847
Total	$1,205,744	$1,219,964

Geographic distribution of revenue:

	Three Months Ended March 31,
	2025	2024
Revenue
United States	$67,826	$57,850
Foreign
China	2,611	4,104
Other countries	3,026	2,531
Total foreign	5,637	6,635
Total	$73,463	$64,485

Geographic distribution of property, plant and equipment, net:

	March 31, 2025	December 31, 2024
Fixed assets
United States	$100,617	$98,992
Foreign
China	4,704	4,616
Other countries	1,756	1,941
Total foreign	6,460	6,557
Total	$107,077	$105,549

Note 8. Debt, Commitments, and Contingencies

Debt

Notes payable as of March 31, 2025, consisted of $2.4 million of notes payable related to an installment sale contract the Company entered in February 2022 for a building. The notes payable related to the installment sale are due in February 2030, and carry an interest rate of 1.08%. The current portion and noncurrent portion are $0.5 million and $2.0 million, respectively, and the noncurrent portion is included in the other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. The interest expenses for the three months ended March 31, 2025, and 2024, were not significant.

Operating and Finance Leases

See Note 9, Leases, for further information.

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

Similar to other laboratories in the industry, the Company has been subject to an audit by the U.S. Health Resources and Services Administration, or HRSA, with respect to its reimbursement for COVID-19 tests furnished to patients believed to be uninsured. The Company recorded approximately $548.9 million of reimbursements from HRSA under the Uninsured Program during the years ended December 31, 2022, 2021, and 2020. There is uncertainty with respect to the methodology HRSA will use in its audit and whether and how HRSA will extrapolate audit results. The Company has provided HRSA’s auditors with requested information in connection with its audit in an effort to resolve any issues related to its audit, including any reimbursed amounts that may need to be returned to HRSA. The Company has also received a CID issued by the DOJ pursuant to the False Claims Act related to the DOJ’s investigation as to whether the Company submitted or caused to be submitted false claims to the Uninsured Program.

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

In addition, and as previously disclosed, the SEC was conducting a non-public formal investigation, which related to (i) the matters raised in the requests for the CID regarding allegations of medically unnecessary laboratory testing, improper billing for laboratory testing, and remuneration received or provided in violation of the Anti-Kickback Statute and the Stark Law and (ii) the Company’s Exchange Act reports filed for 2018 through 2020. On May 6, 2024, the SEC staff advised the Company that the SEC staff made a preliminary determination to recommend that the SEC file an enforcement action against the Company based on a corporate negligence theory, which, if authorized, would have alleged violations of the Securities and Exchange Act. In April 2025, the SEC advised the Company that it had concluded this investigation, with no enforcement action recommended. The Company previously recorded a $1.0 million potential liability with respect to this matter and is no longer recording any potential liability in connection with this matter.

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

The operating and finance lease right-of-use asset, short-term lease liabilities, and long-term lease liabilities as of March 31, 2025, and December 31, 2024, were as follows:

	March 31, 2025	December 31, 2024
	(in thousands)
Operating lease ROU asset, net	$5,058	$5,395
Operating lease liabilities, short term	$1,330	$1,443
Operating lease liabilities, long term	$3,893	$4,120
Finance lease ROU asset, net	$640	$771
Finance lease liabilities, short term	$351	$398
Finance lease liabilities, long term	$271	$360

The following was operating and finance lease expense:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Operating lease cost	$435	$1,629
Finance lease cost:
Amortization of ROU assets	132	137
Interest on lease liabilities	6	12
Short-term lease cost	561	316
Total lease cost	$1,134	$2,094

Supplemental information related to leases was the following:

March 31, 2025
Weighted-average remaining lease term, operating leases	5.91 years
Weighted-average discount rate, operating leases	5.33%
Weighted-average remaining lease term, finance lease	1.75 years
Weighted-average discount rate, finance lease	3.21%

The following is a maturity analysis of operating and finance lease liabilities using undiscounted cash flows on an annual basis with renewal periods included:

	Operating Leases	Finance Lease
	(in thousands)
Year ending December 31,
2025 (remaining 9 months)	$1,275	$275
2026	1,120	366
2027	1,014	—
2028	487	—
2029	504	—
2030	510	—
Thereafter	1,335	—
Total lease payments	6,245	641
Less imputed interest	(1,022)	(19)
Total	$5,223	$622

Lessor

The Company previously leased out space in buildings it owns to third-party tenants under noncancelable operating leases. As of March 31, 2025, there were no noncancelable operating leases remaining. Lease income primarily represents fixed lease payments from tenants recognized on a straight-line basis over the applicable lease term. Variable lease income represents tenant payments for real estate taxes, insurance, and maintenance.

The lease income was included in other income, net, in the accompanying Condensed Consolidated Statements of Operations, and the lease income was zero for the three months ended March 31, 2025, and not significant for the three months ended March 31, 2024. There are no future lease payments from tenants expected, as there were no remaining noncancelable operating leases as of March 31, 2025.

Note 10. Equity-Based Compensation

The Company has included equity-based compensation expense as part of cost of revenue and operating expenses in the accompanying Condensed Consolidated Statements of Operations as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cost of revenue	$1,780	$2,009
Research and development	3,474	3,844
Selling and marketing	890	1,050
General and administrative	4,406	4,615
Total	$10,550	$11,518

Note 11. Income Taxes

The Company recorded consolidated provision for (benefit from) income taxes of $0.2 million for the three months ended March 31, 2025, compared to ($0.3) million for the three months ended March 31, 2024. The Company’s effective tax rate was (2%) for the three months ended March 31, 2025, compared to 2% for the three months ended March 31, 2024. The change in the effective tax rate compared to prior periods is due to the valuation allowance in the current period that precludes the Company from recognizing the benefit from net operating losses.

The Company is under examination by certain tax authorities for the 2020 to 2021 tax years. While the timing of the conclusion of the examination is uncertain, the Company believes that adequate amounts have been reserved for adjustments that may result. During 2025, the statutes of limitations will lapse on the Company’s 2021 federal tax year and certain 2020 and 2021 state tax years. The Company does not believe the federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next 12 months.

The Company received $1.7 million and $6.2 million in income tax refunds in the three months ended March 31, 2025, and 2024, respectively. The income tax refunds received were not netted in the income tax paid amounts included in the supplemental disclosure in the accompanying Condensed Consolidated Statements of Cash Flows.

Note 12. Loss per Share

The following table presents the calculation of basic and diluted loss per share for the three months ended March 31, 2025, and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net loss attributable to Fulgent	$(11,530)	$(13,462)

Weighted-average common shares - outstanding, basic	30,832	29,769
Weighted-average common shares - outstanding, diluted	30,832	29,769

Loss per share:
Basic	$(0.37)	$(0.45)
Diluted	$(0.37)	$(0.45)

The following securities have been excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Stock options	95	222
Restricted stock units	2,340	2,199
Contingently issuable shares	—	186

In the three months ended March 31, 2025, and 2024, the Company had outstanding stock options and restricted stock units that were excluded from the weighted-average share calculation for continuing operations due to the Company’s net loss positions. In the three months ended March 31, 2024, the Company also had contingently issuable shares for shares held back in connection with the business combination of Fulgent Pharma, or Pharma Hold Back Shares. In May 2024, the Company released the remaining Pharma Hold Back Shares such that no shares remain contingently issuable in connection with the business combination of Fulgent Pharma.

Note 13. Related Party

Ming Hsieh, the Chief Executive Officer and Chairperson of the Board of Directors, is on the board of directors and an approximately 20% owner of ANP, with which the Company entered into certain drug-related licensing and development service agreements. The Chief Executive Officer of Fulgent Pharma, Ray Yin, is the Founder, President and Chief Technology Officer of ANP. The Company incurred $0.4 million and $0.7 million related to the licensing and development services in the three months ended March 31, 2025, and 2024, respectively. As of March 31, 2025, and December 31, 2024, the Company owed $0.2 million to ANP in connection with these relationships. The Company also entered into an employee service agreement with ANP in April 2023 and recognized an insignificant amount and $0.1 million in the three months ended March 31, 2025, and 2024, respectively. Insignificant amounts were owed to the Company by ANP in connection with the employee service agreement as of March 31, 2025, and December 31, 2024.

Note 14. Goodwill and Intangible Assets

There was no change in the carrying amount in the three months ended March 31, 2025. Goodwill as of March 31, 2025, and December 31, 2024, was $22.1 million, all of which was related to the therapeutic development business.

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

Therapeutic Development

Based upon the results of the quantitative assessments the Company performed as of December 31, 2024, the Company concluded that the fair values of the therapeutic development reporting unit and the IPR&D asset at December 31, 2024, were greater than the carrying values and that there was no impairment. There have been no significant changes in the three months ended March 31, 2025.

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

Summaries of intangible assets balances as of March 31, 2025, and December 31, 2024, were as follows:

	Weighted-Average Amortization Period	March 31, 2025	December 31, 2024
		(in thousands)
Laboratory Services
Customer Relationships	13 Years	$83,094	$83,088
Less: accumulated amortization		(20,712)	(19,079)
Customer relationships, net		62,382	64,009

Royalty-free technology	10 Years	5,099	5,069
Less: accumulated amortization		(1,997)	(1,859)
Royalty-free technology, net		3,102	3,210

Trade name	8 Years	3,790	3,790
Less: accumulated amortization		(1,525)	(1,401)
Trade name, net		2,265	2,389

Laboratory information system platform	5 Years	1,860	1,860
Less: accumulated amortization		(1,364)	(1,271)
Laboratory information system platform, net		496	589

In-place lease intangible assets	5 Years	360	360
Less: accumulated amortization		(203)	(186)
In-place lease intangible assets, net		157	174

Purchased patent	10 Years	28	27
Less: accumulated amortization		(11)	(10)
Purchased patent, net		17	17
Total		68,419	70,388

Therapeutic Development
In-process research & development	n/a	64,590	64,590
Total		64,590	64,590
Total intangible assets, net		$133,009	$134,978

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

Amortization of intangible assets was $2.0 million for each of the three months ended March 31, 2025, and 2024.

Based on the carrying value of intangible assets recorded as of March 31, 2025, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for intangible assets is expected to be as follows:

Amounts
(in thousands)
Year ending December 31,
2025 (remaining 9 months)	$5,970
2026	7,658
2027	7,198
2028	7,164
2029	6,907
2030	6,778
Thereafter	26,744
Total	$68,419

Note 15. Stock Repurchase Program

In March 2022, the Company’s Board of Directors authorized a $250.0 million stock repurchase program. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions. The stock repurchase program has no expiration from the date of authorization.

During the three months ended March 31, 2025, the Company repurchased 0.5 million shares of its common stock at an aggregate cost of $7.9 million, under the stock repurchase program. As of March 31, 2025, an additional $0.8 million was paid for 47,000 shares of its common stock, however the transaction was not settled until early April 2025. During the three months ended March 31, 2024, the Company repurchased 10,000 shares of its common stock at an aggregate cost of $0.2 million. As of March 31, 2025, total of approximately $141.8 million remained available for future repurchases of its common stock under the stock repurchase program.

Note 16. Retirement Plans

The Company offers a 401(k) retirement savings plan, or the 401(k) Plan, for its employees, including its executive officers, who satisfy certain eligibility requirements. The Internal Revenue Code of 1986, as amended, allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) Plan. The Company matches contributions to the 401(k) Plan based on the amount of salary deferral contributions the participant makes to the 401(k) Plan. The Company will match up to 4% of an employee’s compensation that the employee contributes to their 401(k) Plan account. Total Company matching contributions to the 401(k) Plan were $1.2 million and $1.0 million for the three months ended March 31, 2025, and 2024, respectively.

Note 17. Subsequent Events

Stock Repurchase Program

From April 1, 2025, through May 2, 2025, the Company repurchased 0.1 million shares of its common stock for an aggregate cost of $2.2 million at an average price of $16.93 per share under the stock repurchase program approved in March 2022. See Note 15, Stock Repurchase Program. As of May 2, 2025, a total of $139.6 million remained available for future repurchases of its common stock under the stock repurchase program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included in this report. Additionally, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the U.S. Securities and Exchange Commission, or SEC, in preparing this discussion and analysis, we presume that readers have access to and have read the discussion and analysis of our financial condition and results of operations included in our annual report on Form 10-K for our fiscal year ended December 31, 2024, filed with the SEC on February 28, 2025, or the 2024 Annual Report. As used in this discussion and analysis and elsewhere in this report, unless the context otherwise requires, the terms “Fulgent,” the “Company,” “we,” “us” and “our” refer to Fulgent Genetics, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are statements other than historical facts and relate to future events or circumstances or our future performance, and they are based on our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. The forward-looking statements in this discussion and analysis include statements about, among other things, our future financial and operating performance, our future cash flows and liquidity and our growth strategies, the development of our drug candidates, as well as anticipated trends in our business and industry. These forward-looking statements are subject to a number of risks and uncertainties, including, among others, those described under “Item 1A. Risk Factors” in Part I of the 2024 Annual Report. Moreover, we operate in a competitive and rapidly evolving industry and new risks emerge from time to time. It is not possible for us to predict all of the risks we may face, nor can we assess the impact of all factors on our business or the extent to which any factor or combination of factors could cause actual results to differ from our expectations. In light of these risks and uncertainties, the forward-looking events and circumstances described in this discussion and analysis may not occur, and actual results could differ materially and adversely from those described in or implied by any forward-looking statements we make. Although we have based our forward-looking statements on assumptions and expectations we believe are reasonable, we cannot guarantee future results, levels of activity, performance or achievements or other future events. As a result, forward-looking statements should not be relied on or viewed as predictions of future events, and this discussion and analysis should be read with the understanding that actual future results, levels of activity, performance and achievements may be materially different than our current expectations. The forward-looking statements in this discussion and analysis speak only as of the date of this report, and except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

Overview

We are a technology-based company with a well-established laboratory services business and a therapeutic development business. Our laboratory services business includes technical laboratory services and testing services and professional interpretation of laboratory results by licensed physicians. Our therapeutic development business is focused on developing drug candidates for treating a broad range of cancers using a novel nanoencapsulation and targeted therapy platform designed to improve the therapeutic window and pharmacokinetic profile, or PK profile, of new and existing cancer drugs.

Business Risks and Uncertainties and Other Factors Affecting Our Performance

Our business and prospects are exposed to numerous risks and uncertainties, as described below and in our 2024 Annual Report. For more information, see “Item 1A. Risk Factors” in Part I of the 2024 Annual Report. In addition, our performance in any period is affected by a number of other factors. See the description of some of the material factors affecting our performance in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2024 Annual Report.

Changes in International Trade Policy

The majority of our materials, equipment and reagents are sourced in the United States, or locally where our testing services are performed or processed. While we do not believe we have been materially affected by the recent tariffs or changes in U.S. trade policy, tariffs, quotas, trade agreements or other trade restrictions imposed by the U.S. or other governments could increase our costs and the costs of those in our supply chains who may then seek to pass all or a portion of those costs on to us. These increases in turn may adversely affect our margins and results of operations.

Results of Operations

The table below summarizes the results of our continuing operations for each of the periods presented. For a financial overview relating to our results of operations, including general descriptions of the make-up of material line items of our statement of operation data, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2024 Annual Report.

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Statement of Operation Data
Revenue	$73,463	$64,485	$8,978	14%
Cost of revenue	45,117	42,381	2,736	7%
Gross profit	28,346	22,104	6,242	28%
Operating expenses
Research and development	12,395	11,434	961	8%
Selling and marketing	8,465	8,989	(524)	(6)%
General and administrative	25,291	21,489	3,802	18%
Amortization of intangible assets	1,990	1,990	—	0%
Total operating expenses	48,141	43,902	4,239	10%
Operating loss	(19,795)	(21,798)	2,003	(9)%
Other income (expenses)
Interest income	8,018	7,385	633	9%
Interest expense	(14)	249	(263)	(106)%
Other income (expense), net	68	(9)	77	(856)%
Total other income, net	8,072	7,625	447	6%
Loss before income taxes	(11,723)	(14,173)	2,450	(17)%
Provision for (benefit from) income taxes	176	(327)	503	(154)%
Net loss from consolidated operations	(11,899)	(13,846)	1,947	(14)%
Net loss attributable to noncontrolling interests	369	384	(15)	(4)%
Net loss attributable to Fulgent	$(11,530)	$(13,462)	$1,932	(14)%

Revenue

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Revenue from laboratory services
Precision diagnostics	$44,097	$37,446	$6,651	18%
Anatomic pathology	25,300	23,107	2,193	10%
BioPharma services	4,066	2,656	1,410	53%
COVID-19	—	1,276	(1,276)	(100)%
Total laboratory services	$73,463	$64,485	$8,978	14%

Revenue increased by $9.0 million, or 14%, from $64.5 million in the three months ended March 31, 2024, to $73.5 million in the three months ended March 31, 2025. The increase in revenue between periods was driven by increases of $6.7 million in precision diagnostics, $2.2 million in anatomic pathology, and $1.4 million in BioPharma services, partially offset by a decrease of $1.3 million in COVID-19 testing.

The increase in precision diagnostics revenue was driven by growth in our reproductive health services and continued strength in legacy diagnostic offerings. Anatomic pathology services revenue increased primarily due to the absence of weather-related disruptions and client losses that had affected the prior year, in addition, the investment that we have made in digital pathology is starting to show return. BioPharma services revenue increased largely as a result of the timing of service projects, though this revenue is expected to remain variable due to the long sale cycles and fluctuations in project timing. Additionally, COVID-19 related revenue recognized in 2024 was due to variable consideration recognized for services completed in prior periods.

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

Our customer base includes insurance, institutional, and individual payors. In some periods, our revenue is concentrated on a smaller number of customers. For the laboratory services segment, aggregating customers that are under common control, one customer comprised $17.6 million, or 24%, of our revenue in the three months ended March 31, 2025, and $12.6 million, or 20%, of our revenue in the three months ended March 31, 2024. To reduce this revenue risk, we will focus on increasing the number of customers and thereby reducing the concentration.

Revenue from non-U.S. sources decreased by $1.0 million, or 15%, from $6.6 million in the three months ended March 31, 2024, to $5.6 million in the three months ended March 31, 2025. The decrease was primarily due to a one-time licensing arrangement recognized in the prior period that did not recur in the current period.

Cost of Revenue

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$45,117	$42,381	$2,736	7%
Cost of revenue as a % of revenue	61%	66%

Our consolidated cost of revenue increased by $2.7 million, or 7%, from $42.4 million in the three months ended March 31, 2024, to $45.1 million in the three months ended March 31, 2025. The increase was primarily due to increases of $1.1 million in personnel expenses due to increased headcount, $0.9 million in reagent and supply costs, $0.9 million in facility expenses, $0.4 million in software and software licensing, and partially offset by a decrease of $0.7 million in shipping and handling expenses.

Our consolidated cost of revenues as a percentage of revenue decreased from 66% in the three months ended March 31, 2024, to 61% in the three months ended March 31, 2025. Our gross profit increased by $6.2 million, or 28%, from $22.1 million in the three months ended March 31, 2024, to $28.3 million in the three months ended March 31, 2025. Our gross profit as a percentage of revenue, or gross margin, increased from 34% in the three months ended March 31, 2024, to 39% in the three months ended March 31, 2025. This is driven by the increased revenue and efforts of optimizing cost structures.

Research and Development

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Research and development
Laboratory services	$7,082	$7,321	$(239)	(3)%
Therapeutic development	5,313	4,113	1,200	29%
Total research and development	$12,395	$11,434	$961

For the laboratory services segment, the research and development expenses were mainly for advancing our technology and future testing and testing services and decreased between periods, as more research and development spending was focused on the therapeutic development segment.

In three months ended March 31, 2025, the research and development expenses, for the laboratory services segment, primarily consisted of $6.3 million in personnel expenses, including bonuses and equity-based compensation, $0.4 million in reagent and supply costs, $0.1 million in facility expenses, and $0.1 million in depreciation expense. The three months ended March 31, 2024, expenses primarily consisted of $6.6 million in personnel expenses, including bonuses and equity-based compensation, $0.3 million in reagent and supply costs, $0.1 million in facility expenses, $0.1 million in depreciation expense, and $0.1 million in software and licensing fees.

For the therapeutic development segment, the research and development expenses in three months ended March 31, 2025, included $2.6 million in CRO costs, $2.4 million in personnel costs, including equity-based compensation, and $0.2 million in depreciation expenses. In the three months ended March 31, 2024, these expenses comprised $2.3 million in CRO costs, $1.6 million of personnel expenses, including equity-based compensation, and $0.2 million in depreciation expenses.

Research and development expenses for the therapeutic development segment increased by $1.2 million, or 29%, from $4.1 million in the three months ended March 31, 2024, to $5.3 million in the three months ended March 31, 2025. The increase was primarily driven by increases of $0.9 million in personnel costs, including equity-based compensation expense, and $0.3 million in CRO costs. The overall increase was attributed to the advancement and continuation of the clinical study of FID-007, along with FID-022. In three months ended March 31, 2025, approximately $1.0 million was incurred for the preclinical development of FID-022, whereas related costs in the three months ended March 31, 2024, were minimal. Expenses for our therapeutic development segment will be influenced by our ability to progress our therapeutic candidates through development with the FDA, the timing of which can be uncertain and delayed due to a variety of factors beyond our control, including recently announced staff reductions at the FDA which may affect the FDA’s ability to provide any required approvals or review in a timely manner or in the timelines expected.

Looking ahead, we expect research and development expenses to continue increasing as clinical trials progress for FID-007, FID-022, and other preclinical studies.

Selling and Marketing

Our consolidated selling and marketing expenses decreased by $0.5 million, or 6%, from $9.0 million in the three months ended March 31, 2024, to $8.5 million in the three months ended March 31, 2025. The decrease in consolidated selling and marketing expenses was due to decreases of $0.3 million in personnel expenses and $0.2 million in software licensing.

General and Administrative

Our consolidated general and administrative expenses increased by $3.8 million, or 18%, from $21.5 million in the three months ended March 31, 2024, to $25.3 million in the three months ended March 31, 2025. The increase in consolidated general and administrative expenses was due to increases of $4.6 million in provision for credit losses, $1.0 million in personnel costs, partially offset by decreases of $1.1 million in facility expenses and $0.8 million in depreciation expenses.

Amortization of Intangible Assets

Our consolidated amortization of intangible assets represents amortization expenses on the intangible assets that arose from the business combinations in 2022 and 2021, and a patent purchased in 2021. The Company did not have any new business combinations in the current period.

Other Income (Expenses)

Other income, net, is primarily comprised of interest income, which was $8.0 million in the three months ended March 31, 2025, and $7.4 million in the three months ended March 31, 2024. This interest income included interest earned on marketable securities and realized gain or loss on sale of marketable securities. The change in interest income was primarily due to net loss realized from sale of marketable securities in prior year.

Provision for (Benefit from) Income Taxes

Provision for income taxes was $0.2 million for the three months ended March 31, 2025, compared with benefit from income taxes of $0.3 million for the three months ended March 31, 2024. The effective tax rate was (2%) the three months ended March 31, 2025, compared to 2% for the three months ended March 31, 2024. The change in the effective tax rate compared to prior period is due to the valuation allowance in the current period that precludes us from recognizing the benefit from our net operating losses.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest represents net loss attributable to minority shareholders from entities not wholly owned.

Liquidity and Capital Resources

Liquidity and Sources of Cash

We had $814.6 million and $828.6 million in cash, cash equivalents, restricted cash, and marketable securities as of March 31, 2025, and December 31, 2024, respectively. Our marketable securities primarily consist of U.S. government and U.S. agency debt securities, U.S. treasury bills, corporate bonds, municipal bonds, and Yankee debt securities as of March 31, 2025, and December 31, 2024.

Our main uses of cash are for capital expenditures, primarily in buildings, building improvements, and equipment, as well as for stock repurchases, supporting our operations, and to fund strategic acquisitions as we continue to invest in and seek to grow our business. Cash used to cover operating expenses is impacted by the timing of our expense payments, as reflected in the changes in our outstanding accounts payable and accrued expenses.

We expect our existing cash, cash equivalents, restricted cash, and short-term marketable securities will continue to be sufficient to meet our anticipated cash requirements for at least the next 12 months. Cash provided by operations has significantly contributed to our ability to meet our liquidity needs, including paying for capital expenditures, however, cash provided by our operations has in the past experienced fluctuations from period to period, which we expect may continue in the future. These fluctuations can occur because of a variety of factors, including, among others, factors relating to the demand for our tests, the amount and timing of sales, the prices we charge for our tests due to changes in product mix, customer mix, general price degradation for tests, or other factors, the rate and timing of our billing and collections cycles and the timing and amount of our commitments and other payments. We intend to improve our profitability by improving margins and expanding in new markets for our tests, but these efforts are subject to risks, including those described in Item 1A of the 2024 Annual Report, and may not be successful. Moreover, even if our liquidity expectations are correct, we may still seek to raise additional capital through securities offerings, credit facilities or other debt financings, asset sales or collaborations or licensing arrangements.

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

Cash Flows

The following table summarizes our cash flows from continuing operations for each of the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash (used in) provided by operating activities	$(4,431)	$7,266
Net cash provided by (used in) investing activities	$27,729	$(47,186)
Net cash used in financing activities	$(11,172)	$(2,807)

Operating Activities

During the three months ended March 31, 2025, our operations used $4.4 million of cash, as compared to $7.3 million provided in the three months ended March 31, 2024. The decrease in cash from operating activities in the three months ended March 31, 2025, as compared with the corresponding period in 2024 was primarily due to the timing of cash receipts from customers and cash payments for operating expenses, including bonus expenses. We expect to incur more operating expenses and use more cash in operating activities in the coming quarters as a result of our planned and ongoing clinical trials for FID-007 and FID-022, and as we continue to invest resources to grow our laboratory services business.

Investing Activities

The cash provided by or used in investing activities are impacted by capital expenditures for operation needs and timing of payments, timing of maturities of marketable securities, and discretionary business combinations and other investment.

Cash provided by investing activities in the three months ended March 31, 2025, was $27.7 million, which primarily represents $32.4 million in the maturities of marketable securities, partially offset by $4.7 million related to the purchase of fixed assets consisting mainly of building improvement, medical laboratory equipment, and computer hardware.

Cash used in investing activities in the three months ended March 31, 2024, was $47.2 million, which primarily represents $195.7 million in purchase of marketable securities and $4.1 million related to the purchase of fixed assets consisting mainly of building improvement and medical laboratory equipment, partially offset by $95.5 million related to maturities of marketable securities and $56.9 million related to proceeds from the sale of marketable securities.

Financing Activities

Cash used in financing activities in the three months ended March 31, 2025, was $11.2 million, which primarily related to $8.7 million used in the repurchase of common stock and $1.9 million used in common stock withholding for employee tax obligations.

Cash used in financing activities in the three months ended March 31, 2024, was $2.8 million, which primarily related to $1.7 million used in common stock withholding for employee tax obligations and $0.8 million used in the repayment of notes payable.

We did not expect to use any credit facilities due to the strong cash position as of March 31, 2025.

Stock Repurchase Program

In March 2022, our Board of Directors authorized a $250.0 million stock repurchase program. The stock repurchase program has no expiration from the date of authorization. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions.

During the three months ended March 31, 2025, we repurchased 0.5 million shares of our common stock at an aggregate cost of $7.9 million under the stock repurchase program. As of March 31, 2025, an additional $0.8 million was paid for 47,000 shares of our common stock, however the transaction was not settled until early April 2025. During the three months ended March 31, 2024, we repurchased 10,000 shares of our common stock at an aggregate cost of $0.2 million under the stock repurchase program. As of March 31, 2025, a total of approximately $141.8 million remained available for future repurchases of our common stock under our stock repurchase program.

Critical Accounting Policies and Use of Estimates

There have been no material changes to our critical accounting policies or estimates from the information provided in Part II, “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the 2024 Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see Part II, “Item 7A, Quantitative and Qualitative Disclosures About Market Risk,” in our 2024 Annual Report. There were no material changes during the three months ended March 31, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control (as required by Rule 13a-15(b) under the Exchange Act) over the financial reporting during the three months ended March 31, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business. As disclosed in Note 8, Debt, Commitments, and Contingencies, to the condensed consolidated financial statements, we are engaged in certain legal investigations, audits, and voluntary disclosure processes, and the disclosure set forth in Note 8 relating to these certain legal matters is incorporated herein by reference.

The outcome of these matters are inherently uncertain, and there can be no assurances that favorable outcomes will be obtained.

Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, and reputational harm, among other factors.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the risk factors set forth in Part I, “Item 1A, Risk Factors,” of the 2024 Annual Report.

Changes in U.S. trade policy and the impact of tariffs may have a material adverse effect on our business, results of operations and financial condition.

While we do not believe our business has been materially affected by the recent tariff environment and recent developments in U. S. trade policy as of the date of this Quarterly Report, our business, results of operations, and financial condition may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, quotas, trade agreements, or other trade restrictions imposed by the U.S. or other governments. For example, in April 2025, the U.S. government announced a 10% tariff on product imports from almost all countries and individualized higher tariffs on certain other countries. Several tariff announcements have been followed by announcements of limited exemptions, revisions, and temporary pauses, resulting in significant uncertainty.

While the majority of our equipment, materials and reagents are sourced in the United States, or locally where our testing services are performed or processed, our supply chain and international operations could be adversely affected by changes in U.S. trade policies. Any imposition of, or increase in, tariffs or other restrictions on imports of reagents, equipment, or other materials (or the components of these materials) could increase the cost for such materials and also increase the prices for such materials available domestically or locally, if any, which in turn could increase our costs. We would likely be unable to pass all or potentially any such cost increases on to our customers, and such cost increases could materially and adversely affect our business results of operations and financial condition, including our gross margins. Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation, and diminished expectations for the economy. Such conditions could also have a material adverse impact on our business, results of operations and financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

To date, we have used $208.9 million of the net proceeds from sales of our common stock, of which, $4.5 million was used for contributions to FF Gene Biotech, prior to the FF Gene Biotech acquisition; $188.6 million was used to fund the Company’s operations and a business combination; and $15.8 million was used to pay off the investment margin loan. All other net proceeds from sales of our common stock are invested in investment-grade and interest-bearing securities, such as U.S. government and U.S. agency debt securities, corporate bonds, and municipal bonds. There has been no material change in the planned use of proceeds from the sales of our common stock from that described in the applicable prospectus.

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

The number of shares of common stock repurchased by the Company under the stock repurchase program and the average price paid per share for the three months ended March 31, 2025, are as follows:

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid Per Share (1)	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs
January 2025 (1/1/2025-1/31/2025)	30,000	$16.85	30,000	$149,870,000
February 2025 (2/1/2025-2/28/2025)	155,000	$16.56	155,000	$147,309,000
March 2025 (3/1/2025-3/31/2025)	284,000	$16.97	284,000	$142,491,000
Total	469,000		469,000

(1) Includes commissions for the shares repurchased under the stock repurchase program.

As of March 31, 2025, an additional $0.8 million was paid for 47,000 shares of its common stock, for an average price paid per share of $16.87. However, the transaction was not settled until early April 2025. As of March 31, 2025, a total of approximately $141.8 million remained available for future repurchases of our common stock under the stock repurchase program.

Item 5. Other Information

Rule 10b5-1 trading arrangements

During the three months ended March 31, 2025, none of our directors or officers adopted or terminated “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

The information required by this Item 6 is set forth on the Exhibit Index immediately preceding the signature page of this report and is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed with this Form 10-Q	Form	Form No.	Date Filed

3.1	Certificate of Incorporation of the registrant, as amended.		10-Q	001-37894	8/14/2017

3.1.1	Certificate of Amendment to Certificate of Incorporation of the registrant, dated August 2, 2016.		10-Q	001-37894	8/14/2017

3.1.2	Certificate of Amendment to Certificate of Incorporation of the registrant, dated May 17, 2017.		10-Q	001-37894	8/14/2017

3.2	Amended and Restated Bylaws of the registrant.		10-Q	001-37894	8/4/2023

10.1#	Amended and Restated Director Compensation Program	X

31.1^	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2^	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

^ Filed herewith.

* Furnished herewith.

# Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULGENT GENETICS, INC.

Date: May 2, 2025	By:	/s/ Ming Hsieh
Ming Hsieh
Chief Executive Officer (principal executive officer)

Date: May 2, 2025	By:	/s/ Paul Kim
Paul Kim
Chief Financial Officer (principal financial and accounting officer)