Form 10-Q
period 2025-06-30
Fulgent Genetics, Inc.
filed 2025-08-01
CIK 1674930

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 28, 2025, there were 30,609,044 outstanding shares of the registrant’s common stock.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FULGENT GENETICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value data)

(unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$87,880	$55,144
Marketable securities	205,047	202,962
Trade accounts receivable, net of allowance for credit losses of $21,416 as of June 30, 2025, and $20,458 as of December 31, 2024	77,190	69,021
Other current assets	58,610	26,444
Total current assets	428,727	353,571
Marketable securities, long-term	484,471	570,351
Intangible assets, net	131,060	134,978
Fixed assets, net	110,223	105,549
Goodwill	22,055	22,055
Other long-term assets	23,302	33,460
Total assets	$1,199,838	$1,219,964
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,887	$18,364
Accrued liabilities	21,699	24,279
Customer deposit	27,600	27,610
Contract liabilities	2,673	2,234
Notes payable, current	476	412
Total current liabilities	71,335	72,899
Deferred tax liabilities	6,124	6,370
Unrecognized tax benefits	4,838	4,563
Other long-term liabilities	5,905	6,973
Total liabilities	88,202	90,805
Commitments and Contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value per share, 50,000 shares authorized, 34,028 shares issued and 30,608 shares outstanding as of June 30, 2025, and 33,614 shares issued and 30,841 shares outstanding as of December 31, 2024	3	3
Preferred stock, $0.0001 par value per share, 1,000 shares authorized, no shares issued or outstanding as of June 30, 2025, and December 31, 2024	—	—
Additional paid-in capital	550,599	543,126
Accumulated other comprehensive income (loss)	5,998	(368)
Retained earnings	559,980	590,467
Total Fulgent stockholders’ equity	1,116,580	1,133,228
Noncontrolling interest	(4,944)	(4,069)
Total stockholders’ equity	1,111,636	1,129,159
Total liabilities and stockholders’ equity	$1,199,838	$1,219,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$81,803	$71,028	$155,266	$135,513
Cost of revenue	47,368	44,537	92,485	86,918
Gross profit	34,435	26,491	62,781	48,595
Operating expenses
Research and development	13,480	13,486	25,875	24,920
Selling and marketing	12,286	8,595	20,751	17,584
General and administrative	26,392	21,326	51,683	42,815
Amortization of intangible assets	1,990	1,990	3,980	3,980
Total operating expenses	54,148	45,397	102,289	89,299
Operating loss	(19,713)	(18,906)	(39,508)	(40,704)
Other income (expenses)
Interest income	8,091	7,706	16,109	15,091
Interest expense	(17)	(25)	(31)	224
Impairment loss	(9,926)	—	(9,926)	—
Other income, net	46	11	114	2
Total other (expense) income, net	(1,806)	7,692	6,266	15,317
Loss before income taxes	(21,519)	(11,214)	(33,242)	(25,387)
Benefit from income taxes	(2,263)	(2,124)	(2,087)	(2,451)
Net loss from consolidated operations	(19,256)	(9,090)	(31,155)	(22,936)
Net loss attributable to noncontrolling interests	299	380	668	764
Net loss attributable to Fulgent	$(18,957)	$(8,710)	$(30,487)	$(22,172)

Net loss per common share attributable to Fulgent
Basic	$(0.62)	$(0.29)	$(0.99)	$(0.74)
Diluted	$(0.62)	$(0.29)	$(0.99)	$(0.74)
Weighted-average common shares:
Basic	30,544	30,098	30,687	29,933
Diluted	30,544	30,098	30,687	29,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss from consolidated operations	$(19,256)	$(9,090)	$(31,155)	$(22,936)
Other comprehensive income (loss):
Foreign currency translation income (loss)	233	(111)	342	(444)
Net gain (loss) on available-for-sale debt securities, net of tax	1,193	312	5,817	(1,760)
Net comprehensive loss from consolidated operations	(17,830)	(8,889)	(24,996)	(25,140)
Net loss attributable to noncontrolling interest	299	380	668	764
Foreign currency translation loss attributable to noncontrolling interest	237	24	207	122
Comprehensive loss attributable to noncontrolling interest	536	404	875	886
Comprehensive loss attributable to Fulgent	$(17,294)	$(8,485)	$(24,121)	$(24,254)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Fulgent Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Fulgent Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2024	30,841	$3	$543,126	$(368)	$590,467	$1,133,228	$(4,069)	$1,129,159
Equity-based compensation	—	—	10,550	—	—	10,550	—	10,550
Restricted stock awards	360	—	—	—	—	—	—	—
Common stock withholding for employee tax obligations	(111)	—	(1,887)	—	—	(1,887)	—	(1,887)
Repurchase of common stock	(469)	—	(7,886)	—	—	(7,886)	—	(7,886)
Other comprehensive income, net	—	—	—	4,703	—	4,703	30	4,733
Net loss	—	—	—	—	(11,530)	(11,530)	(369)	(11,899)
Balance at March 31, 2025	30,621	$3	$543,903	$4,335	$578,937	$1,127,178	$(4,408)	$1,122,770
Equity-based compensation	—	—	10,039	—	—	10,039	—	10,039
Restricted stock awards	182	—	—	—	—	—	—	—
Common stock withholding for employee tax obligations	(18)	—	(345)	—	—	(345)	—	(345)
Repurchase of common stock	(177)	—	(2,998)	—	—	(2,998)	—	(2,998)
Other comprehensive income (loss), net	—	—	—	1,663	—	1,663	(237)	1,426
Net loss	—	—	—	—	(18,957)	(18,957)	(299)	(19,256)
Balance at June 30, 2025	30,608	$3	$550,599	$5,998	$559,980	$1,116,580	$(4,944)	$1,111,636

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

(1) 185,503 shares of the Company’s common stock were issued in May 2024 by the Company upon expiration of hold back provisions in connection with the business combination of Fulgent Pharma Holdings, Inc., or Fulgent Pharma, in 2022.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flow from operating activities:
Net loss from consolidated operations	$(31,155)	$(22,936)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity-based compensation	20,589	23,153
Depreciation and amortization	11,973	12,816
Adjustment for credit losses	4,666	(4,157)
Noncash lease expense	712	2,679
(Gain) loss on disposal of fixed asset	(2)	172
Amortization of discount of marketable securities	(3,064)	(2,670)
Deferred taxes	(246)	(1,014)
Unrecognized tax benefits	274	317
Net realized loss on marketable securities	—	871
Impairment loss	9,926	—
Other	33	(5)
Changes in operating assets and liabilities:
Trade accounts receivable	(12,781)	(1,393)
Income tax	(33,032)	3,312
Other current and long-term assets	346	785
Accounts payable	(272)	1,596
Contract liabilities	438	(130)
Customer deposits	(16)	3,604
Accrued liabilities and other liabilities	(2,282)	(2,762)
Operating lease liabilities	(709)	(2,687)
Net cash (used in) provided by operating activities	(34,602)	11,551
Cash flow from investing activities:
Maturities of marketable securities	92,675	160,073
Proceeds from sale of marketable securities	—	75,599
Proceeds from sale of fixed assets	2	275
Purchase of marketable securities	—	(258,829)
Purchases of fixed assets	(11,544)	(17,000)
Net cash provided by (used in) investing activities	81,133	(39,882)
Cash flow from financing activities:
Repurchase of common stock	(10,884)	(225)
Common stock withholding for employee tax obligations	(2,232)	(2,226)
Repayment of notes payable	(471)	(1,229)
Principal paid for finance lease	(223)	(273)
Net cash used in financing activities	(13,810)	(3,953)
Effect of exchange rate changes on cash and cash equivalents	15	(78)
Net increase (decrease) in cash, cash equivalents, and restricted cash	32,736	(32,362)
Cash, cash equivalents, and restricted cash at beginning of period	55,279	97,473
Cash, cash equivalents, and restricted cash at end of period	$88,015	$65,111
Supplemental disclosures of cash flow information:
Cash and cash equivalents	$87,880	65,111
Restricted cash	135	—
Total cash, cash equivalents, and restricted cash	$88,015	$65,111
Income taxes paid	$32,803	1,903
Interest Paid	$44	452
Supplemental disclosures of non-cash investing and financing activities:
Purchases of fixed assets in accounts payable	$2,581	4,783
Operating lease right-of-use assets obtained in exchange for lease liabilities	$38	1,146
Operating lease right-of-use assets reduced due to lease modification and termination	$(46)	57

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

Note 2. Summary of Significant Accounting Policies

See Note 2, Summary of Significant Accounting Policies, to the Company’s Consolidated Financial Statements included in the 2024 Annual Report.

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

A roll-forward of the activity in the Company’s allowance for credit losses for the six months ended June 30, 2025, dollars in thousands, is as follows:

Allowance for credit losses at beginning of year	$20,458
Current period provision	4,666
Write-downs	(4,326)
Recoveries of amounts previously charged off	618
Allowance for credit losses as of June 30, 2025	$21,416

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

The income-based fair value methodology is based on a reporting unit’s forecasted future cash flows that are discounted to the present value using the reporting unit’s weighted-average cost of capital. Under the income-based approach, it requires management’s assumptions and judgments regarding economic conditions in the markets in which the company operates and conditions in the capital markets, many of which are outside of management’s control. The market-based fair value methodology looks at the guideline public company valuation method to determine the prices of comparable public companies and looks at merger and acquisition methods, similar businesses that were sold recently, to estimate the value of the reporting units. Under the market-based approach, judgment is required in evaluating market multiples and recent transactions.

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

Concentrations of Credit Risk, Customers, and Suppliers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, trade accounts receivable, and marketable securities. As of June 30, 2025, substantially all of the Company’s cash and cash equivalents were deposited in accounts at financial institutions, and amounts typically exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial strength of the depository institutions in which its cash and cash equivalents are held.

In certain periods, a small number of customers has accounted for a significant portion of the Company’s revenue. For the laboratory services segment, aggregating customers under common control, one customer comprised of $17.6 million, or 22%, of total revenue in the three months ended June 30, 2025, and $35.2 million, or 23%, of the Company’s revenue in the six months ended June 30, 2025. The same customer comprised of $16.9 million, or 24%, of total revenue in the three months ended June 30, 2024, and $29.6 million, or 22%, of the Company’s revenue in the six months ended June 30, 2024. The same customer comprised 29% of total accounts receivable, net, as of June 30, 2025, and 15% of total accounts receivable, net, as of December 31, 2024. For the therapeutic development segment, the Company does not have customers or revenue as it does not have any commercialized or approved drug candidates.

The Company’s therapeutic development business relies on ANP Technologies, Inc., or ANP, for certain laboratory services, equipment, tools, and drug intermediates in connection with research and development efforts. In July 2025, the Company completed an acquisition of 100% of ANP. See more details in Note 17. Subsequent Events. The Company also relies on a limited number of suppliers for certain laboratory substances used in the chemical reactions incorporated into its processes, referred to as reagents, as well as for the sequencers and various other equipment and materials it uses in its laboratory operations. In particular, the Company relies on a sole supplier for the next generation sequencers and associated reagents it uses to perform its genetic tests and as the sole provider of maintenance and repair services for these sequencers. The Company’s laboratory operations would be interrupted if it encountered delays or difficulties securing these reagents, sequencers, other equipment or materials or maintenance and repair services, which could occur for a variety of reasons, including if the Company needs a replacement or temporary substitute for any of its limited or sole suppliers and is not able to locate and make arrangements with an acceptable replacement or temporary substitute. The Company’s development efforts could also be delayed or interrupted if it is unable to procure items needed for its therapeutic development activities. The Company believes there are currently only a few other manufacturers that are capable of supplying and servicing some of the equipment and other materials necessary for its laboratory operations, including sequencers and various associated reagents.

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

The Company and its subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and reagents and supplies, property, and nonmonetary assets and liabilities at historical rates. Gains and losses from these measurements are included in other income, net, in the accompanying Condensed Consolidated Statements of Operations. Gains and losses from foreign currency exchange were not significant for the three and six months ended June 30, 2025, and 2024.

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

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. Other comprehensive income or loss consists of net unrealized gain or loss on available-for-sale debt securities, net of tax, and foreign currency translation adjustments from the Company’s subsidiaries not using the U.S. dollar as their functional currency. There was no reclassification from other comprehensive income or loss to net loss in the three and six months ended June 30, 2025. Reclassifications from other comprehensive loss to net loss were $0.3 million and $0.9 million in the three and six months ended June 30, 2024, respectively. The tax effect related to net unrealized gain or loss on the available-for-sale debt securities was zero in each of the three and six months ended June 30, 2025, and 2024, due to the valuation allowance that precludes the Company from recognizing the deferred tax benefit.

Disaggregation of Revenue

The Company classifies its customers into three payor types: (i) Institutional, including hospitals, medical institutions, other laboratories, governmental bodies, municipalities, and large corporations, (ii) Insurance, or (iii) Patients who pay directly, as the Company believes this best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. The following table summarizes revenue from contracts with customers by payor type for the three and six months ended June 30, 2025, and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenue by payor
Institutional	$45,619	$38,950	$86,943	$72,554
Insurance	34,385	31,100	65,129	61,143
Patients	1,799	978	3,194	1,816
Total revenue	$81,803	$71,028	$155,266	$135,513

During the three and six months ended June 30, 2024, the Company experienced a change in estimate related to variable consideration, leading to the recognition of $0.6 million and $1.8 million variable consideration, respectively, that related to COVID-19 test services completed in the prior periods due to collection efforts. This was included as revenue from insurance in the table above. There was zero such variable consideration recognized in each of the three and six months ended June 30, 2025. The Company estimates variable consideration using the expected value method. Any changes in variable consideration estimates that affect transactions are accounted for on a cumulative catch-up basis.

Contract Balances

Receivables from contracts with customers - Receivables from contracts with customers are included within trade accounts receivable on the Condensed Consolidated Balance Sheets. Receivables from Insurance and Institutional customers represented 38% and 62%, respectively, as of June 30, 2025, and 44% and 56%, respectively, as of December 31, 2024.

Contract assets and liabilities - Contract assets from contracts with customers associated with contract execution and certain costs to fulfill a contract are included in other current assets in the accompanying Condensed Consolidated Balance Sheets. Contract liabilities are recorded when the Company receives payment prior to completing its obligation to transfer goods or services to a customer. Contract liabilities are included in the Condensed Consolidated Balance Sheets. Revenues of $0.3 million and $0.2 million were recognized for the three and six months ended June 30, 2025, respectively, and $0.4 million and $1.2 million were recognized for the three and six months ended June 30, 2024, respectively, related to contract liabilities at the beginning of the respective periods.

Prior Period Reclassifications

Certain amounts reported in the prior period have been reclassified to conform with the current period presentation. In the Condensed Consolidated Statements of Cash Flow, the Company has separated income taxes from its previous inclusion in other current and long-term assets. In the Condensed Consolidated Statements of Operations, the Company has also separated interest income, and interest expenses from its previous inclusion in other income (expense), net. In Note 6. Other Significant Balance Sheet Accounts, the Company has combined accrued legal liabilities with other accrued liabilities.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update requires disclosure in the notes to financial statements of specified information about certain costs and expenses. Amendments in this update are effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impacts of this amendment on its consolidated financial statements and related disclosure.

The Company does not expect that any other recently issued accounting guidance will have a significant effect on its condensed consolidated financial statements.

Note 3. Equity and Debt Securities

The Company’s equity and debt securities consisted of the following:

	June 30, 2025
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Equity securities
Long-term
Preferred stock of privately-held companies	$15,001	$—	$—	$15,001
Total equity securities	15,001	—	—	15,001
Available-for-sale debt securities
Short-term
U.S. agency debt securities	116,337	60	(90)	116,307
U.S. government debt securities	64,942	26	(35)	64,933
Corporate debt securities	22,047	21	(55)	22,013
Municipal bonds	1,305	1	—	1,306
Yankee debt securities	501	—	(13)	488
Money market accounts	54,559	—	—	54,559
Less: Cash equivalents	(54,559)	—	—	(54,559)
Total debt securities due within 1 year	205,132	108	(193)	205,047
After 1 year through 5 years
U.S. government debt securities	360,041	2,991	(216)	362,816
U.S. agency debt securities	79,379	149	(296)	79,232
Corporate debt securities	40,424	204	(23)	40,605
Municipal bonds	1,820	2	(4)	1,818
Total debt securities due after 1 year through 5 years	481,664	3,346	(539)	484,471
Total available-for-sale debt securities	686,796	3,454	(732)	689,518
Total equity and debt securities	$701,797	$3,454	$(732)	$704,519

	December 31, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Equity securities
Long-term
Preferred stock of privately-held companies	$24,927	$—	$—	$24,927
Total equity securities	24,927	—	—	24,927
Available-for-sale debt securities
Short-term
U.S. government debt securities	75,054	136	(25)	75,165
U.S. agency debt securities	65,490	72	(23)	65,539
U.S. treasury bills	44,366	19	(2)	44,383
Corporate debt securities	19,177	12	(50)	19,139
Municipal bonds	3,719	1	(7)	3,713
Money market accounts	19,720	—	—	19,720
Less: Cash equivalents	(24,696)	(1)	—	(24,697)
Total debt securities due within 1 year	202,830	239	(107)	202,962
After 1 year through 5 years
U.S. government debt securities	379,060	565	(2,283)	377,342
U.S. agency debt securities	144,398	57	(1,507)	142,948
Corporate debt securities	47,801	114	(150)	47,765
Municipal bonds	1,820	2	(4)	1,818
Yankee debt securities	501	—	(23)	478
Total debt securities due after 1 year through 5 years	573,580	738	(3,967)	570,351
Total available-for-sale debt securities	776,410	977	(4,074)	773,313
Total equity and debt securities	$801,337	$977	$(4,074)	$798,240

Gross unrealized losses on the Company’s equity and debt securities were $0.7 million and $4.1 million as of June 30, 2025, and December 31, 2024, respectively.

There was no sale of available-for-sale securities for each of the three and six months ended June 30, 2025. Proceeds from sale of available-for-sale securities were $18.7 million and $75.6 million for the three and six months ended June 30, 2024, respectively. Gross realized losses on the Company’s available-for-sale securities were $0.3 million and $0.9 million for the three and six months ended June 30, 2024, respectively, and the gross realized income was insignificant for each of the three and six months ended June 30, 2024. The cost of any marketable securities sold is based on the specific-identification method.

The Company did not recognize any credit losses for its marketable available-for-sale debt securities during the three and six months ended June 30, 2025, and 2024.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the above three-tier fair value hierarchy:

	June 30, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Equity securities, debt securities and cash equivalents
U.S. government debt securities	$427,749	$—	$427,749	$—
U.S. agency debt securities	195,539	—	195,539	—
Corporate debt securities	62,618	—	62,618	—
Money market accounts	54,559	54,559	—	—
Preferred stock of privately-held companies	15,001	—	—	15,001
Municipal bonds	3,124	—	3,124	—
Yankee debt securities	488	—	488	—
Total equity securities, debt securities and cash equivalents	$759,078	$54,559	$689,518	$15,001

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Equity securities, debt securities and cash equivalents
U.S. government debt securities	$452,507	$—	$452,507	$—
U.S. agency debt securities	208,487	—	208,487	—
Corporate debt securities	66,904	—	66,904	—
U.S. treasury bills	44,383	44,383	—	—
Preferred stock of privately-held companies	24,927	—	—	24,927
Money market accounts	19,720	19,720	—	—
Municipal bonds	5,531	—	5,531	—
Yankee debt securities	478	—	478	—
Total equity securities, debt securities and cash equivalents	$822,937	$64,103	$733,907	$24,927

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

As of June 30, 2025, and December 31, 2024, the Company had preferred stock of two privately-held companies, which were included in other long-term assets in the accompanying Condensed Consolidated Balance Sheets, that were measured using unobservable (Level 3) inputs. For the value of the investment in private equity securities, the Company elected to measure them at cost minus impairment, as the preferred stock of the privately-held companies did not have a readily determinable fair value.

During the three and six months ended June 30, 2025, the Company performed a qualitative assessment to determine if any of its equity investments measured at cost minus impairment were impaired. Indicators considered included significant declines in the investee’s operating performance, adverse changes in industry conditions, and deterioration in the investee’s financial condition. As part of this review, the Company identified that Helio Genomics, Inc., or Helio Genomics, an investee in which the Company holds a non-marketable equity investment, exhibited several adverse conditions, including a deterioration in financial condition and the inability to secure sufficient financing to support future operations. Given these developments and their impact on Helio Genomics’ ability to continue funding its operations, management concluded that the Company’s investment in Helio Genomics was impaired. To estimate the fair value of the investment, the Company employed a discounted cash flow analysis, using assumptions including projected revenues and expenses, discount rates, and a terminal value multiple. The resulting estimated fair value was deemed insignificant.

The carrying amount of the investment was $9.9 million. Accordingly, the Company recognized an impairment loss of $9.9 million. The impairment is reflected in “Other Expenses” within the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2025. The carrying amount of the investment in Helio Genomics on the Condensed Consolidated Balance Sheet was reduced to its fair value of an insignificant amount, which now represents its new cost basis. In accordance with Accounting Standards Codification 321, no subsequent increases in the fair value will be recognized in net income for this investment.

The Company continues to monitor its investments for changes in facts and circumstances that may indicate further impairments or observable price changes in orderly transactions.

There was no impairment loss recorded as of June 30, 2025 for the other preferred stock investment.

There were no transfers between fair value measurement levels during the three and six months ended June 30, 2025, and 2024.

Note 5. Fixed Assets

Major classes of fixed assets consisted of the following:

	Useful Lives	June 30, 2025	December 31, 2024
		(in thousands)
Medical lab equipment	5 months to 13 Years	$61,118	$57,541
Building improvements	6 months to 39 Years	27,992	27,924
Building	25 to 39 Years	21,689	21,689
Computer hardware	1 to 5 Years	10,162	7,328
Computer software	1 to 10 Years	6,734	7,214
Aircraft	7 Years	6,400	6,400
Leasehold improvements	Shorter of lease term or estimated useful life	4,319	3,323
Furniture and fixtures	1 to 11 Years	4,111	4,109
Land improvements	5 to 15 Years	938	904
Automobile	3 to 8 Years	616	581
General equipment	5 Years	186	108
Land		17,347	17,347
Assets not yet placed in service		7,347	2,792
Total		168,959	157,260
Less: Accumulated depreciation		(58,736)	(51,711)
Fixed assets, net		$110,223	$105,549

Depreciation expense on fixed assets totaled $3.9 million and $7.7 million for the three and six months ended June 30, 2025, respectively, and $4.0 million and $8.6 million for the three and six months ended June 30, 2024, respectively.

Note 6. Other Significant Balance Sheet Accounts

Other current assets consisted of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Prepaid income taxes	$36,454	$3,422
Reagents and supplies	8,981	8,384
Marketable securities interest receivable	5,793	6,241
Prepaid expenses	5,330	6,629
Other receivable	2,052	1,768
Total	$58,610	$26,444

Accrued liabilities consisted of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Payroll liabilities	$7,618	$8,210
Vacation accrual	4,982	4,088
Accrued bonus and commission	2,882	5,803
Operating lease liabilities - short term	1,187	1,443
Other accrued liabilities	5,030	4,735
Total	$21,699	$24,279

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

Other long-term liabilities consisted of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Operating lease liabilities, long term	$3,765	$4,120
Notes payable, long term	1,958	2,493
Other long-term liabilities	182	360
Total	$5,905	$6,973

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

The Company’s Chief Executive Officer serves as its Chief Operating Decision Maker, or CODM. The CODM oversees the Company’s operations and evaluates financial data for its two operating segments separately to make resource allocation decisions. The financial information regularly provided to the CODM includes various performance metrics by reportable segment, such as gross profit, operating income or loss, income or loss before income taxes, net income or loss from consolidated operations, and net income or loss attributable to Fulgent, all presented in accordance with U.S. GAAP. Additionally, the CODM receives these metrics on a non-GAAP basis, which excludes the impact of equity-based compensation expenses, goodwill impairment losses, amortization of intangible assets, and restructuring costs, if applicable. Although multiple financial metrics are provided, the CODM primarily relies on adjusted operating income or loss, on a non-GAAP basis, to evaluate segment performance and allocate resources as this measure enhances the CODM's ability to compare past financial performance with current performance and analyze underlying business performance and trends. The balance sheet is presented on a consolidated basis, as the CODM does not use asset or liability information, including fixed assets, to assess segment performance. As a result, segment asset and liability details are not disclosed. The non-GAAP financial measures disclosed below should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

There is no inter-segment allocation of interest expense and income taxes. There is no inter-segment revenue and operating income or loss. The Company did not allocate income tax by segment. Information regarding the Company’s operations and assets for its reportable segments as well as geographic information are as follows, all dollars are in thousands:

	Laboratory Services	Therapeutic Development	Total
Three Months Ended June 30, 2025
Revenue	$81,803	$—	$81,803
Less:
Adjusted cost of revenue	45,631	—	45,631
Adjusted research and development	5,435	4,706	10,141
Adjusted selling and marketing	11,575	—	11,575
Adjusted general and administrative	21,970	170	22,140
Total adjusted operating loss	$(2,808)	$(4,876)	$(7,684)

	Laboratory Services	Therapeutic Development	Total
Six Months Ended June 30, 2025
Revenue	$155,266	$—	$155,266
Less:
Adjusted cost of revenue	88,968	—	88,968
Adjusted research and development	10,366	8,696	19,062
Adjusted selling and marketing	19,150	—	19,150
Adjusted general and administrative	42,595	430	43,025
Total adjusted operating loss	$(5,813)	$(9,126)	$(14,939)

	Laboratory Services	Therapeutic Development	Total
Three Months Ended June 30, 2024
Revenue	$71,028	$—	$71,028
Less:
Adjusted cost of revenue	42,538	—	42,538
Adjusted research and development	4,861	4,489	9,350
Adjusted selling and marketing	7,593	—	7,593
Adjusted general and administrative	16,579	249	16,828
Total adjusted operating loss	$(543)	$(4,738)	$(5,281)

	Laboratory Services	Therapeutic Development	Total
Six Months Ended June 30, 2024
Revenue	$135,513	$—	$135,513
Less:
Adjusted cost of revenue	82,910	—	82,910
Adjusted research and development	9,061	7,879	16,940
Adjusted selling and marketing	15,532	—	15,532
Adjusted general and administrative	33,279	423	33,702
Total adjusted operating loss	$(5,269)	$(8,302)	$(13,571)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reconciliation of “adjusted operating loss” to “loss before income taxes”
Adjusted operating loss	$(7,684)	$(5,281)	$(14,939)	$(13,571)
Less (add):
Equity-based compensation	10,039	11,635	20,589	23,153
Amortization of intangible assets	1,990	1,990	3,980	3,980
Interest income	(8,091)	(7,706)	(16,109)	(15,091)
Interest expense	17	25	31	(224)
Impairment loss	9,926	—	9,926	—
Other income, net	(46)	(11)	(114)	(2)
Total loss before income taxes	$(21,519)	$(11,214)	$(33,242)	$(25,387)

Significant items by segment excluded from the adjusted operating (loss) income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Equity-based compensation
Laboratory services	$8,034	$9,290	$16,566	$19,328
Therapeutic development	2,005	2,345	4,023	3,825
Total	$10,039	$11,635	$20,589	$23,153

Revenue by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Laboratory services:
Precision diagnostics	$47,292	$43,144	$91,389	$80,590
Anatomic pathology	28,122	23,431	53,422	46,538
BioPharma services	6,253	3,612	10,319	6,268
COVID-19	136	841	136	2,117
Total laboratory services	81,803	71,028	155,266	135,513
Therapeutic development	—	—	—	—
Total	$81,803	$71,028	$155,266	$135,513

Depreciation and amortization by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Laboratory services	$5,889	$5,979	$11,644	$12,468
Therapeutic development	165	174	329	348
Total	$6,054	$6,153	$11,973	$12,816

Interest income and expense by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Laboratory services
Interest income	$8,091	$7,706	$16,109	$15,091
Interest expense	(17)	(25)	(31)	224
Therapeutic development
Interest income	—	—	—	—
Interest expense	—	—	—	—
Total	$8,074	$7,681	$16,078	$15,315

Total assets by segment:

	June 30, 2025	December 31, 2024
Laboratory services	$1,111,177	$1,131,117
Therapeutic development	88,661	88,847
Total	$1,199,838	$1,219,964

Geographic distribution of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$76,207	$64,194	$144,033	$122,044
Foreign
China	2,407	2,477	5,018	6,581
Other countries	3,189	4,357	6,215	6,888
Total foreign	5,596	6,834	11,233	13,469
Total	$81,803	$71,028	$155,266	$135,513

Geographic distribution of property, plant and equipment, net:

	June 30, 2025	December 31, 2024
United States	$103,668	$98,992
Foreign
China	4,806	4,616
Other countries	1,749	1,941
Total foreign	6,555	6,557
Total	$110,223	$105,549

Note 8. Debt, Commitments, and Contingencies

Debt

Notes payable as of June 30, 2025, consisted of $2.4 million of notes payable related to an installment sale contract the Company entered in February 2022 for a building. The notes payable related to the installment sale are due in February 2030, and carry an interest rate of 1.08%. The current portion and noncurrent portion are $0.5 million and $2.0 million, respectively, and the noncurrent portion is included in the other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. The interest expenses for the three and six months ended June 30, 2025, and 2024, were not significant.

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

In addition, and as previously disclosed, the SEC was conducting a non-public formal investigation, which related to (i) the matters raised in the requests for the CID regarding allegations of medically unnecessary laboratory testing, improper billing for laboratory testing, and remuneration received or provided in violation of the Anti-Kickback Statute and the Stark Law and (ii) the Company’s Exchange Act reports filed for 2018 through 2020. On May 6, 2024, the SEC staff advised the Company that the SEC staff made a preliminary determination to recommend that the SEC file an enforcement action against the Company based on a corporate negligence theory, which, if authorized, would have alleged violations of the Exchange Act. In April 2025, the SEC advised the Company that it had concluded this investigation, with no enforcement action recommended. The Company previously recorded a $1.0 million potential liability with respect to this matter and is no longer recording any potential liability in connection with this matter.

Note 9. Leases

Lessee

The Company is party as a lessee to various non-cancelable operating leases with varying terms through March 2034 primarily for laboratory and office space and equipment. The Company has options to renew some of these leases after their expirations. On a lease-by-lease basis, the Company considers such options, which may be elected at the Company’s sole discretion, in determining the lease term. The Company also has various finance leases for lab equipment with varying terms through December 2026, of which some were acquired in business combinations. The Company does not have any leases with variable lease payments. The Company’s operating lease agreements do not contain any residual value guarantees, material restrictive covenants, bargain purchase options, or asset retirement obligations.

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

The operating and finance lease right-of-use asset, short-term lease liabilities, and long-term lease liabilities as of June 30, 2025, and December 31, 2024, were as follows:

	June 30, 2025	December 31, 2024
	(in thousands)
Operating lease ROU asset, net	$4,809	$5,395
Operating lease liabilities, short term	$1,187	$1,443
Operating lease liabilities, long term	$3,765	$4,120
Finance lease ROU asset, net	$508	$771
Finance lease liabilities, short term	$354	$398
Finance lease liabilities, long term	$181	$360

The following was operating and finance lease expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Operating lease cost	$446	$1,348	$881	$2,977
Finance lease cost:
Amortization of ROU assets	85	136	217	273
Interest on lease liabilities	5	11	11	23
Short-term lease cost	396	322	957	638
Total lease cost	$932	$1,817	$2,066	$3,911

Supplemental information related to leases was the following:

June 30, 2025
Weighted-average remaining lease term, operating leases	5.91 years
Weighted-average discount rate, operating leases	5.41%
Weighted-average remaining lease term, finance lease	1.50 years
Weighted-average discount rate, finance lease	3.21%

The following is a maturity analysis of operating and finance lease liabilities using undiscounted cash flows on an annual basis with renewal periods included:

	Operating Leases	Finance Lease
	(in thousands)
Year ending December 31,
2025 (remaining 6 months)	$841	$183
2026	1,109	366
2027	949	—
2028	479	—
2029	546	—
2030	555	—
Thereafter	1,479	—
Total lease payments	5,958	549
Less imputed interest	(1,006)	(14)
Total	$4,952	$535

Note 10. Equity-Based Compensation

The Company has included equity-based compensation expense as part of cost of revenue and operating expenses in the accompanying Condensed Consolidated Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$1,737	$1,999	$3,517	$4,008
Research and development	3,339	4,136	6,813	7,980
Selling and marketing	711	1,002	1,601	2,052
General and administrative	4,252	4,498	8,658	9,113
Total	$10,039	$11,635	$20,589	$23,153

Note 11. Income Taxes

The Company recorded consolidated benefit from income taxes of $2.3 million and $2.1 million for the three and six months ended June 30, 2025, respectively, compared to $2.1 million and $2.5 million for the three and six months ended June 30, 2024, respectively. The Company’s effective tax rates were 11% and 6% for the three and six months ended June 30, 2025, respectively, compared to 19% and 10% for the three and six months ended June 30, 2024, respectively. The change in the effective tax rate compared to prior periods is due to the valuation allowance that precludes the Company from recognizing the benefit from net operating losses.

The Company is under examination by certain tax authorities for the 2020 to 2021 and 2023 tax years. While the timing of the conclusion of the examination is uncertain, the Company believes that adequate amounts have been reserved for adjustments that may result. During 2025, the statutes of limitations will lapse on the Company’s 2021 federal tax year and certain 2020 and 2021 state tax years. The Company does not believe the federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next 12 months.

The Company received an insignificant amount and $1.7 million in income tax refunds in the three and six months ended June 30, 2025, respectively, and $0.7 million and $7.0 million in the three and six months ended June 30, 2024, respectively. The income tax refunds received were not netted in the income tax paid amounts included in the supplemental disclosure in the accompanying Condensed Consolidated Statements of Cash Flows.

During the three months ended June 30, 2025, the Company purchased $33.8 million of Investment Tax Credits under the transferability provisions of the Inflation Reduction Act of 2022 for $31.7 million in cash. The $2.1 million difference between the purchase price and the face value of the credits has been recorded as an increase to the Company’s income tax benefit for the period. The Company will not utilize any of the acquired credits on its 2024 tax return. Instead, the Company will carry back the credits to its 2021 tax year and file a request for a refund. As such, the entire $33.8 million is reflected as an increase in the Company’s prepaid income tax in other current assets in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2025.

Note 12. Loss per Share

The following table presents the calculation of basic and diluted loss per share for the three and six months ended June 30, 2025, and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net loss attributable to Fulgent	$(18,957)	$(8,710)	$(30,487)	$(22,172)

Weighted-average common shares - outstanding, basic	30,544	30,098	30,687	29,933
Weighted-average common shares - outstanding, diluted	30,544	30,098	30,687	29,933

Loss per share:
Basic	$(0.62)	$(0.29)	$(0.99)	$(0.74)
Diluted	$(0.62)	$(0.29)	$(0.99)	$(0.74)

The following securities have been excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Stock options	101	228	101	228
Restricted stock units	2,187	2,057	2,187	2,057

In the three and six months ended June 30, 2025, and 2024, the Company had outstanding stock options and restricted stock units that were excluded from the weighted-average share calculation for continuing operations due to the Company’s net loss positions.

Note 13. Related Party

Ming Hsieh, the Chief Executive Officer and Chairperson of the Board of Directors, was on the board of directors and an approximately 20% owner of ANP prior to April 25, 2025, with which the Company entered into certain drug-related licensing and development service agreements. The Chief Executive Officer of Fulgent Pharma, Ray Yin, is the Founder, President and Chief Technology Officer of ANP. The Company incurred $0.1 million and $0.6 million related to the licensing and development services in the three and six months ended June 30, 2025, prior to April 25, 2025, respectively, and $0.3 million and $1.0 million in the three and six months ended June 30, 2024, respectively. As of April 25, 2025, and December 31, 2024, the Company owed $0.3 million and $0.2 million, respectively, to ANP in connection with these relationships. The Company also entered into an employee service agreement with ANP in April 2023 and recognized insignificant amounts in the three and six months ended June 30, 2025, and 2024. Insignificant amounts were owed to the Company by ANP in connection with the employee service agreement as of April 25, 2025, and December 31, 2024. In July 2025, the Company completed an acquisition of 100% of ANP. See more details in Note 17. Subsequent Events.

Note 14. Goodwill and Intangible Assets

There was no change in the carrying amount in the six months ended June 30, 2025. Goodwill as of June 30, 2025, and December 31, 2024, was $22.1 million, all of which was related to the therapeutic development business.

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

Therapeutic Development

Based upon the results of the quantitative assessments the Company performed as of December 31, 2024, the Company concluded that the fair values of the therapeutic development reporting unit and the IPR&D asset at December 31, 2024, were greater than the carrying values and that there was no impairment. There have been no significant changes in the six months ended June 30, 2025.

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

Summaries of intangible assets balances as of June 30, 2025, and December 31, 2024, were as follows:

	Weighted-Average Amortization Period	June 30, 2025	December 31, 2024
		(in thousands)
Laboratory Services
Customer Relationships	13 Years	$83,108	$83,088
Less: accumulated amortization		(22,351)	(19,079)
Customer relationships, net		60,757	64,009

Royalty-free technology	10 Years	5,165	5,069
Less: accumulated amortization		(2,152)	(1,859)
Royalty-free technology, net		3,013	3,210

Trade name	8 Years	3,790	3,790
Less: accumulated amortization		(1,648)	(1,401)
Trade name, net		2,142	2,389

Laboratory information system platform	5 Years	1,860	1,860
Less: accumulated amortization		(1,457)	(1,271)
Laboratory information system platform, net		403	589

In-place lease intangible assets	5 Years	360	360
Less: accumulated amortization		(221)	(186)
In-place lease intangible assets, net		139	174

Purchased patent	10 Years	28	27
Less: accumulated amortization		(12)	(10)
Purchased patent, net		16	17
Total		66,470	70,388

Therapeutic Development
In-process research & development	n/a	64,590	64,590
Total		64,590	64,590
Total intangible assets, net		$131,060	$134,978

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

Amortization of intangible assets was $2.0 million and $4.0 million in each of the three and six months ended June 30, 2025, and 2024, respectively.

Based on the carrying value of intangible assets recorded as of June 30, 2025, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for intangible assets is expected to be as follows:

Amounts
(in thousands)
Year ending December 31,
2025 (remaining 6 months)	$3,985
2026	7,665
2027	7,205
2028	7,170
2029	6,913
2030	6,785
Thereafter	26,747
Total	$66,470

Note 15. Stock Repurchase Program

In March 2022, the Company’s Board of Directors authorized a $250.0 million stock repurchase program. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions. The stock repurchase program has no expiration from the date of authorization.

During the three and six months ended June 30, 2025, the Company repurchased 0.2 million and 0.6 million shares of its common stock, respectively, at an aggregate cost of $3.0 million and $10.9 million, respectively, under the stock repurchase program. During the three and six months ended June 30, 2024, the Company repurchased zero and 10,000 shares of its common stock, respectively, at an aggregate cost of zero and $0.2 million, respectively. As of June 30, 2025, a total of approximately $139.6 million remained available for future repurchases of its common stock under the stock repurchase program.

Note 16. Retirement Plans

The Company offers a 401(k) retirement savings plan, or the 401(k) Plan, for its employees, including its executive officers, who satisfy certain eligibility requirements. The Internal Revenue Code of 1986, as amended, allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) Plan. The Company matches contributions to the 401(k) Plan based on the amount of salary deferral contributions the participant makes to the 401(k) Plan. The Company will match up to 4% of an employee’s compensation that the employee contributes to their 401(k) Plan account. Total Company matching contributions to the 401(k) Plan were $1.0 million and $2.2 million for the three and six months ended June 30, 2025, respectively, and $1.0 million and $1.9 million for the three and six months ended June 30, 2024, respectively.

Note 17. Subsequent Events

Business Combination

On July 9, 2025, the Company completed an acquisition of 100% of ANP, an innovation-driven company, which has developed multiple proprietary product platforms. The acquisition was structured as a combination of cash and stock, with a preliminary consideration of $4.2 million, net of cash received. The consideration includes a contingent consideration of approximately $5.7 million worth of the Company’s common stock based on ANP’s achievement of certain milestones as described in the acquisition agreement. The Company has not yet completed the purchase accounting due to the timing of the acquisition, and it continues to evaluate the estimated fair values of the assets acquired and the liabilities assumed. Accordingly, the fair value of the assets and liabilities acquired, including goodwill and other intangible assets, is not yet available.

This acquisition enables the Company to secure ownership of the patents previously licensed from ANP, which are currently utilized in ongoing clinical studies. By securing full ownership of these intellectual property rights, the Company aims to enhance its control over the development and commercialization of related therapeutic candidates, thereby aligning with its strategic objectives to advance clinical programs.

One Big Beautiful Bill Act

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act, or OBBBA. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation and domestic research cost expensing. ASC 740, “Income Taxes,” requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted.

As the enactment of the OBBBA occurred after the balance sheet date of June 30, 2025, the consolidated financial statements for the three and six months ended June 30, 2025, do not reflect any adjustments related to the OBBBA. The Company is still evaluating the full impact of the OBBBA. Any changes resulting from this evaluation will be reflected in the period in which the legislation was enacted.

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

Business Risks and Uncertainties and Other Factors Affecting Our Performance

Our business and prospects are exposed to numerous risks and uncertainties, as described below and in the 2024 Annual Report. For more information, see “Item 1A. Risk Factors” in Part I of the 2024 Annual Report and “Item 1A. Risk Factors” in Part II of our Quarterly Report for the quarter ended March 31, 2025, filed with the SEC on May 2, 2025, or our Q1 2025 Quarterly Report. In addition, our performance in any period is affected by a number of other factors. See the description of some of the material factors affecting our performance in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Business Risks and Uncertainties and Other Factors Affecting Our Performance” of the 2024 Annual Report and in “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations- Factors Affecting Our Performance” in our Q1 2025 Quarterly Report. In particular and as previously mentioned, we continue to be subject to audits and investigations by government agencies, including audits from applicable tax authorities, and continue to navigate changes and the effects of recent international trade policies and tax legislation. The final results of these matters are uncertain and could materially affect our business and results of operations.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Statement of Operation Data
Revenue	$81,803	$71,028	$10,775	15%	$155,266	$135,513	$19,753	15%
Cost of revenue	47,368	44,537	2,831	6%	92,485	86,918	5,567	6%
Gross profit	34,435	26,491	7,944	30%	62,781	48,595	14,186	29%
Operating expenses
Research and development	13,480	13,486	(6)	0%	25,875	24,920	955	4%
Selling and marketing	12,286	8,595	3,691	43%	20,751	17,584	3,167	18%
General and administrative	26,392	21,326	5,066	24%	51,683	42,815	8,868	21%
Amortization of intangible assets	1,990	1,990	—	0%	3,980	3,980	—	0%
Total operating expenses	54,148	45,397	8,751	19%	102,289	89,299	12,990	15%
Operating loss	(19,713)	(18,906)	(807)	4%	(39,508)	(40,704)	1,196	(3)%
Other income (expenses)
Interest income	8,091	7,706	385	5%	16,109	15,091	1,018	7%
Interest expense	(17)	(25)	8	(32)%	(31)	224	(255)	(114)%
Impairment loss	(9,926)	—	(9,926)	*	(9,926)	—	(9,926)	*
Other income, net	46	11	35	318%	114	2	112	5600%
Total other (expense) income, net	(1,806)	7,692	(9,498)	(124)%	6,266	15,317	(9,051)	(59)%
Loss before income taxes	(21,519)	(11,214)	(10,305)	92%	(33,242)	(25,387)	(7,855)	31%
Benefit from income taxes	(2,263)	(2,124)	(139)	7%	(2,087)	(2,451)	364	(15)%
Net loss from consolidated operations	(19,256)	(9,090)	(10,166)	112%	(31,155)	(22,936)	(8,219)	36%
Net loss attributable to noncontrolling interests	299	380	(81)	(21)%	668	764	(96)	(13)%
Net loss attributable to Fulgent	$(18,957)	$(8,710)	$(10,247)	118%	$(30,487)	$(22,172)	$(8,315)	38%
* not meaningful

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Revenue from laboratory services
Precision diagnostics	$47,292	$43,144	$4,148	10%	$91,389	$80,590	$10,799	13%
Anatomic pathology	28,122	23,431	4,691	20%	53,422	46,538	6,884	15%
BioPharma services	6,253	3,612	2,641	73%	10,319	6,268	4,051	65%
COVID-19	136	841	(705)	(84)%	136	2,117	(1,981)	(94)%
Total laboratory services	$81,803	$71,028	$10,775	15%	$155,266	$135,513	$19,753	15%

Revenue increased by $10.8 million, or 15%, from $71.0 million in the three months ended June 30, 2024, to $81.8 million in the three months ended June 30, 2025. The increase in revenue between periods was driven by increases of $4.1 million in precision diagnostics, $4.7 million in anatomic pathology, and $2.6 million in BioPharma services, partially offset by a decrease of $0.7 million in COVID-19 testing.

Revenue increased by $19.8 million, or 15%, from $135.5 million in the six months ended June 30, 2024, to $155.3 million in the six months ended June 30, 2025. The increase in revenue between periods was driven by increases of $10.8 million in precision diagnostics, $6.9 million in anatomic pathology, and $4.1 million in BioPharma services, partially offset by a decrease of $2.0 million in COVID-19 testing.

The increase in precision diagnostics revenue was driven by growth in our reproductive health services and continued strength in legacy diagnostic offerings. Anatomic pathology services revenue increased primarily due to the absence of weather-related disruptions and client losses that had affected the prior year; in addition, the investment that we have made in digital pathology is starting to show return. BioPharma services revenue increased largely as a result of the timing of service projects, though this revenue is expected to remain variable due to the long sale cycles and fluctuations in project timing. Additionally, COVID-19 related revenue recognized in 2024 was due to variable consideration recognized for services completed in prior periods. We do not expect future material revenues from our COVID-19 testing services.

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

Our customer base includes insurance, institutional, and individual payors. In some periods, our revenue is concentrated on a smaller number of customers. For the laboratory services segment, aggregating customers that are under common control, one customer comprised $17.6 million, or 22%, of our revenue in the three months ended June 30, 2025, and contributed $35.2 million, or 23%, of total revenue in the six months ended June 30, 2025. The same customer contributed $16.9 million, or 24%, of our revenue in the three months ended June 30, 2024, and contributed $29.6 million, or 22%, of total revenue in the six months ended June 30, 2024. To reduce this revenue risk, we will focus on increasing the number of customers and thereby reducing the concentration.

Revenue from non-U.S. sources decreased by $1.2 million, or 18%, from $6.8 million in the three months ended June 30, 2024, to $5.6 million in the three months ended June 30, 2025. Revenue from non-U.S. sources decreased by $2.2 million, or 17%, from $13.5 million in the six months ended June 30, 2024, to $11.2 million in the six months ended June 30, 2025. The decrease was primarily due to a one-time licensing arrangement recognized in the prior period that did not recur in the current period. Additionally, the Company started to group revenue from Puerto Rico and the U.S. Virgin Islands as United States geographic revenue beginning in the third quarter of 2024. These revenues had historically been grouped as non-U.S.

Cost of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$47,368	$44,537	$2,831	6%	$92,485	$86,918	$5,567	6%
Cost of revenue as a % of revenue	58%	63%			60%	64%

Our consolidated cost of revenue increased by $2.8 million, or 6%, from $44.5 million in the three months ended June 30, 2024, to $47.4 million in the three months ended June 30, 2025. The increase was primarily due to increases of $1.9 million in personnel expenses, $0.7 million in reagent and supply costs, $0.6 million in consulting and outside labor costs, $0.5 million in depreciation expenses, and partially offset by decreases of $0.6 million in facility expenses, $0.2 million in shipping and handling expenses, and $0.1 million in software and software licensing.

Our consolidated cost of revenue increased by $5.6 million, or 6%, from $86.9 million in the six months ended June 30, 2024, to $92.5 million in the six months ended June 30, 2025. The increase was primarily due to increases of $3.0 million in personnel costs due to increased headcount, $1.6 million in reagent and supply costs, $0.5 million in depreciation expenses, $0.4 million in office expenses, $0.4 million in consulting and outside labor costs, $0.3 million in facility expenses, $0.3 million in software and software licensing, and partially offset by a decrease of $1.0 million in shipping and handling expenses.

Our consolidated cost of revenues as a percentage of revenue decreased from 63% in the three months ended June 30, 2024, to 58% in the three months ended June 30, 2025. Our consolidated cost of revenues as a percentage of revenue decreased from 64% in the six months ended June 30, 2024, to 60% in the six months ended June 30, 2025.

Our gross profit increased by $7.9 million, or 30%, from $26.5 million in the three months ended June 30, 2024, to $34.4 million in the three months ended June 30, 2025, and increased $14.2 million, or 29%, from $48.6 million in the six months ended June 30, 2024, to $62.8 million in the six months ended June 30, 2025. Our gross profit as a percentage of revenue, or gross margin, increased from 37% in the three months ended June 30, 2024, to 42% in the three months ended June 30, 2025, and 36% in the six months ended June 30, 2024, to 40% in the six months ended June 30, 2025. This is driven by the increased revenue and efforts of optimizing cost structures.

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Research and development
Laboratory services	$7,450	$7,334	$116	2%	$14,532	$14,655	$(123)	(1)%
Therapeutic development	6,030	6,152	(122)	(2)%	11,343	10,265	1,078	11%
Total research and development	$13,480	$13,486	$(6)		$25,875	$24,920	$955

Laboratory services

During the three and six months ended June 30, 2025, research and development expenses for our laboratory services segment remained largely in line with prior-year periods. This consistent spending supports advancing our core technology and expanding future testing services. Personnel costs, including bonuses and equity-based compensation, were the primary driver, totaling approximately $6.8 million and $6.4 million in the three months ended June 30, 2025, and 2024, respectively, and $13.1 million in each of the six months ended June 30, 2025, and 2024. Reagent and supply costs were $0.3 million for each of the three months ended June 30, 2025, and 2024 and $0.7 million for each of the six months ended June 30, 2025, and 2024. All other expense categories including facilities, depreciation, software and software licensing, are not individually significant and have remained stable. We expect research and development expenses for our laboratory services segment continue to remain consistent for the remainder of 2025.

Therapeutic Development

For the therapeutic development segment, the research and development expenses in the three months ended June 30, 2025, consisted of $3.1 million in contract research organizations, or CRO, costs, $2.6 million in personnel costs, including equity-based compensation, and $0.2 million in depreciation expenses. In the three months ended June 30, 2024, these expenses comprised $3.3 million in CRO costs, $2.6 million of personnel costs, including equity-based compensation, and $0.2 million in depreciation expenses.

For the therapeutic development segment, the research and development expenses in the six months ended June 30, 2025, consisted of $5.7 million in CRO costs, $5.1 million in personnel costs, including equity-based compensation, and $0.3 million in depreciation expenses. In the six months ended June 30, 2024, these expenses comprised $5.6 million in CRO costs, $4.2 million of personnel expenses, including equity-based compensation, and $0.3 million in depreciation expenses.

Research and development expenses for the therapeutic development segment remained flat for each of the three months ended June 30, 2025, and 2024. Research and development expenses for the therapeutic development segment increased by $1.1 million, or 11%, from $10.3 million in the six months ended June 30, 2024, to $11.3 million in the six months ended June 30, 2025. The increase was primarily driven by increases of $0.9 million in personnel costs, including equity-based compensation expense, and $0.1 million in CRO costs. The overall increase was attributed to the advancement and continuation of the clinical study of FID-007, along with FID-022. In the three and six months ended June 30, 2025, approximately $0.6 million and $1.6 million, respectively, was incurred for the preclinical development of FID-022, whereas related costs in the three and six months ended June 30, 2024, were minimal. Expenses for our therapeutic development segment will be influenced by our ability to progress our therapeutic candidates through development with the Food and Drug Administration, or the FDA, the timing of which can be uncertain and delayed due to a variety of factors beyond our control, including recently announced staff reductions at the FDA which may affect the FDA’s ability to provide any required approvals or review in a timely manner or in the timelines expected.

Looking ahead, we expect research and development expenses to continue increasing as clinical trials progress for FID-007, FID-022, and other preclinical studies.

Selling and Marketing

Our consolidated selling and marketing expenses increased by $3.7 million, or 43%, from $8.6 million in the three months ended June 30, 2024, to $12.3 million in the three months ended June 30, 2025. The increase in consolidated selling and marketing expenses was due to increases of $1.6 million in personnel costs, $1.5 million in advertising and marketing expenses, $0.3 million in software and software licensing, and $0.2 million in consulting and outside labor.

Our consolidated selling and marketing expenses increased by $3.2 million, or 18%, from $17.6 million in the six months ended June 30, 2024, to $20.8 million in the six months ended June 30, 2025. The increase in consolidated selling and marketing expenses was due to increases of $1.3 million in personnel costs, $1.3 million in advertising and marketing expenses, $0.3 million in consulting and outside labor, and $0.2 million in software and software licensing.

General and Administrative

Our consolidated general and administrative expenses increased by $5.1 million, or 24%, from $21.3 million in the three months ended June 30, 2024, to $26.4 million in the three months ended June 30, 2025. The increase in consolidated general and administrative expenses was due to increases of $4.3 million in provision for credit losses, $0.7 million in personnel costs, $0.5 million in software and software licensing fees, $0.5 million in consulting and outside labor costs, $0.4 million in insurance charges, and partially offset by decreases of $0.9 million in facility expenses and $0.5 million in depreciation expenses.

Our consolidated general and administrative expenses increased by $8.9 million, or 21%, from $42.8 million in the six months ended June 30, 2024, to $51.7 million in the six months ended June 30, 2025. The increase in consolidated general and administrative expenses was due to increases of $8.8 million in provision for credit losses, $1.7 million in personnel costs, $0.7 million in software and software licensing fees, $0.7 million in consulting and outside labor costs, $0.6 million in insurance charges, $0.3 million in bank charges, $0.3 million in office expenses, and partially offset by decreases of $2.0 million in facility expenses, $1.3 million in depreciation expenses, $0.5 million in legal and professional fees, and $0.3 million in accounting expenses.

Amortization of Intangible Assets

Our consolidated amortization of intangible assets represents amortization expenses on the intangible assets that arose from the business combinations in 2022 and 2021, and a patent purchased in 2021. The Company did not have any new business combinations in the current period.

Other Income (Expenses)

Other income (expense) is primarily comprised of interest income, which was $8.1 million and $16.1 million in the three and six months ended June 30, 2025, respectively, $7.7 million and $15.1 million in the three and six months ended June 30, 2024, respectively. This interest income included interest earned on marketable securities and realized gain or loss on sale of marketable securities. The change in interest income was primarily due to net loss realized from sale of marketable securities in prior year. Other expenses primarily consisted of a one-time, non-cash impairment of a prior investment as discussed further in Note 4 of the financial statements included in this quarterly report.

Benefit from Income Taxes

Benefit from income taxes was $2.3 million and $2.1 million for the three and six months ended June 30, 2025, respectively, compared with $2.1 million and $2.5 million for the three and six months ended June 30, 2024, respectively. The Company’s effective tax rate was 11% and 6% the three and six months ended June 30, 2025, respectively, compared to 19% and 10% for the three and six months ended June 30, 2024, respectively. The change in the effective tax rate compared to prior period is due to the valuation allowance that precludes us from recognizing the benefit from our net operating losses.

On July 4, 2025, President Trump signed into law the OBBBA. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation and domestic research cost expensing. ASC 740, “Income Taxes,” requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted.

As the enactment of the OBBBA occurred after the balance sheet date of June 30, 2025, the consolidated financial statements for the three and six months ended June 30, 2025, do not reflect any adjustments related to the OBBBA. We are still evaluating the full impact of the OBBBA. Any changes resulting from this evaluation will be reflected in the period in which the legislation was enacted.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest represents net loss attributable to minority shareholders from entities not wholly owned.

Liquidity and Capital Resources

Liquidity and Sources of Cash

We had $777.5 million and $828.6 million in cash, cash equivalents, restricted cash, and marketable securities as of June 30, 2025, and December 31, 2024, respectively. Our marketable securities primarily consist of U.S. government and U.S. agency debt securities, U.S. treasury bills, corporate bonds, municipal bonds, and Yankee debt securities as of June 30, 2025, and December 31, 2024.

Our main uses of cash are for capital expenditures, primarily in buildings, building improvements, and medical laboratory equipment, as well as for stock repurchases, supporting our operations, and to fund strategic acquisitions as we continue to invest in and seek to grow our business. Cash used to cover operating expenses is impacted by the timing of our expense payments, as reflected in the changes in our outstanding accounts payable and accrued expenses.

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

Cash Flows

The following table summarizes our cash flows from continuing operations for each of the periods presented:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash (used in) provided by operating activities	$(34,602)	$11,551
Net cash provided by (used in) investing activities	$81,133	$(39,882)
Net cash used in financing activities	$(13,810)	$(3,953)

Operating Activities

During the six months ended June 30, 2025, our operations used $34.6 million of cash, as compared to $11.6 million provided in the six months ended June 30, 2024. The decrease in cash from operating activities in the six months ended June 30, 2025, as compared with the corresponding period in 2024, was primarily due to the purchase of IRA tax credits of $33.8 million and timing of cash receipts from customers and cash payments for operating expenses. We expect to incur more operating expenses and use more cash in operating activities in the coming quarters as a result of our planned and ongoing clinical trials for FID-007 and FID-022, and as we continue to invest resources to grow our laboratory services business.

Investing Activities

The cash provided by or used in investing activities are impacted by capital expenditures for operation needs and timing of payments, timing of maturities of marketable securities, and discretionary business combinations and other investment.

Cash provided by investing activities in the six months ended June 30, 2025 was $81.1 million, which primarily represents $92.7 million in the maturities of marketable securities, partially offset by $11.5 million related to the purchase of fixed assets consisting mainly of building improvement, medical laboratory equipment, and computer hardware.

Cash used in investing activities in the six months ended June 30, 2024, was $39.9 million, which primarily represents $258.8 million in purchase of marketable securities and $17.0 million related to the purchase of fixed assets, including real estate, partially offset by $160.1 million related to maturities of marketable securities and $75.6 million related to proceeds from the sale of marketable securities.

Financing Activities

Cash used in financing activities in the six months ended June 30, 2025, was $13.8 million, which primarily related to $10.9 million used in the repurchase of common stock and $2.2 million used in common stock withholding for employee tax obligations.

Cash used in financing activities in the six months ended June 30, 2024, was $4.0 million, which primarily related to $2.2 million used in common stock withholding for employee tax obligations, $1.2 million used in the repayment of notes payable, and $0.2 million for repurchase of common stock.

We did not expect to use any credit facilities due to the strong cash position as of June 30, 2025.

Stock Repurchase Program

In March 2022, our Board of Directors authorized a $250.0 million stock repurchase program. The stock repurchase program has no expiration from the date of authorization. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions.

During the three and six months ended June 30, 2025, we repurchased 0.2 million and 0.6 million shares of our common stock, respectively, at an aggregate cost of $3.0 million and $10.9 million, respectively, under the stock repurchase program. During the three and six months ended June 30, 2024, we repurchased zero and 10,000 shares of our common stock, respectively, at an aggregate cost of zero and $0.2 million, respectively, under the stock repurchase program. As of June 30, 2025, a total of approximately $139.6 million remained available for future repurchases of our common stock under our stock repurchase program.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see Part II, “Item 7A, Quantitative and Qualitative Disclosures About Market Risk,” in the 2024 Annual Report. There were no material changes during the six months ended June 30, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control (as required by Rule 13a-15(b) under the Exchange Act) over the financial reporting during the three and six months ended June 30, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth in Part I, “Item 1A, Risk Factors,” of the 2024 Annual Report and as set forth in Part II, “Item 1A. Risk Factors” of our Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 2, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

To date, we have used $267.9 million of the net proceeds from sales of our common stock to fund the Company’s operations and business combinations. All other net proceeds from sales of our common stock are invested in investment-grade and interest-bearing securities, such as U.S. government and U.S. agency debt securities, corporate bonds, and municipal bonds. There has been no material change in the planned use of proceeds from the sales of our common stock from that described in the applicable prospectus.

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

The number of shares of common stock repurchased by the Company under the stock repurchase program and the average price paid per share for the three months ended June 30, 2025, are as follows:

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid Per Share (1)	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs
April 2025 (4/1/2025-4/30/2025)	177,000	$16.91	177,000	$139,493,000
May 2025 (5/1/2025-5/31/2025)	—	$—	—	$139,493,000
June 2025 (6/1/2025-6/30/2025)	—	$—	—	$139,493,000
Total	177,000		177,000

(1) Includes commissions for the shares repurchased under the stock repurchase program.

Item 5. Other Information

Rule 10b5-1 trading arrangements

During the three months ended June 30, 2025, none of our directors or officers adopted or terminated “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K. However, Ming Hsieh, our Chief Executive Officer, terminated a prepaid variable forward agreement, or the Prepaid Agreement, dated as of September 14, 2022, with an unaffiliated bank, which constitutes a “non‑Rule 10b5‑1 trading arrangement” as defined in Item 408 of Regulation S-K. Under the Prepaid Agreement, Mr. Hsieh pledged up to 0.8 million shares of our common stock, or the Pledged Shares. On June 9, 2025, Mr. Hsieh elected to terminate the arrangement. Upon the payment of $16.4 million, the Pledged Shares were no longer subject to the Prepaid Agreement.

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

FULGENT GENETICS, INC.

Date: August 1, 2025	By:	/s/ Ming Hsieh
Ming Hsieh
Chief Executive Officer (principal executive officer)

Date: August 1, 2025	By:	/s/ Paul Kim
Paul Kim
Chief Financial Officer (principal financial and accounting officer)