Form 10-Q
period 2025-09-30
Fulgent Genetics, Inc.
filed 2025-11-07
CIK 1674930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 3, 2025, there were 30,912,392 outstanding shares of the registrant’s common stock.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FULGENT GENETICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value data)

(unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$117,641	$55,144
Marketable securities	258,162	202,962
Trade accounts receivable, net of allowance for credit losses of $21,528 as of September 30, 2025, and $20,458 as of December 31, 2024	71,187	69,021
Other current assets	60,384	26,444
Total current assets	507,374	353,571
Marketable securities, long-term	411,778	570,351
Intangible assets, net	135,255	134,978
Fixed assets, net	111,865	105,549
Goodwill	25,080	22,055
Other long-term assets	23,211	33,460
Total assets	$1,214,563	$1,219,964
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,088	$18,364
Accrued liabilities	23,010	24,279
Customer deposit	28,543	27,610
Contract liabilities	2,309	2,234
Notes payable, current	476	412
Total current liabilities	72,426	72,899
Deferred tax liabilities	7,040	6,370
Unrecognized tax benefits	6,783	4,563
Other long-term liabilities	7,557	6,973
Total liabilities	93,806	90,805
Commitments and Contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value per share, 50,000 shares authorized, 34,274 shares issued and 30,854 shares outstanding as of September 30, 2025, and 33,614 shares issued and 30,841 shares outstanding as of December 31, 2024	3	3
Preferred stock, $0.0001 par value per share, 1,000 shares authorized, no shares issued or outstanding as of September 30, 2025, and December 31, 2024	—	—
Additional paid-in capital	565,690	543,126
Accumulated other comprehensive income (loss)	6,823	(368)
Retained earnings	553,372	590,467
Total Fulgent stockholders’ equity	1,125,888	1,133,228
Noncontrolling interest	(5,131)	(4,069)
Total stockholders’ equity	1,120,757	1,129,159
Total liabilities and stockholders’ equity	$1,214,563	$1,219,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$84,069	$71,743	$239,335	$207,256
Cost of revenue	48,557	44,972	141,042	131,890
Gross profit	35,512	26,771	98,293	75,366
Operating expenses
Research and development	13,860	11,783	39,735	36,703
Selling and marketing	11,642	9,124	32,393	26,708
General and administrative	23,335	20,950	75,018	63,765
Amortization of intangible assets	2,025	1,993	6,005	5,973
Total operating expenses	50,862	43,850	153,151	133,149
Operating loss	(15,350)	(17,079)	(54,858)	(57,783)
Other income (expenses)
Interest income	7,874	8,090	23,983	23,181
Interest expense	(28)	(14)	(59)	210
Impairment loss	—	(10,073)	(9,926)	(10,073)
Other (expense) income, net	(5)	544	109	554
Total other income (expense), net	7,841	(1,453)	14,107	13,872
Loss before income taxes	(7,509)	(18,532)	(40,751)	(43,911)
Benefit from income taxes	(683)	(3,838)	(2,770)	(6,281)
Net loss from consolidated operations	(6,826)	(14,694)	(37,981)	(37,630)
Net loss attributable to noncontrolling interests	218	46	886	810
Net loss attributable to Fulgent	$(6,608)	$(14,648)	$(37,095)	$(36,820)

Net loss per common share attributable to Fulgent
Basic	$(0.21)	$(0.48)	$(1.21)	$(1.22)
Diluted	$(0.21)	$(0.48)	$(1.21)	$(1.22)
Weighted-average common shares:
Basic	30,749	30,416	30,708	30,095
Diluted	30,749	30,416	30,708	30,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss from consolidated operations	$(6,826)	$(14,694)	$(37,981)	$(37,630)
Other comprehensive income:
Foreign currency translation income	114	718	456	274
Net gain on available-for-sale debt securities, net of tax	742	9,537	6,559	7,777
Net comprehensive loss from consolidated operations	(5,970)	(4,439)	(30,966)	(29,579)
Net loss attributable to noncontrolling interest	218	46	886	810
Foreign currency translation (gain) loss attributable to noncontrolling interest	(31)	(200)	176	(78)
Comprehensive loss (income) attributable to noncontrolling interest	187	(154)	1,062	732
Comprehensive loss attributable to Fulgent	$(5,783)	$(4,593)	$(29,904)	$(28,847)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Fulgent Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Fulgent Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2024	30,841	$3	$543,126	$(368)	$590,467	$1,133,228	$(4,069)	$1,129,159
Equity-based compensation	—	—	10,550	—	—	10,550	—	10,550
Restricted stock awards	360	—	—	—	—	—	—	—
Common stock withholding for employee tax obligations	(111)	—	(1,887)	—	—	(1,887)	—	(1,887)
Repurchase of common stock	(469)	—	(7,886)	—	—	(7,886)	—	(7,886)
Other comprehensive income, net	—	—	—	4,703	—	4,703	30	4,733
Net loss	—	—	—	—	(11,530)	(11,530)	(369)	(11,899)
Balance at March 31, 2025	30,621	$3	$543,903	$4,335	$578,937	$1,127,178	$(4,408)	$1,122,770
Equity-based compensation	—	—	10,039	—	—	10,039	—	10,039
Restricted stock awards	182	—	—	—	—	—	—	—
Common stock withholding for employee tax obligations	(18)	—	(345)	—	—	(345)	—	(345)
Repurchase of common stock	(177)	—	(2,998)	—	—	(2,998)	—	(2,998)
Other comprehensive income (loss), net	—	—	—	1,663	—	1,663	(237)	1,426
Net loss	—	—	—	—	(18,957)	(18,957)	(299)	(19,256)
Balance at June 30, 2025	30,608	$3	$550,599	$5,998	$559,980	$1,116,580	$(4,944)	$1,111,636
Equity-based compensation	—	—	9,717	—	—	9,717	—	9,717
Restricted stock awards	264	—	—	—	—	—	—	—
Common stock withholding for employee tax obligations	(18)	—	(357)	—	—	(357)	—	(357)
Contingently issuable shares in a business combination (1)	—	—	5,731	—	—	5,731	—	5,731
Other comprehensive income, net	—	—	—	825	—	825	31	856
Net loss	—	—	—	—	(6,608)	(6,608)	(218)	(6,826)
Balance at September 30, 2025	30,854	$3	$565,690	$6,823	$553,372	$1,125,888	$(5,131)	$1,120,757

(1) The Company agreed to issue up to 292,682 shares of the Company’s common stock in the acquisition of ANP Technologies, Inc., or ANP, upon achieving certain cash receipts. $5.7 million represented the fair value of the shares on the acquisition date. As of September 30, 2025, no common stock has been issued as the milestones have not been met. See details in Note 15. Business Combinations.

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

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flow from operating activities:
Net loss from consolidated operations	$(37,981)	$(37,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	30,306	34,073
Depreciation and amortization	18,011	18,736
Adjustment for credit losses	5,794	(3,210)
Noncash lease expense	1,197	3,283
(Gain) loss on disposal of fixed asset	(3)	217
Amortization of discount of marketable securities	(4,161)	(4,005)
Deferred taxes	(1,110)	(3,372)
Unrecognized tax benefits	437	348
Net realized (gain) loss on marketable securities	(21)	942
Impairment loss	9,926	10,073
Other	34	14
Changes in operating assets and liabilities:
Trade accounts receivable	(7,874)	(2,978)
Income tax	(33,056)	(20,199)
Other current and long-term assets	(1,025)	(576)
Accounts payable	(374)	3,874
Contract liabilities	75	93
Customer deposits	923	4,236
Accrued liabilities and other liabilities	(3,414)	(4,589)
Operating lease liabilities	(1,179)	(3,288)
Net cash used in operating activities	(23,495)	(3,958)
Cash flow from investing activities:
Maturities of marketable securities	132,910	278,008
Proceeds from sale of marketable securities	—	101,528
Proceeds from sale of fixed assets	5	313
Purchase of marketable securities	(18,879)	(374,209)
Purchases of fixed assets	(17,594)	(36,537)
Acquisition of businesses, net of cash	3,775	—
Net cash provided by (used in) investing activities	100,217	(30,897)
Cash flow from financing activities:
Repurchase of common stock	(10,884)	(225)
Common stock withholding for employee tax obligations	(2,589)	(2,657)
Repayment of notes payable	(471)	(1,230)
Principal paid for finance lease	(311)	(408)
Net cash used in financing activities	(14,255)	(4,520)
Effect of exchange rate changes on cash and cash equivalents	30	79
Net increase (decrease) in cash, cash equivalents, and restricted cash	62,497	(39,296)
Cash, cash equivalents, and restricted cash at beginning of period	55,279	97,473
Cash, cash equivalents, and restricted cash at end of period	$117,776	$58,177
Supplemental disclosures of cash flow information:
Cash and cash equivalents	$117,641	58,042
Restricted cash	135	135
Total cash, cash equivalents, and restricted cash	$117,776	$58,177
Income taxes paid	$32,936	26,642
Interest Paid	$48	462
Supplemental disclosures of non-cash investing and financing activities:
Contingent consideration for business acquisition included in additional paid-in capital (1)	$5,731	—
Purchases of fixed assets in accounts payable	$2,071	2,488
Holdback for acquisition of business included in other long-term liabilities (1)	$1,887	—
Operating lease right-of-use assets obtained in exchange for lease liabilities	$38	1,158
Operating lease right-of-use assets reduced due to lease modification and termination	$(46)	57
Operating lease liabilities removed due to purchasing underlying assets	$—	2,799

(1) These non-cash activities are related to the acquisition of ANP. Refer to Note 15. Business Combinations for further details.

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

Nature of the Business

Fulgent Genetics, Inc., together with its subsidiaries and affiliated professional corporations, or PCs (collectively referred to as the Company, unless otherwise noted or the context requires otherwise), is a technology-based company with a well-established laboratory services business and a therapeutic development business. Its laboratory services business includes technical laboratory services and testing services and professional interpretation of laboratory results by licensed physicians. Its therapeutic development business is focused on developing drug candidates for treating a broad range of cancers using a novel nanoencapsulation and targeted therapy platform designed to improve the therapeutic window and pharmacokinetic profile of new and existing cancer drugs. The Company aims to transform from a genomic diagnostic business into a fully integrated precision medicine company.

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

Note 2. Summary of Significant Accounting Policies

See Note 2. Summary of Significant Accounting Policies, to the Company’s Consolidated Financial Statements included in the 2024 Annual Report.

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

Trade Accounts Receivable and Allowance for Credit Losses

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains an allowance for credit losses for expected uncollectible trade accounts receivable, which is recorded as an offset to trade accounts receivable, and changes in allowance for credit losses are classified as a general and administrative expense in the accompanying Condensed Consolidated Statements of Operations. The Company assesses collectability by reviewing trade accounts receivable on a collective basis where similar risk characteristics exist and on an individual basis when it identifies specific customers that have deterioration in credit quality such that they may no longer share similar risk characteristics with the other receivables. In determining the amount of the allowance for credit losses, the Company uses a loss rate model or probability-of-default and loss-given default model. Following the loss rate method, expected credit losses are determined based on an estimated historical loss rate. The probability of default method allows the ability to define a point of default and measure credit losses for receivables that have reached the point of default for purposes of calculating the allowance for credit losses. Loss-given default represents the likelihood that a receivable that has reached the point of default will not be collected in full. The Company updates its loss rate and factors quarterly to incorporate the most recent historical data and adjusts the quantitative portion of the reserve through its qualitative reserve overlay. The Company looks at qualitative factors such as general economic conditions in determining expected credit losses.

A roll-forward of the activity in the Company’s allowance for credit losses for the nine months ended September 30, 2025, dollars in thousands, is as follows:

Allowance for credit losses at beginning of year	$20,458
Current period provision	5,794
Write-downs	(4,795)
Recoveries of amounts previously charged off	71
Allowance for credit losses as of September 30, 2025	$21,528

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

Finite-Lived Intangible Assets

Intangible assets, unless determined to be indefinite-lived, are amortized over their estimated useful lives. The Company amortizes intangible assets with definite lives on a straight-line basis generally over periods ranging from 3 to 18 years. See Note 14. Goodwill and Intangible Assets, for details of intangible assets.

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

The income-based fair value methodology is based on a reporting unit’s forecasted future cash flows that are discounted to the present value using the reporting unit’s weighted-average cost of capital. The income-based approach requires management’s assumptions and judgments regarding economic conditions in the markets in which the company operates and conditions in the capital markets, many of which are outside of management’s control. The market-based fair value methodology looks at the guideline public company valuation method to determine the prices of comparable public companies and looks at merger and acquisition methods, similar businesses that were sold recently, to estimate the value of the reporting units. Under the market-based approach, judgment is required in evaluating market multiples and recent transactions.

Impairment of Long-Lived Assets

The Company evaluates the carrying amount of its long-lived assets whenever events or changes in circumstances indicate that the assets may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of an asset and its eventual disposition are less than the carrying amount of the asset.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, marketable securities, trade accounts receivable, restricted cash, preferred stock investments, accounts payable, and accrued liabilities. The carrying amounts of certain of these financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities. Fair value of marketable securities and the preferred stock investments is disclosed in Note 4. Fair Value Measurements, to the accompanying condensed consolidated financial statements.

Concentrations of Credit Risk, Customers, and Suppliers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, trade accounts receivable, and marketable securities. As of September 30, 2025, substantially all of the Company’s cash and cash equivalents were deposited in accounts at financial institutions, and amounts typically exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial strength of the depository institutions in which its cash and cash equivalents are held.

In certain periods, a small number of customers have accounted for a significant portion of the Company’s revenue. For the laboratory services segment, aggregating customers under common control, one customer comprised $19.2 million, or 23%, of total revenue in the three months ended September 30, 2025, and $54.4 million, or 23%, of the Company’s revenue in the nine months ended September 30, 2025. The same customer comprised $16.2 million, or 23%, of total revenue in the three months ended September 30, 2024, and $45.7 million, or 22%, of the Company’s revenue in the nine months ended September 30, 2024. The same customer comprised 14% of total accounts receivable, net, as of September 30, 2025, and 15% of total accounts receivable, net, as of December 31, 2024. For the therapeutic development segment, the Company does not have customers or revenue as it does not have any commercialized or approved drug candidates.

The Company’s therapeutic development business relies on ANP Technologies, Inc., or ANP, for certain laboratory services, equipment, tools, and drug intermediates in connection with research and development efforts. In July 2025, the Company completed an acquisition of 100% of the outstanding equity of ANP. See more details in Note 15. Business Combinations. The Company also relies on a limited number of suppliers for certain laboratory substances used in the chemical reactions incorporated into its processes, referred to as reagents, as well as for the sequencers and various other equipment and materials it uses in its laboratory operations. In particular, the Company relies on a sole supplier for the next generation sequencers and associated reagents it uses to perform its genetic tests and as the sole provider of maintenance and repair services for these sequencers. The Company’s laboratory operations would be interrupted if it encountered delays or difficulties securing these reagents, sequencers, other equipment or materials or maintenance and repair services, which could occur for a variety of reasons, including if the Company needs a replacement or temporary substitute for any of its limited or sole suppliers and is not able to locate and make arrangements with an acceptable replacement or temporary substitute. The Company’s development efforts could also be delayed or interrupted if it is unable to procure items needed for its therapeutic development activities. The Company believes there are currently only a few other manufacturers that are capable of supplying and servicing some of the equipment and other materials necessary for its laboratory operations, including sequencers and various associated reagents.

Reportable Segment and Geographic Information

Reportable segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the Chief Operating Decision Maker, or CODM, in making decisions regarding resource allocation and assessing performance. The Company’s CODM is its Chief Executive Officer. The Company reports its business in two segments, a laboratory services business and a therapeutic development business. For further financial information about these segments, including information for each of the periods presented regarding revenue, operating income (loss), and other important information, see Note 7. Reportable Segment and Geographic Information, to the accompanying condensed consolidated financial statements.

Foreign Currency Translation and Foreign Currency Transactions

The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Expenses for these subsidiaries are translated using rates that approximate those in effect during the period. These unrealized gains and losses are recognized in accumulated other comprehensive income in the equity section of the accompanying Condensed Consolidated Balance Sheets, and do not impact net income.

The Company and its subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period. The carrying value of these will change with exchange rate fluctuations resulting in a foreign currency transaction gain or loss which is recognized in other income, net in the Condensed Consolidated Statements of Operations. Reagents and supplies, property, and other nonmonetary assets and liabilities are remeasured when the transaction is initially recognized using the historical rate that was in effect when the asset was acquired or liability was incurred. The carrying amounts do not change as a result of exchange rate fluctuations and no foreign currency transaction gain or loss is recognized. Gains and losses from foreign currency exchange were not significant for the three and nine months ended September 30, 2025, and 2024.

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

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. Other comprehensive income or loss consists of net unrealized gain or loss on available-for-sale debt securities, net of tax, and foreign currency translation adjustments from the Company’s subsidiaries not using the U.S. dollar as their functional currency. There was no reclassification from other comprehensive income or loss to net loss in the three and nine months ended September 30, 2025. Reclassifications from other comprehensive loss to net loss were $2.7 million and $3.5 million in the three and nine months ended September 30, 2024, respectively. The tax effect related to net unrealized gain or loss on the available-for-sale debt securities was zero in each of the three and nine months ended September 30, 2025, and 2024, due to the valuation allowance that precludes the Company from recognizing the deferred tax benefit.

Disaggregation of Revenue

The Company classifies its customers into three payor types: (i) Institutional, including hospitals, medical institutions, other laboratories, governmental bodies, and large corporations, (ii) Insurance, or (iii) Patients who pay directly, as the Company believes this best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. The following table summarizes revenue from contracts with customers by payor type for the three and nine months ended September 30, 2025, and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenue by payor
Institutional	$48,947	$39,822	$135,890	$112,376
Insurance	32,679	30,661	97,808	91,584
Patients	2,443	1,260	5,637	3,296
Total revenue	$84,069	$71,743	$239,335	$207,256

During the three and nine months ended September 30, 2024, the Company experienced a change in estimate related to variable consideration, leading to the recognition of zero and $1.8 million variable consideration, respectively, that related to COVID-19 test services completed in the prior periods due to collection efforts. This was included as revenue from insurance in the table above. There was zero such variable consideration recognized in each of the three and nine months ended September 30, 2025. The Company estimates variable consideration using the expected value method. Any changes in variable consideration estimates that affect transactions are accounted for on a cumulative catch-up basis.

Contract Balances

Receivables from contracts with customers - Receivables from contracts with customers are included within trade accounts receivable on the Condensed Consolidated Balance Sheets. Receivables from Insurance and Institutional customers represented 52% and 48%, respectively, as of September 30, 2025, and 44% and 56%, respectively, as of December 31, 2024.

Contract assets and liabilities - Contract assets from contracts with customers associated with contract execution and certain costs to fulfill a contract are included in other current assets in the accompanying Condensed Consolidated Balance Sheets. Contract liabilities are recorded when the Company receives payment prior to completing its obligation to transfer goods or services to a customer. Contract liabilities are included in the Condensed Consolidated Balance Sheets. Revenues of $0.2 million and $0.4 million were recognized for the three and nine months ended September 30, 2025, respectively, and $0.8 million and $1.6 million were recognized for the three and nine months ended September 30, 2024, respectively, related to contract liabilities at the beginning of the respective periods.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update provides all entities with a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. Amendments in this update are effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this amendment on its financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangible - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update simplifies the capitalization guidance by removing all references to software development project stages, so that the guidance is neutral to different software development methods. Amendments in this update are effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impacts of this amendment on its financial statements and related disclosures.

The Company does not expect that any other recently issued accounting guidance will have a significant effect on its condensed consolidated financial statements.

Note 3. Equity and Debt Securities

The Company’s investment in equity and debt securities consisted of the following:

	September 30, 2025
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Equity securities
Long-term
Preferred stock of privately-held companies	$15,001	$—	$—	$15,001
Total equity securities	15,001	—	—	15,001
Available-for-sale debt securities
Short-term
U.S. government debt securities	120,652	376	(7)	121,021
U.S. agency debt securities	107,518	104	(11)	107,611
Corporate debt securities	28,056	95	(39)	28,112
Municipal bonds	925	1	—	926
Yankee debt securities	500	—	(8)	492
Money market accounts	89,492	—	—	89,492
Less: Cash equivalents	(89,492)	—	—	(89,492)
Total debt securities due within 1 year	257,651	576	(65)	258,162
After 1 year through 5 years
U.S. government debt securities	305,215	2,955	(136)	308,034
U.S. agency debt securities	76,595	168	(201)	76,562
Corporate debt securities	26,001	169	—	26,170
Municipal bonds	1,015	1	(4)	1,012
Total debt securities due after 1 year through 5 years	408,826	3,293	(341)	411,778
Total available-for-sale debt securities	666,477	3,869	(406)	669,940
Total equity and debt securities	$681,478	$3,869	$(406)	$684,941

	December 31, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Equity securities
Long-term
Preferred stock of privately-held companies	$24,927	$—	$—	$24,927
Total equity securities	24,927	—	—	24,927
Available-for-sale debt securities
Short-term
U.S. government debt securities	75,054	136	(25)	75,165
U.S. agency debt securities	65,490	72	(23)	65,539
U.S. treasury bills	44,366	19	(2)	44,383
Corporate debt securities	19,177	12	(50)	19,139
Municipal bonds	3,719	1	(7)	3,713
Money market accounts	19,720	—	—	19,720
Less: Cash equivalents	(24,696)	(1)	—	(24,697)
Total debt securities due within 1 year	202,830	239	(107)	202,962
After 1 year through 5 years
U.S. government debt securities	379,060	565	(2,283)	377,342
U.S. agency debt securities	144,398	57	(1,507)	142,948
Corporate debt securities	47,801	114	(150)	47,765
Municipal bonds	1,820	2	(4)	1,818
Yankee debt securities	501	—	(23)	478
Total debt securities due after 1 year through 5 years	573,580	738	(3,967)	570,351
Total available-for-sale debt securities	776,410	977	(4,074)	773,313
Total equity and debt securities	$801,337	$977	$(4,074)	$798,240

Gross unrealized losses on the Company’s equity and debt securities were $0.4 million and $4.1 million as of September 30, 2025, and December 31, 2024, respectively.

There was no sale of available-for-sale securities for each of the three and nine months ended September 30, 2025. Proceeds from sale of available-for-sale securities were $25.9 million and $101.5 million for the three and nine months ended September 30, 2024, respectively. Gross realized losses on the Company’s available-for-sale securities were $0.1 million and $1.0 million for the three and nine months ended September 30, 2024, respectively, and the gross realized income was insignificant for each of the three and nine months ended September 30, 2024. The cost of any marketable securities sold is based on the specific-identification method.

The Company did not recognize any credit losses for its marketable available-for-sale debt securities during the three and nine months ended September 30, 2025, and 2024.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the above three-tier fair value hierarchy:

	September 30, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Equity securities, debt securities and cash equivalents
U.S. government debt securities	$429,055	$—	$429,055	$—
U.S. agency debt securities	184,173	—	184,173	—
Money market accounts	89,492	89,492	—	—
Corporate debt securities	54,282	—	54,282	—
Preferred stock of privately-held companies	15,001	—	—	15,001
Municipal bonds	1,938	—	1,938	—
Yankee debt securities	492	—	492	—
Total equity securities, debt securities and cash equivalents	$774,433	$89,492	$669,940	$15,001

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Equity securities, debt securities and cash equivalents
U.S. government debt securities	$452,507	$—	$452,507	$—
U.S. agency debt securities	208,487	—	208,487	—
Corporate debt securities	66,904	—	66,904	—
U.S. treasury bills	44,383	44,383	—	—
Preferred stock of privately-held companies	24,927	—	—	24,927
Money market accounts	19,720	19,720	—	—
Municipal bonds	5,531	—	5,531	—
Yankee debt securities	478	—	478	—
Total equity securities, debt securities and cash equivalents	$822,937	$64,103	$733,907	$24,927

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

As of September 30, 2025, and December 31, 2024, the Company held preferred stock of two privately-held companies, which were included in other long-term assets in the accompanying Condensed Consolidated Balance Sheets, that were measured using unobservable (Level 3) inputs. For the value of the investment in private equity securities, the Company elected to measure them at cost minus impairment, as the preferred stock of the privately-held companies did not have a readily determinable fair value.

During the nine months ended September 30, 2025, the Company performed a qualitative assessment to determine if any of its equity investments measured at cost minus impairment were impaired. Indicators considered included significant declines in the investee’s operating performance, adverse changes in industry conditions, and deterioration in the investee’s financial condition. As part of this review, the Company identified that Helio Genomics, Inc., or Helio Genomics, an investee in which the Company holds a non-marketable equity investment, exhibited several adverse conditions, including a deterioration in financial condition and the inability to secure sufficient financing to support future operations. Given these developments and their impact on Helio Genomics’ ability to continue funding its operations, management concluded that the Company’s investment in Helio Genomics was impaired. To estimate the fair value of the investment, the Company employed a discounted cash flow analysis, using assumptions including projected revenues and expenses, discount rates, and a terminal value multiple. The resulting estimated fair value was deemed insignificant.

The carrying amount of the investment was $9.9 million. Accordingly, the Company recognized an impairment loss of $9.9 million. The impairment is reflected in “Other Expenses” within the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2025. The carrying amount of the investment in Helio Genomics on the Condensed Consolidated Balance Sheet was reduced to its fair value of an insignificant amount, which now represents its new cost basis. In accordance with Accounting Standards Codification, or ASC, 321, “Investments - Equity Securities” no subsequent increases in the fair value will be recognized in net income for this investment.

The Company continues to monitor its investments for changes in facts and circumstances that may indicate further impairments or observable price changes in orderly transactions.

There was no impairment loss recorded as of September 30, 2025 for the other preferred stock investment.

There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2025, and 2024.

Note 5. Fixed Assets

Major classes of fixed assets consisted of the following:

	Useful Lives	September 30, 2025	December 31, 2024
		(in thousands)
Medical lab equipment	5 months to 13 Years	$56,704	$57,541
Building improvements	6 months to 39 Years	29,629	27,924
Building	25 to 39 Years	21,689	21,689
Computer hardware	1 to 5 Years	8,419	7,328
Computer software	1 to 10 Years	6,289	7,214
Aircraft	7 Years	6,400	6,400
Leasehold improvements	Shorter of lease term or estimated useful life	4,324	3,323
Furniture and fixtures	1 to 11 Years	4,256	4,109
Land improvements	5 to 15 Years	938	904
Automobile	3 to 8 Years	616	581
General equipment	5 Years	186	108
Land		17,347	17,347
Assets not yet placed in service		9,267	2,792
Total		166,064	157,260
Less: Accumulated depreciation		(54,199)	(51,711)
Fixed assets, net		$111,865	$105,549

Depreciation expenses on fixed assets totaled $3.9 million and $11.7 million for the three and nine months ended September 30, 2025, respectively, and $3.8 million and $12.4 million for the three and nine months ended September 30, 2024, respectively.

Note 6. Other Significant Balance Sheet Accounts

Other current assets consisted of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Prepaid income taxes	$36,478	$3,422
Reagents and supplies	10,064	8,384
Marketable securities interest receivable	6,126	6,241
Prepaid expenses	6,314	6,629
Other receivable	1,402	1,768
Total	$60,384	$26,444

Accrued liabilities consisted of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Payroll liabilities	$5,618	$8,210
Vacation accrual	5,108	4,088
Accrued bonus and commission	3,887	5,803
Operating lease liabilities - short term	1,487	1,443
Other accrued liabilities	6,910	4,735
Total	$23,010	$24,279

Other accrued liabilities as of September 30, 2025, included $1.6 million for income tax payable, related to the acquisition of ANP, as further described in Note 15. Business Combinations. Other accrued liabilities also included legal accruals, short-term finance lease liabilities, health insurance liabilities, and third-party billing services.

Other long-term liabilities consisted of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Operating lease liabilities, long term	$3,622	$4,120
Notes payable, long term	1,958	2,493
Other long-term liabilities	1,977	360
Total	$7,557	$6,973

Note 7. Reportable Segment and Geographic Information

The Company has two distinct reportable segments. The laboratory services segment offers a technical laboratory, testing services, and professional interpretation of laboratory results by licensed physicians who specialize in pathology and oncology. The therapeutic development segment is a pharmaceutical research and development entity.

The Company’s Chief Executive Officer also serves as its CODM. The CODM oversees the Company’s operations and evaluates financial data for its two operating segments separately to make resource allocation decisions. The financial information regularly provided to the CODM includes various performance metrics by reportable segment, such as gross profit, operating income or loss, income or loss before income taxes, net income or loss from consolidated operations, and net income or loss attributable to Fulgent, all presented in accordance with U.S. GAAP. Additionally, the CODM receives these metrics including gross profit, operating income or loss, income or loss before income taxes, net income or loss from consolidated operations, and net income or loss attributable to Fulgent on a non-GAAP basis, which excludes the impact of equity-based compensation expenses, acquisition-related costs, amortization of intangible assets, and impairment losses. Although multiple financial metrics are provided, the CODM primarily relies on adjusted operating income or loss, on a non-GAAP basis, to evaluate segment performance and allocate resources as this measure enhances the CODM’s ability to compare past financial performance with current performance and analyze underlying business performance and trends. The balance sheet is presented on a consolidated basis, as the CODM does not use asset or liability information, including fixed assets, to assess segment performance. As a result, segment asset and liability details are not disclosed. The non-GAAP financial measures disclosed below should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

The newly acquired entity, ANP, is considered part of the therapeutic development segment as this acquisition was strategically undertaken to gain full control over the patents and technologies utilized in the development of drug candidates within the therapeutic development segment. Consequently, ANP’s operations are integrated into the therapeutic development segment, with shared resources and collaborative efforts, and the CODM evaluates ANP’s operations as part of the therapeutic development segment’s consolidated financial information. Therefore, ANP’s financial results are grouped within the therapeutic development segment’s reporting. ANP generates revenue from technologies licensed to pharmaceutical and biotech companies, as well as contract research organizations, or CROs.

There is no inter-segment allocation of interest expense and income taxes. There is no inter-segment revenue and operating income or loss. The Company did not allocate income tax by segment. Information regarding the Company’s operations and assets for its reportable segments as well as geographic information are as follows, all dollars are in thousands:

	Laboratory Services	Therapeutic Development	Total
Three Months Ended September 30, 2025
Revenue	$83,931	$138	$84,069
Less:
Adjusted cost of revenue	46,860	—	46,860
Adjusted research and development	5,150	5,463	10,613
Adjusted selling and marketing	10,906	—	10,906
Adjusted general and administrative	18,530	678	19,208
Total adjusted operating loss	$2,485	$(6,003)	$(3,518)

	Laboratory Services	Therapeutic Development	Total
Nine Months Ended September 30, 2025
Revenue	$239,197	$138	$239,335
Less:
Adjusted cost of revenue	135,828	—	135,828
Adjusted research and development	15,516	14,159	29,675
Adjusted selling and marketing	30,056	—	30,056
Adjusted general and administrative	60,828	1,108	61,936
Total adjusted operating loss	$(3,031)	$(15,129)	$(18,160)

	Laboratory Services	Therapeutic Development	Total
Three Months Ended September 30, 2024
Revenue	$71,743	$—	$71,743
Less:
Adjusted cost of revenue	43,032	—	43,032
Adjusted research and development	4,595	3,605	8,200
Adjusted selling and marketing	8,193	—	8,193
Adjusted general and administrative	16,271	213	16,484
Total adjusted operating loss	$(348)	$(3,818)	$(4,166)

	Laboratory Services	Therapeutic Development	Total
Nine Months Ended September 30, 2024
Revenue	$207,256	$—	$207,256
Less:
Adjusted cost of revenue	125,942	—	125,942
Adjusted research and development	13,657	11,483	25,140
Adjusted selling and marketing	23,725	—	23,725
Adjusted general and administrative	49,550	636	50,186
Total adjusted operating loss	$(5,618)	$(12,119)	$(17,737)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation of “adjusted operating loss” to “loss before income taxes”
Adjusted operating loss	$(3,518)	$(4,166)	$(18,160)	$(17,737)
Less (add):
Equity-based compensation	9,717	10,920	30,306	34,073
Acquisition-related costs	90	—	387	—
Amortization of intangible assets	2,025	1,993	6,005	5,973
Interest income	(7,874)	(8,090)	(23,983)	(23,181)
Interest expense	28	14	59	(210)
Impairment loss	—	10,073	9,926	10,073
Other income, net	5	(544)	(109)	(554)
Total loss before income taxes	$(7,509)	$(18,532)	$(40,751)	$(43,911)

Significant items by segment excluded from the adjusted operating (loss) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Equity-based compensation
Laboratory services	$7,716	$9,055	$24,282	$28,382
Therapeutic development	2,001	1,865	6,024	5,691
Total	$9,717	$10,920	$30,306	$34,073

Revenue by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Laboratory services:
Precision diagnostics	$50,734	$43,582	$142,123	$124,172
Anatomic pathology	25,983	24,228	79,405	70,766
BioPharma services	7,214	3,933	17,533	10,201
COVID-19	—	—	136	2,117
Total laboratory services	83,931	71,743	239,197	207,256
Therapeutic development:
Other revenue	138	—	138	—
Total therapeutic development	138	—	138	—
Total	$84,069	$71,743	$239,335	$207,256

Depreciation and amortization by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Laboratory services	$5,928	$5,751	$17,572	$18,219
Therapeutic development	110	169	439	517
Total	$6,038	$5,920	$18,011	$18,736

Interest income and expense by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Laboratory services
Interest income	$7,874	$8,090	$23,983	$23,181
Interest expense	(28)	(14)	(59)	210
Therapeutic development
Interest income	—	—	—	—
Interest expense	—	—	—	—
Total	$7,846	$8,076	$23,924	$23,391

Total assets by segment:

	September 30, 2025	December 31, 2024
Laboratory services	$1,083,426	$1,131,117
Therapeutic development	131,137	88,847
Total	$1,214,563	$1,219,964

Geographic distribution of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$77,608	$65,703	$221,641	$189,052
Foreign
China	3,128	2,785	8,146	9,366
Other countries	3,333	3,255	9,548	8,838
Total foreign	6,461	6,040	17,694	18,204
Total	$84,069	$71,743	$239,335	$207,256

Geographic distribution of property, plant and equipment, net:

	September 30, 2025	December 31, 2024
United States	$105,462	$98,992
Foreign
China	4,717	4,616
Other countries	1,686	1,941
Total foreign	6,403	6,557
Total	$111,865	$105,549

Note 8. Debt, Commitments, and Contingencies

Debt

Notes payable as of September 30, 2025, consisted of $2.4 million of notes payable related to an installment sale contract the Company entered in February 2022 for a building. The notes payable related to the installment sale are due in February 2030, and carry an interest rate of 1.08%. The current portion and noncurrent portion are $0.5 million and $2.0 million, respectively, and the noncurrent portion is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. The interest expense for the three and nine months ended September 30, 2025, and 2024, was not significant.

Operating and Finance Leases

See Note 9. Leases, for further information.

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

Note 9. Leases

Lessee

The Company is party as a lessee to various non-cancelable operating leases with varying terms through March 2034 primarily for laboratory and office space and equipment. The Company has options to renew some of these leases after their expirations. On a lease-by-lease basis, the Company considers such options, which may be elected at the Company’s sole discretion, in determining the lease term. The Company also has a finance lease for lab equipment with a term through December 2026, some of which were acquired in business combinations. The Company does not have any leases with variable lease payments. The Company’s operating lease agreements do not contain any residual value guarantees, material restrictive covenants, bargain purchase options, or asset retirement obligations.

The Company’s headquarters are located in El Monte, California, which is comprised of various corporate offices and a laboratory certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, accredited by the College of American Pathologists, or CAP, and licensed by the State of California Department of Public Health. Other CLIA-certified laboratories are located in Coppell, Texas; Needham, Massachusetts; Phoenix, Arizona; and Alpharetta, Georgia. The Company has also obtained National Association of Testing Authorities, or NATA, accreditation in Dulwich, Australia.

The operating and finance lease right-of-use asset, or ROU asset, short-term lease liabilities, and long-term lease liabilities as of September 30, 2025, and December 31, 2024, were as follows:

	September 30, 2025	December 31, 2024
	(in thousands)
Operating lease ROU asset, net	$4,950	$5,395
Operating lease liabilities, short term	$1,487	$1,443
Operating lease liabilities, long term	$3,622	$4,120
Finance lease ROU asset, net	$423	$771
Finance lease liabilities, short term	$357	$398
Finance lease liabilities, long term	$91	$360

The following was operating and finance lease expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Operating lease cost	$556	$767	$1,437	$3,744
Finance lease cost:
Amortization of ROU assets	85	134	301	407
Interest on lease liabilities	4	9	15	32
Short-term lease cost	424	360	1,382	998
Total lease cost	$1,069	$1,270	$3,135	$5,181

Supplemental information related to leases was the following:

September 30, 2025
Weighted-average remaining lease term, operating leases	5.47 years
Weighted-average discount rate, operating leases	5.67%
Weighted-average remaining lease term, finance lease	1.25 years
Weighted-average discount rate, finance lease	3.21%

The following is a maturity analysis of operating and finance lease liabilities using undiscounted cash flows on an annual basis with renewal periods included:

	Operating Leases	Finance Lease
	(in thousands)
Year ending December 31,
2025 (remaining 3 months)	$517	$92
2026	1,525	366
2027	957	—
2028	482	—
2029	549	—
2030	559	—
Thereafter	1,489	—
Total lease payments	6,078	458
Less imputed interest	(969)	(10)
Total	$5,109	$448

Note 10. Equity-Based Compensation

The Company has included equity-based compensation expense as part of cost of revenue and operating expenses in the accompanying Condensed Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$1,697	$1,940	$5,214	$5,948
Research and development	3,247	3,583	10,060	11,563
Selling and marketing	736	931	2,337	2,983
General and administrative	4,037	4,466	12,695	13,579
Total	$9,717	$10,920	$30,306	$34,073

Note 11. Income Taxes

The Company recorded consolidated benefit from income taxes of $0.7 million and $2.8 million for the three and nine months ended September 30, 2025, respectively, compared to $3.8 million and $6.3 million for the three and nine months ended September 30, 2024, respectively. The Company’s effective tax rates were 9% and 7% for the three and nine months ended September 30, 2025, respectively, compared to 21% and 14% for the three and nine months ended September 30, 2024, respectively. The change in the effective tax rate compared to prior periods is due to the valuation allowance in the current period that precludes the Company from recognizing the benefit from net operating losses.

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

The Company received $0.1 million and $1.8 million in income tax refunds in the three and nine months ended September 30, 2025, respectively, and $2.9 million and $9.8 million in the three and nine months ended September 30, 2024, respectively. The income tax refunds received were not netted in the income tax paid amounts included in the supplemental disclosure in the accompanying Condensed Consolidated Statements of Cash Flows.

During the nine months ended September 30, 2025, the Company purchased $33.8 million of Investment Tax Credits, or ITCs, under the transferability provisions of the Inflation Reduction Act of 2022 for $31.7 million in cash. The $2.1 million difference between the purchase price and the face value of the credits has been recorded as an increase to the Company’s income tax benefit for the period. The Company will not utilize any of the acquired credits on its 2024 tax return. Instead, the Company will carry back the credits to its 2021 and 2022 tax years and file a request for a refund. As such, the entire $33.8 million is reflected as an increase in the Company’s prepaid income tax in other current assets in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2025. The payment of this refund may be delayed during the pendency of and as a result of the U.S. “government shutdown” in effect as of the date of these financial statements.

On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was signed into law, making permanent certain provisions of the Tax Cuts and Jobs Act, including 100% bonus depreciation and domestic research cost expensing. In accordance with ASC 740, “Income Taxes,” the Company has recognized the effects of the new tax law in the period of enactment. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The legislation does not have a material impact on our consolidated financial statements for the quarter ended September 30, 2025. The Company is still evaluating the potential impact of the changes in the OBBBA on future periods.

Note 12. Loss per Share

The following table presents the calculation of basic and diluted loss per share for the three and nine months ended September 30, 2025, and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net loss attributable to Fulgent	$(6,608)	$(14,648)	$(37,095)	$(36,820)

Weighted-average common shares - outstanding, basic	30,749	30,416	30,708	30,095
Weighted-average common shares - outstanding, diluted	30,749	30,416	30,708	30,095

Loss per share:
Basic	$(0.21)	$(0.48)	$(1.21)	$(1.22)
Diluted	$(0.21)	$(0.48)	$(1.21)	$(1.22)

The following securities have been excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Stock options	101	228	101	228
Restricted stock units	2,368	2,177	2,368	2,177
Contingently issuable shares	293	—	293	—

In the three and nine months ended September 30, 2025, and 2024, the Company had outstanding stock options and restricted stock units that were excluded from the weighted-average share calculation for continuing operations due to the Company’s net loss positions.

In the three and nine months ended September 30, 2025, the Company also had contingently issuable shares for contingent consideration to the acquisition of ANP that were excluded from the weighted-average share calculation for continuing operations due to the Company’s net loss positions. The milestones have not been satisfied as of September 30, 2025, thus, nothing was included in dilutive shares. See more details in Note 15. Business Combinations.

Note 13. Related Party

Prior to April 25, 2025, Ming Hsieh, the Chief Executive Officer and Chairperson of the Board of Directors, was on the board of directors and an approximately 20% owner of ANP, with which the Company entered into certain drug-related licensing and development service agreements.

The Chief Executive Officer of Fulgent Pharma, Ray Yin, is the Founder, President and Chief Technology Officer of ANP. The Company incurred zero and $0.6 million related to the licensing and development services in the three and nine months ended September 30, 2025, prior to April 25, 2025, respectively, and $0.6 million and $1.6 million in the three and nine months ended September 30, 2024, respectively. As of April 25, 2025, and December 31, 2024, the Company owed $0.3 million and $0.2 million, respectively, to ANP in connection with these relationships. The Company also entered into an employee service agreement with ANP in April 2023 and recognized insignificant amounts in the three and nine months ended September 30, 2025, and 2024. Insignificant amounts were owed to the Company by ANP in connection with the employee service agreement as of April 25, 2025, and December 31, 2024. In July 2025, the Company completed an acquisition of 100% of the outstanding equity of ANP, which included the settlement of all outstanding liabilities and receivables. See more details in Note 15. Business Combinations.

Note 14. Goodwill and Intangible Assets

The Company has identified its laboratory services business and its therapeutic development business as its two operating segments, and the Company determined that the operating segments represented the two reporting units. The newly acquired entity, ANP, is considered part of therapeutic development segment.

Therapeutic Development

The changes in the carrying amounts of goodwill for the therapeutic development segment in the nine months ended September 30, 2025 were as follows:

(in thousands)
Balance at December 31, 2024	$22,055
Goodwill acquired	3,025
Balance at September 30, 2025	$25,080

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

During the nine months ended September 30, 2025, there have been no significant changes except for the acquisition of ANP. The acquisition of ANP resulted in $3.0 million in goodwill and $3.9 million in IPR&D. The Company engaged a third-party valuation company for the valuation of the IPR&D on the acquisition date. There is no indication of a potential impairment for the Company's goodwill and IPR&D.

There can be no assurance that the estimates and assumptions management made for the purposes of the goodwill or IPR&D impairment analysis will prove to be accurate predictions of future performance. It is possible that the conclusions regarding impairment or recoverability of goodwill or intangible assets could change in future periods. Management will continue to monitor the therapeutic development reporting unit. For all IPR&D projects, there are major risks and uncertainties associated with the timely and successful completion of development and commercialization of these drug candidates, including the ability to confirm their efficacy based on data from clinical trials, the ability to obtain necessary regulatory approvals, and the ability to successfully complete these tasks within budgeted costs. The Company is not able to market a human therapeutic drug without obtaining regulatory approvals, and such approvals require completing clinical trials that demonstrate a drug candidate is safe and effective. In addition, the availability and extent of coverage and reimbursement from insurance payors, including government healthcare programs and private insurance plans, impact the revenues a product can generate. Consequently, the eventual realized value, if any, of these acquired IPR&D projects may vary from their estimated fair values.

Summaries of balances for the intangible assets by reporting segment as of September 30, 2025, and December 31, 2024, were as follows:

	Weighted-Average Amortization Period	September 30, 2025	December 31, 2024
		(in thousands)
Laboratory Services
Customer relationships	13 Years	$83,115	$83,088
Less: accumulated amortization		(23,985)	(19,079)
Customer relationships, net		59,130	64,009

Royalty-free technology	10 Years	5,197	5,069
Less: accumulated amortization		(2,296)	(1,859)
Royalty-free technology, net		2,901	3,210

Trade name	8 Years	3,790	3,790
Less: accumulated amortization		(1,772)	(1,401)
Trade name, net		2,018	2,389

Laboratory information system platform	5 Years	1,860	1,860
Less: accumulated amortization		(1,550)	(1,271)
Laboratory information system platform, net		310	589

In-place lease intangible assets	5 Years	360	360
Less: accumulated amortization		(238)	(186)
In-place lease intangible assets, net		122	174

Purchased patent	10 Years	28	27
Less: accumulated amortization		(12)	(10)
Purchased patent, net		16	17
Total		64,497	70,388

Therapeutic Development
Customer relationships	18 Years	2,300	—
Less: accumulated amortization		(32)	—
Customer relationships, net		2,268	—

In-process research & development	n/a	68,490	64,590
Total		70,758	64,590
Total intangible assets, net		$135,255	$134,978

During the three months ended September 30, 2025, the Company recorded $2.3 million of customer relationships and $3.9 million of IPR&D attributable to the acquisition of ANP. See more details in Note 15. Business Combinations.

Amortization of intangible assets was $2.0 million and $6.0 million in each of the three and nine months ended September 30, 2025, and 2024, respectively.

Based on the carrying value of intangible assets recorded as of September 30, 2025, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for intangible assets is expected to be as follows:

Amounts
(in thousands)
Year ending December 31,
2025 (remaining 3 months)	$2,025
2026	7,797
2027	7,336
2028	7,301
2029	7,044
2030	6,916
Thereafter	28,346
Total	$66,765

Note 15. Business Combinations

ANP Technologies, Inc.

On July 9, 2025, the Company completed an acquisition of 100% of the outstanding equity of ANP, an innovation-driven company, which has developed multiple proprietary product platforms. The acquisition was structured as a combination of cash and stock, net of cash received. This acquisition enables the Company to secure ownership of the patents previously licensed from ANP, which are currently utilized in ongoing clinical studies. By securing full ownership of these intellectual property rights, the Company aims to enhance its control over the development and commercialization of related therapeutic candidates, thereby aligning with its strategic objectives to advance clinical programs.

The financial results of ANP are included in the condensed consolidated financial statements from the date of acquisition. The Company allocated the purchase price to tangible assets and identified intangible assets acquired, liabilities assumed and goodwill based on estimated fair values. As additional information becomes available, including the filing and finalization of federal and state tax returns for periods prior to the acquisition date, the Company may further update the preliminary purchase price allocation during the remainder of the measurement period (up to one year from the acquisition date). The following tables summarize the consideration and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Amounts
(in thousands)
Considerations
Cash paid	$14,322
Cash held back	1,887
Settlement of pre-existing accounts payable	(290)
Contingent consideration	5,731
Total considerations	$21,650

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$18,097
Trade accounts receivable	7
Other current assets	97
ROU assets - operating	612
Other long-term assets	15
Identifiable intangible assets	6,200
Accounts payable	(75)
Accrued liabilities	(591)
Operating lease liabilities	(612)
Income tax payable	(1,562)
Other long-term liabilities	(3,563)
Recognized amounts of identifiable assets acquired and liabilities assumed, net	18,625
Goodwill	3,025
Total	$21,650

The acquisition includes a contingent consideration arrangement that requires the Company to issue up to 292,682 shares of the Company’s common stock to the sellers of ANP upon ANP’s achievement of certain minimum levels of cash receipts over the next two years. The contingent consideration is classified as equity, and the fair value of $5.7 million was calculated based on the stock price of the Company’s common stock on the acquisition date. The fair value of the contingent consideration does not need to be remeasured, as the subsequent settlement will be accounted for as equity.

The merger agreement calls for the Company to holdback $1.9 million to serve as collateral for indemnification of the equity holders. $1.0 million of the holdback will be released to the sellers of ANP after the initial survival date (three years after closing) and the remaining amount is to be released four years after the closing date.

The goodwill of $3.0 million arising from the acquisition is attributed to the expected synergies, assembled workforce and other benefits that will potentially be generated from the business combination and deferred tax. The goodwill recognized is not deductible for tax purposes.

The identified intangible assets acquired consisted of $3.9 million IPR&D which is an indefinite-lived asset and as such is not amortized, and $2.3 million customer relationships with an estimated amortization life of 18 years.

The fair value of the IPR&D was estimated using the cost to recreate method of the cost approach. The cost to recreate method estimates the expense to the Company if the intangible assets were to be recreated. The fair value of the customer relationships was estimated using the Multiperiod Excess Earnings Method, or MPEEM, under the income approach. Under the MPEEM, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows attributable only to the subject intangible asset after deducting contributory asset charges. The incremental after-tax cash flows attributable to the customer contract are then discounted to their present value at a risk-adjusted rate of return. The useful lives of the intangible assets for amortization purposes were determined by considering the period of expected cash flows used to measure the fair values of the intangible assets adjusted as appropriate for entity-specific factors including legal, regulatory, contractual, competitive, economic and other factors that may limit the useful life. The customer relationships are amortized on a straight-line basis over the estimated useful lives.

The revenue and operating loss of the acquiree since the acquisition date are $0.1 million and $0.3 million, respectively, which are included in the accompanying Condensed Consolidated Statements of Operations.

The transaction costs associated with the acquisition of ANP consisted primarily of legal, regulatory and financial advisory fees of approximately $0.1 million and $0.4 million for the three and nine months ended September 30, 2025, respectively. These transaction costs were expensed as incurred as general and administrative expense in the respective periods.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information is based on the combined results of operations of Fulgent and ANP as if the acquisition had occurred on January 1, 2024. The unaudited pro forma financial information does not reflect the effect of costs or synergies that may result from the acquisition and has been adjusted for the following:

Acquisition-related costs - Acquisition-related costs incurred by both Fulgent and ANP were excluded from the net loss attributable to Fulgent, and total costs were $2.1 million and $2.4 million for the three and nine months ended September 30, 2025, respectively.

Related-party transactions - Related-party transactions between Fulgent and ANP that would be considered intercompany transactions were excluded from revenue and the net loss attributable to Fulgent, and total costs were zero and $0.6 million for the three and nine months ended September 30, 2025, respectively, and $0.6 million and $1.6 million for the three and nine months ended September 30, 2024, respectively.

Other adjustments to the net income attributable to Fulgent were zero and $0.1 million for the three months ended September 30, 2025, respectively, and insignificant and $0.1 million for the three and nine months ended September 30, 2024, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenue	$84,053	$71,569	$249,986	$217,512
Net loss attributable to Fulgent	$(6,504)	$(14,436)	$(31,604)	$(30,805)

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of future operating results of the combined company. This information should not be used as a predictive measure of the Company's future financial position, results of operations, or liquidity.

Note 16. Stock Repurchase Program

In March 2022, the Company’s Board of Directors authorized a $250.0 million stock repurchase program. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions. The stock repurchase program has no expiration from the date of authorization.

During the three and nine months ended September 30, 2025, the Company repurchased zero and 0.6 million shares of its common stock, respectively, at an aggregate cost of zero and $10.9 million, respectively, under the stock repurchase program. During the three and nine months ended September 30, 2024, the Company repurchased zero and 10,000 shares of its common stock, respectively, at an aggregate cost of zero and $0.2 million, respectively. As of September 30, 2025, a total of approximately $139.6 million remained available for future repurchases of its common stock under the stock repurchase program.

Note 17. Retirement Plans

The Company offers a 401(k) retirement savings plan, or the 401(k) Plan, for its employees, including its executive officers, who satisfy certain eligibility requirements. The Internal Revenue Code of 1986, as amended, allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) Plan. The Company matches contributions to the 401(k) Plan based on the amount of salary deferral contributions the participant makes to the 401(k) Plan. The Company will match up to 4% of an employee’s compensation that the employee contributes to their 401(k) Plan account. Total Company matching contributions to the 401(k) Plan were $1.0 million and $3.2 million for the three and nine months ended September 30, 2025, respectively, and $1.2 million and $3.1 million for the three and nine months ended September 30, 2024, respectively.

Note 18. Subsequent Events

Purchase of Income Tax Credits

On October 9, 2025, the Company purchased $72.4 million of Investment Tax Credits under the transferability provision of the Inflation Reduction Act of 2022 for $67.9 million in cash. Refer to Note 11. Income Taxes, for additional details with regard to the treatment of Investment Tax Credits purchased previously.

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

Overview

We are a technology-based company with a well-established laboratory services business and a therapeutic development business. Our laboratory services business includes technical laboratory services, testing services and professional interpretation of laboratory results by licensed physicians. Our therapeutic development business is focused on developing drug candidates for treating a broad range of cancers using a novel nanoencapsulation and targeted therapy platform designed to improve the therapeutic window and pharmacokinetic profile of new and existing cancer drugs.

Business Risks and Uncertainties and Other Factors Affecting Our Performance

Our business and prospects are exposed to numerous risks and uncertainties, as described below and in the 2024 Annual Report. For more information, see “Item 1A. Risk Factors” in Part I of the 2024 Annual Report and “Item 1A. Risk Factors” in Part II of our Quarterly Report for the quarter ended March 31, 2025, filed with the SEC on May 2, 2025, or our Q1 2025 Quarterly Report. In addition, our performance in any period is affected by a number of other factors. See the description of some of the material factors affecting our performance in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Business Risks and Uncertainties and Other Factors Affecting Our Performance” of the 2024 Annual Report and in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Factors Affecting Our Performance” in our Q1 2025 Quarterly Report. In particular and as previously mentioned, we continue to be subject to audits and investigations by government agencies, including audits from applicable tax authorities, and continue to navigate changes and the effects of recent international trade policies and tax legislation. The final results of these matters are uncertain and could materially affect our business and results of operations. In addition, we are continuing to evaluate the potential effects of the shutdown of the United States federal government on our business. As disclosed in our financial statements, we have submitted and plan to submit requests for refunds from the IRS in connection with our purchase of tax credits. We are currently expecting approximately $106.7 million in refunds to be issued by the IRS prior to the end of 2025. However, these refunds may be delayed as a result of the “shutdown”. Further, the continued development of our therapeutic candidates often requires interaction with the FDA. Depending on the ultimate length or extent of any “government shutdown”, our research and development efforts may also be delayed.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Statement of Operation Data
Revenue	$84,069	$71,743	$12,326	17%	$239,335	$207,256	$32,079	16%
Cost of revenue	48,557	44,972	3,585	8%	141,042	131,890	9,152	7%
Gross profit	35,512	26,771	8,741	33%	98,293	75,366	22,927	30%
Operating expenses
Research and development	13,860	11,783	2,077	18%	39,735	36,703	3,032	8%
Selling and marketing	11,642	9,124	2,518	28%	32,393	26,708	5,685	21%
General and administrative	23,335	20,950	2,385	11%	75,018	63,765	11,253	18%
Amortization of intangible assets	2,025	1,993	32	2%	6,005	5,973	32	1%
Total operating expenses	50,862	43,850	7,012	16%	153,151	133,149	20,002	15%
Operating loss	(15,350)	(17,079)	1,729	(10)%	(54,858)	(57,783)	2,925	(5)%
Other income (expenses)
Interest income	7,874	8,090	(216)	(3)%	23,983	23,181	802	4%
Interest expense	(28)	(14)	(14)	100%	(59)	210	(269)	(128)%
Impairment loss	—	(10,073)	10,073	(100)%	(9,926)	(10,073)	147	(2)%
Other (expense) income, net	(5)	544	(549)	(101)%	109	554	(445)	(80)%
Total other income (expense), net	7,841	(1,453)	9,294	(640)%	14,107	13,872	235	2%
Loss before income taxes	(7,509)	(18,532)	11,023	(60)%	(40,751)	(43,911)	3,160	(7)%
Benefit from income taxes	(683)	(3,838)	3,155	(82)%	(2,770)	(6,281)	3,511	(56)%
Net loss from consolidated operations	(6,826)	(14,694)	7,868	(54)%	(37,981)	(37,630)	(351)	1%
Net loss attributable to noncontrolling interests	218	46	172	374%	886	810	76	9%
Net loss attributable to Fulgent	$(6,608)	$(14,648)	$8,040	(55)%	$(37,095)	$(36,820)	$(275)	1%

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Revenue from laboratory services
Precision diagnostics	$50,734	$43,582	$7,152	16%	$142,123	$124,172	$17,951	15%
Anatomic pathology	25,983	24,228	1,755	7%	79,405	70,766	8,639	12%
BioPharma services	7,214	3,933	3,281	83%	17,533	10,201	7,332	72%
COVID-19	—	—	—	*	136	2,117	(1,981)	(94)%
Total laboratory services	83,931	71,743	12,188	17%	239,197	207,256	31,941	15%
Revenue from therapeutic development
Other revenue	138	—	138	*	138	—	138	*
Total therapeutic development	138	—	138	*	138	—	138	*
Total revenue	$84,069	$71,743	$12,326	17%	$239,335	$207,256	$32,079	16%
* not meaningful

Revenue increased by $12.3 million, or 17%, from $71.7 million in the three months ended September 30, 2024, to $84.1 million in the three months ended September 30, 2025. The increase in revenue between periods was driven by increases of $7.2 million in precision diagnostics, $1.8 million in anatomic pathology, and $3.3 million in BioPharma services.

Revenue increased by $32.1 million, or 16%, from $207.3 million in the nine months ended September 30, 2024, to $239.3 million in the nine months ended September 30, 2025. The increase in revenue between periods was driven by increases of $18.0 million in precision diagnostics, $8.6 million in anatomic pathology, and $7.3 million in BioPharma services, partially offset by a decrease of $2.0 million in COVID-19 testing.

The increase in precision diagnostics revenue was driven by growth in our reproductive health services and continued strength in legacy diagnostic offerings. Anatomic pathology services revenue increased primarily due to the absence of weather-related disruptions and client losses that had affected the prior year; in addition, the investment that we have made in digital pathology is starting to show return. BioPharma services revenue increased largely as a result of the timing of service projects, though this revenue is expected to remain variable due to the long sale cycles and fluctuations in project timing. Additionally, COVID-19 related revenue recognized in 2024 was due to variable consideration recognized for services completed in prior periods. We do not expect future material revenues from our COVID-19 testing services for the laboratory services.

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

Our customer base includes insurance, institutional, and individual payors. In some periods, our revenue is concentrated in a smaller number of customers. For the laboratory services segment, aggregating customers that are under common control, one customer comprised $19.2 million, or 23%, of our revenue in the three months ended September 30, 2025, and contributed $54.4 million, or 23%, of total revenue in the nine months ended September 30, 2025. The same customer contributed $16.2 million, or 23%, of our revenue in the three months ended September 30, 2024, and contributed $45.7 million, or 22%, of total revenue in the nine months ended September 30, 2024. To reduce this revenue risk, we will focus on increasing the number of customers and thereby reducing the concentration.

Revenue from the therapeutic development segment includes amounts recognized by ANP, a recently acquired entity, from technologies licensed to pharmaceutical and biotechnology companies, as well as CROs. In addition, ANP has entered into a manufacturing and supply agreement with a customer for specific COVID-19 testing kits, under which, ANP is entitled to participate in gross-margin sharing on the sale of those kits. The timing of the gross-margin sharing revenue is dependent on the customer’s downstream sales of the kits. An insignificant amount of gross-margin sharing revenue was recognized for the three-months ended September 30, 2025.

Revenue from non-U.S. sources increased by $0.4 million, or 7%, from $6.0 million in the three months ended September 30, 2024, to $6.5 million in the three months ended September 30, 2025. Revenue from non-U.S. sources decreased by $0.5 million, or 3%, from $18.2 million in the nine months ended September 30, 2024, to $17.7 million in the nine months ended September 30, 2025. The decrease in the nine-month period was primarily due to a one-time licensing arrangement recognized in the prior period that did not recur in the current period. Additionally, the Company started to group revenue from Puerto Rico and the U.S. Virgin Islands as United States geographic revenue beginning in the third quarter of 2024. These revenues had historically been grouped as non-U.S.

Cost of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$48,557	$44,972	$3,585	8%	$141,042	$131,890	$9,152	7%
Cost of revenue as a % of revenue	58%	63%			59%	64%

Our consolidated cost of revenue increased by $3.6 million, or 8%, from $45.0 million in the three months ended September 30, 2024, to $48.6 million in the three months ended September 30, 2025. The increase was primarily due to increases of $2.0 million in personnel expenses due to increased headcount, $0.6 million in consulting and outside labor costs, $0.3 million in reagent and supply costs, $0.3 million in software and software licensing, and $0.3 million in depreciation expenses.

Our consolidated cost of revenue increased by $9.2 million, or 7%, from $131.9 million in the nine months ended September 30, 2024, to $141.0 million in the nine months ended September 30, 2025. The increase was primarily due to increases of $5.0 million in personnel costs due to increased headcount, $1.9 million in reagent and supply costs, $1.0 million in consulting and outside labor costs, $0.8 million in depreciation expenses, $0.6 million in software and software licensing, $0.5 million in office expenses, and $0.4 million in facility expenses, partially offset by a decrease of $1.1 million in shipping and handling expenses.

The cost of revenue for the therapeutic development segment, resulted from ANP, is insignificant for the three and nine months ended September 30, 2025.

Our consolidated cost of revenues as a percentage of revenue decreased from 63% in the three months ended September 30, 2024, to 58% in the three months ended September 30, 2025. Our consolidated cost of revenues as a percentage of revenue decreased from 64% in the nine months ended September 30, 2024, to 59% in the nine months ended September 30, 2025.

Our gross profit increased by $8.7 million, or 33%, from $26.8 million in the three months ended September 30, 2024, to $35.5 million in the three months ended September 30, 2025, and increased $22.9 million, or 30%, from $75.4 million in the nine months ended September 30, 2024, to $98.3 million in the nine months ended September 30, 2025. Our gross profit as a percentage of revenue, or gross margin, increased from 37% in the three months ended September 30, 2024, to 42% in the three months ended September 30, 2025, and 36% in the nine months ended September 30, 2024, to 41% in the nine months ended September 30, 2025. This was driven by the increased revenue, streamlined operations, and efficiency as a result of our investments in scaling and centralizing lab operations.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Research and development
Laboratory services	$7,072	$6,980	$92	1%	$21,604	$21,635	$(31)	(0)%
Therapeutic development	6,788	4,803	1,985	41%	18,131	15,068	3,063	20%
Total research and development	$13,860	$11,783	$2,077		$39,735	$36,703	$3,032

Laboratory Services

During the three and nine months ended September 30, 2025, research and development expenses for our laboratory services segment remained largely in line with prior-year periods. This consistent spending supports advancing our core technology and expanding future testing services. Personnel costs, including bonuses and equity-based compensation, were the primary driver, totaling approximately $6.6 million and $6.3 million in the three months ended September 30, 2025, and 2024, respectively, and $19.7 million and $19.3 million in the nine months ended September 30, 2025, and 2024, respectively. All other expense categories including reagent and supply costs, facilities, depreciation, software and software licensing, are not individually significant and have remained stable. We expect research and development expenses for our laboratory services segment to continue to remain consistent for the remainder of 2025.

Therapeutic Development

For the therapeutic development segment, the research and development expenses in the three months ended September 30, 2025, totaled $6.8 million and consisted of $3.7 million in contract research organizations, or CRO, costs, and $2.8 million in personnel costs, including equity-based compensation. In the three months ended September 30, 2024, these expenses totaled $4.8 million and comprised $2.3 million in CRO costs and $2.2 million of personnel costs, including equity-based compensation. All other expense categories including facilities and depreciation are not individually significant and have remained stable.

For the therapeutic development segment, the research and development expenses in the nine months ended September 30, 2025, totaled $18.1 million and consisted of $9.3 million in CRO costs and $7.8 million in personnel costs, including equity-based compensation. In the nine months ended September 30, 2024, these expenses totaled $15.1 million and comprised $8.0 million in CRO costs and $6.4 million of personnel expenses, including equity-based compensation. All other expense categories including facilities and depreciation are not individually significant and have remained stable.

Research and development expenses for the therapeutic development segment increased by $2.0 million, or 41%, from $4.8 million in the three months ended September 30, 2024, to $6.8 million for the three months ended September 30, 2025. The increase was driven primarily by an increase in CRO costs of $1.3 million and $0.6 million in personnel cost including equity-based compensation.

Research and development expenses for the therapeutic development segment increased by $3.1 million, or 20%, from $15.1 million in the nine months ended September 30, 2024, to $18.1 million in the nine months ended September 30, 2025. The increase was primarily driven by increases of $1.4 million in personnel costs, including equity-based compensation expense, and $1.4 million in CRO costs.

The overall increase was attributed to the advancement and continuation of the clinical study of FID-007, along with FID-022. In the three and nine months ended September 30, 2025, approximately $0.9 million and $2.6 million, respectively, was incurred for the preclinical and clinical development of FID-022, whereas related costs in the three and nine months ended September 30, 2024, were minimal. Expenses for our therapeutic development segment will be influenced by our ability to progress our therapeutic candidates through development with the Food and Drug Administration, or the FDA, the timing of which can be uncertain and delayed due to a variety of factors beyond our control, including recently announced staff reductions at the FDA and the effects or residual effects of the current U.S. “government shutdown,” which may affect the FDA’s ability to provide any required approvals or review in a timely manner or in the timelines expected.

Looking ahead, we expect research and development expenses to continue increasing as clinical trials progress for FID-007, FID-022, and other preclinical studies.

Selling and Marketing

Our consolidated selling and marketing expenses increased by $2.5 million, or 28%, from $9.1 million in the three months ended September 30, 2024, to $11.6 million in the three months ended September 30, 2025. The increase in consolidated selling and marketing expenses was due to increases of $1.0 million in personnel costs due to increased headcount, $0.8 million in software and software licensing, and $0.4 million in advertising and marketing expenses.

Our consolidated selling and marketing expenses increased by $5.7 million, or 21%, from $26.7 million in the nine months ended September 30, 2024, to $32.4 million in the nine months ended September 30, 2025. The increase in consolidated selling and marketing expenses was due to increases of $2.3 million in personnel costs due to increased headcount, $1.7 million in advertising and marketing expenses, and $1.0 million in software and software licensing.

General and Administrative

Our consolidated general and administrative expenses increased by $2.4 million, or 11%, from $21.0 million in the three months ended September 30, 2024, to $23.3 million in the three months ended September 30, 2025. The increase in consolidated general and administrative expenses was due to increases of $2.7 million in legal expenses as there was a reversal of overly accrued legal liability in the prior year related to the settlement in principle with the Office of Inspector General of the Department of Health and Human Services, $0.3 million in consulting and outside labor, partially offset by a decrease of $0.8 million in personnel expenses.

Our consolidated general and administrative expenses increased by $11.3 million, or 18%, from $63.8 million in the nine months ended September 30, 2024, to $75.0 million in the nine months ended September 30, 2025. The increase in consolidated general and administrative expenses was due to increases of $9.0 million in provision for credit losses, $2.2 million in legal fees as discussed above, $1.0 million in consulting and outside labor expenses, $0.9 million in personnel costs, $0.6 million in office expenses, $0.6 million in insurance expenses, partially offset by a $2.3 million reduction in facility expenses and $1.4 million in depreciation expenses.

Amortization of Intangible Assets

Our consolidated amortization of intangible assets represents amortization expenses on the intangible assets that arose from the business combinations in 2025, 2022 and 2021, and a patent purchased in 2021.

Other Income (Expenses)

Other income (expense) is primarily comprised of interest income, which was $7.9 million and $24.0 million in the three and nine months ended September 30, 2025, respectively, and $8.1 million and $23.2 million in the three and nine months ended September 30, 2024, respectively. This interest income included interest earned on marketable securities and realized gain or loss on sale of marketable securities. The change in interest income for the nine-month period was primarily due to net loss realized from sale of marketable securities in prior year. Other expenses primarily consisted of a one-time, non-cash impairment of a prior investment as discussed further in Note 4. Fair Value Measurements, of the financial statements included in this quarterly report.

Benefit from Income Taxes

Benefit from income taxes was $0.7 million and $2.8 million for the three and nine months ended September 30, 2025, respectively, compared with $3.8 million and $6.3 million for the three and nine months ended September 30, 2024, respectively. The Company’s effective tax rate was 9% and 7% for the three and nine months ended September 30, 2025, respectively, compared to 21% and 14% for the three and nine months ended September 30, 2024, respectively. The change in the effective tax rate compared to prior period is due to the valuation allowance in the current period that precludes us from recognizing the benefit from our net operating losses.

On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was signed into law, making permanent certain provisions of the Tax Cuts and Jobs Act, including 100% bonus depreciation and domestic research cost expensing. In accordance with ASC 740, “Income Taxes,” the Company has recognized the effects of the new tax law in the period of enactment. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The legislation does not have a material impact on our consolidated financial statements for the quarter ended September 30, 2025. The Company is still evaluating the potential impact of the changes in the OBBBA on future periods.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest represents net loss attributable to minority shareholders from entities not wholly owned.

Liquidity and Capital Resources

Liquidity and Sources of Cash

We had $787.7 million and $828.6 million in cash, cash equivalents, restricted cash, and marketable securities as of September 30, 2025, and December 31, 2024, respectively. Our marketable securities primarily consist of U.S. government and U.S. agency debt securities, U.S. treasury bills, corporate bonds, municipal bonds, and Yankee debt securities as of September 30, 2025, and December 31, 2024.

Our main uses of cash are for capital expenditures, primarily in buildings, building improvements, and medical laboratory equipment, as well as for stock repurchases, supporting our operations and research and development efforts, and to fund strategic acquisitions as we continue to invest in and seek to grow our business. Cash used to cover operating expenses is impacted by the timing of our expense payments, as reflected in the changes in our outstanding accounts payable and accrued expenses.

We expect our existing cash, cash equivalents, restricted cash, and short-term marketable securities will continue to be sufficient to meet our anticipated cash requirements for at least the next 12 months. Cash provided by operations has significantly contributed to our ability to meet our liquidity needs, including paying for capital expenditures, however, cash provided by our operations has in the past experienced fluctuations from period to period, which we expect may continue in the future. These fluctuations can occur because of a variety of factors, including, among others, factors relating to the demand for our tests, the amount and timing of sales, the prices we charge for our tests due to changes in product mix, customer mix, general price degradation for tests, or other factors, the rate and timing of our billing and collections cycles and the timing and amount of our commitments and other payments. We intend to improve our profitability by improving margins and expanding in new markets for our tests, but these efforts are subject to risks, including those described in “Item 1A. Risk Factors” of the 2024 Annual Report, and may not be successful. Moreover, even if our liquidity expectations are correct, we may still seek to raise additional capital through securities offerings, credit facilities or other debt financings, asset sales or collaborations or licensing arrangements.

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

Cash Flows

The following table summarizes our cash flows from continuing operations for each of the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(23,495)	$(3,958)
Net cash provided by (used in) investing activities	$100,217	$(30,897)
Net cash used in financing activities	$(14,255)	$(4,520)

Operating Activities

During the nine months ended September 30, 2025, our operations used $23.5 million of cash, as compared to $4.0 million used in the nine months ended September 30, 2024. The increase in cash used in operating activities in the nine months ended September 30, 2025, as compared with the corresponding period in 2024, was primarily due to the purchase of Investment Tax Credits for $31.7 million in cash in 2025, partially offset by timing of cash receipts from customers and cash payments for operating expenses. We expect to incur more operating expenses and use more cash in operating activities in the coming quarters as a result of our planned and ongoing clinical trials for FID-007 and FID-022, and as we continue to invest resources to grow our laboratory services business.

Investing Activities

The cash provided by or used in investing activities is impacted by capital expenditures for operation needs and timing of payments, timing of maturities of marketable securities, and discretionary business combinations and other investments.

Cash provided by investing activities in the nine months ended September 30, 2025 was $100.2 million, which primarily represented $132.9 million in maturities of marketable securities and $3.8 million from the acquisition of ANP, net of cash received, partially offset by $17.6 million related to the purchase of fixed assets consisting mainly of building improvements, medical laboratory equipment, and computer hardware and $18.9 million from the purchase of marketable securities.

Cash used in investing activities in the nine months ended September 30, 2024, was $30.9 million, which primarily represented $374.2 million in purchase of marketable securities and $36.5 million related to the purchase of fixed assets, including real estate, partially offset by $278.0 million related to maturities of marketable securities and $101.5 million related to proceeds from the sale of marketable securities.

Financing Activities

Cash used in financing activities in the nine months ended September 30, 2025, was $14.3 million, which primarily related to $10.9 million used in the repurchase of common stock and $2.6 million used in common stock withholding for employee tax obligations.

Cash used in financing activities in the nine months ended September 30, 2024, was $4.5 million, which primarily related to $2.7 million used in common stock withholding for employee tax obligations, $1.2 million used in the repayment of notes payable, and $0.2 million for repurchase of common stock.

We did not need to draw on any credit facilities due to our strong cash position as of September 30, 2025.

Stock Repurchase Program

In March 2022, our Board of Directors authorized a $250.0 million stock repurchase program. The stock repurchase program has no expiration from the date of authorization. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions.

During the three and nine months ended September 30, 2025, we repurchased zero and 0.6 million shares of our common stock, respectively, at an aggregate cost of zero and $10.9 million, respectively, under the stock repurchase program. During the three and nine months ended September 30, 2024, we repurchased zero and 10,000 shares of our common stock, respectively, at an aggregate cost of zero and $0.2 million, respectively, under the stock repurchase program. As of September 30, 2025, a total of approximately $139.6 million remained available for future repurchases of our common stock under our stock repurchase program.

Critical Accounting Policies and Use of Estimates

There have been no material changes to our critical accounting policies or estimates from the information provided in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the 2024 Annual Report.

Recent Accounting Pronouncements

See Note 2. Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this report for information about recent accounting pronouncements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” in the 2024 Annual Report. There were no material changes during the nine months ended September 30, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control (as required by Rule 13a-15(b) under the Exchange Act) over financial reporting during the three months ended September 30, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business. As disclosed in Note 8. Debt, Commitments, and Contingencies, to the condensed consolidated financial statements, we are engaged in certain legal investigations and audits, and the disclosure set forth in Note 8 relating to these certain legal matters is incorporated herein by reference.

The outcome of these matters is inherently uncertain, and there can be no assurance that favorable outcomes will be obtained.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As discussed in Note 15. Business Combinations, to the condensed consolidated financial statements, on July 9, 2025, we completed the acquisition of 100% of the issued and outstanding equity of ANP which includes a contingent consideration component that requires the Company to issue up to 292,682 shares of the Company’s common stock to the sellers of ANP upon the achievement of certain minimum levels of cash receipts in the two-year period following the transaction. The shares of common stock were offered and will be issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, in a privately negotiated transaction not involving any public offerings or solicitations. The disclosures set forth in Note 15. Business Combinations, to the condensed consolidated financial statements are hereby incorporated by reference.

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

Information on Share Repurchases

In March 2022, our Board of Directors authorized a $250.0 million stock repurchase program. The stock repurchase program has no expiration from the date of authorization. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions. Purchases are made in the open market at prevailing market prices and executed pursuant to trading plans we adopted pursuant to Rule 10b5-1 under the Exchange Act.

There were no repurchases of shares pursuant to the stock repurchase program during the three months ended September 30, 2025. As of September 30, 2025, a total of approximately $139.6 million remained available for future repurchases of its common stock under the stock repurchase program.

Item 5. Other Information.

Rule 10b5-1 trading arrangements

During the three months ended September 30, 2025, none of our directors or officers adopted or terminated “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

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

FULGENT GENETICS, INC.

Date: November 7, 2025	By:	/s/ Ming Hsieh
Ming Hsieh
Chief Executive Officer (principal executive officer)

Date: November 7, 2025	By:	/s/ Paul Kim
Paul Kim
Chief Financial Officer (principal financial and accounting officer)