Form 10-Q
period 2026-03-31
Fulgent Genetics, Inc.
filed 2026-05-01
CIK 1674930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 27, 2026, there were 28,400,623 outstanding shares of the registrant’s common stock.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FULGENT GENETICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value data)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$23,399	$50,193
Marketable securities	252,903	285,884
Trade accounts receivable, net of allowance for credit losses of $21,420 as of March 31, 2026, and $21,411 as of December 31, 2025	69,277	84,762
Prepaid income taxes	109,165	107,099
Other current assets	24,298	22,552
Total current assets	479,042	550,490
Marketable securities, long-term	328,287	369,269
Fixed assets, net	116,344	112,549
In-process research & development	68,490	68,490
Other intangible assets, net	85,499	64,791
Goodwill	53,731	25,080
Other long-term assets	24,976	22,856
Total assets	$1,156,369	$1,213,525
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$21,125	$18,654
Accrued liabilities	34,901	34,057
Customer deposit	30,619	28,145
Contract liabilities	3,007	3,635
Notes payable, current	482	476
Total current liabilities	90,134	84,967
Deferred tax liabilities	6,982	6,936
Unrecognized tax benefits	5,727	7,283
Other long-term liabilities	9,372	7,624
Total liabilities	112,215	106,810
Commitments and Contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value per share, 50,000 shares authorized, 34,870 shares issued and 28,851 shares outstanding as of March 31, 2026, and 34,501 shares issued and 31,081 shares outstanding as of December 31, 2025	4	3
Preferred stock, $0.0001 par value per share, 1,000 shares authorized, no shares issued or outstanding as of March 31, 2026, and December 31, 2025	—	—
Additional paid-in capital	540,141	574,520
Accumulated other comprehensive income	4,536	7,512
Retained earnings	505,128	529,954
Total Fulgent stockholders’ equity	1,049,809	1,111,989
Noncontrolling interest	(5,655)	(5,274)
Total stockholders’ equity	1,044,154	1,106,715
Total liabilities and stockholders’ equity	$1,156,369	$1,213,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$71,138	$73,463
Cost of revenue	49,648	45,117
Gross profit	21,490	28,346
Operating expenses
Research and development	14,176	12,395
Selling and marketing	12,221	8,465
General and administrative	27,684	25,291
Amortization of intangible assets	2,031	1,990
Total operating expenses	56,112	48,141
Operating loss	(34,622)	(19,795)
Other income (expenses)
Interest income	8,651	8,018
Interest expense	(17)	(14)
Other income, net	10	68
Total other income, net	8,644	8,072
Loss before income taxes	(25,978)	(11,723)
(Benefit from) provision for income taxes	(704)	176
Net loss from consolidated operations	(25,274)	(11,899)
Net loss attributable to noncontrolling interests	448	369
Net loss attributable to Fulgent	$(24,826)	$(11,530)

Net loss per common share attributable to Fulgent
Basic	$(0.80)	$(0.37)
Diluted	$(0.80)	$(0.37)
Weighted-average common shares:
Basic	30,881	30,832
Diluted	30,881	30,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss from consolidated operations	$(25,274)	$(11,899)
Other comprehensive income (loss):
Foreign currency translation income	240	109
Net (loss) gain on available-for-sale debt securities, net of tax	(3,149)	4,624
Net comprehensive loss from consolidated operations	(28,183)	(7,166)
Net loss attributable to noncontrolling interest	448	369
Foreign currency translation income attributable to noncontrolling interest	(67)	(30)
Comprehensive loss attributable to noncontrolling interest	381	339
Comprehensive loss attributable to Fulgent	$(27,802)	$(6,827)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Fulgent Stockholders’ Equity
	Shares (1)	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Fulgent Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2025	31,081	$3	$574,520	$7,512	$529,954	$1,111,989	$(5,274)	$1,106,715
Equity-based compensation	—	—	9,890	—	—	9,890	—	9,890
Exercise of common stock options	24	—	9	—	—	9	—	9
Restricted stock awards	540	1	—	—	—	1	—	1
Common stock withholding for employee tax obligations	(195)	—	(4,200)	—	—	(4,200)	—	(4,200)
Repurchase of common stock	(2,599)	—	(40,078)	—	—	(40,078)	—	(40,078)
Other comprehensive (loss) income, net	—	—	—	(2,976)	—	(2,976)	67	(2,909)
Net loss	—	—	—	—	(24,826)	(24,826)	(448)	(25,274)
Balance at March 31, 2026	28,851	$4	$540,141	$4,536	$505,128	$1,049,809	$(5,655)	$1,044,154

(1) The Company agreed to issue up to 292,682 shares of the Company’s common stock in the acquisition of ANP Technologies, Inc., or ANP, upon achieving certain cash receipts. $5.7 million represented the fair value of the shares on the ANP acquisition date (as defined below). As of March 31, 2026, and December 31, 2025, no common stock has been issued as the milestones have not been met. See details in Note 15. Business Combinations.

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

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flow from operating activities:
Net loss from consolidated operations	$(25,274)	$(11,899)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity-based compensation	9,890	10,550
Depreciation and amortization	6,000	5,919
Adjustment for credit losses	1,189	2,075
Noncash lease expense	352	350
Gain on disposal of fixed asset	(9)	(2)
Amortization of premium of marketable securities	(890)	(1,658)
Deferred taxes	(1,120)	(133)
Unrecognized tax benefits	199	137
Other	1	21
Changes in operating assets and liabilities:
Trade accounts receivable	16,431	(4,524)
Income tax	(1,394)	1,761
Other current and long-term assets	2,791	804
Accounts payable	(408)	(658)
Contract liabilities	(627)	582
Customer deposits	2,470	83
Accrued liabilities and other liabilities	(2,123)	(7,485)
Operating lease liabilities	(381)	(354)
Net cash provided by (used in) operating activities	7,097	(4,431)
Cash flow from investing activities:
Maturities of marketable securities	81,711	32,445
Proceeds from sale of fixed assets	8	2
Purchase of marketable securities	(10,011)	—
Purchases of fixed assets	(5,202)	(4,718)
Acquisition of businesses, net of cash	(55,567)	—
Net cash provided by investing activities	10,939	27,729
Cash flow from financing activities:
Repurchase of common stock	(40,078)	(8,679)
Common stock withholding for employee tax obligations	(4,200)	(1,887)
Repayment of notes payable	(476)	(470)
Principal paid for finance lease	(88)	(136)
Proceeds from exercise of stock options	9	—
Net cash used in financing activities	(44,833)	(11,172)
Effect of exchange rate changes on cash and cash equivalents	3	11
Net (decrease) increase in cash, cash equivalents, and restricted cash	(26,794)	12,137
Cash, cash equivalents, and restricted cash at beginning of period	50,328	55,279
Cash, cash equivalents, and restricted cash at end of period	$23,534	$67,416
Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds received	$(551)	$(1,633)
Interest paid	$44	$61
Supplemental disclosures of non-cash investing and financing activities:
Purchases of fixed assets in accounts payable	$2,606	$2,322
Acquisition of business in accrued liabilities	$141	$—
Operating lease right-of-use assets obtained in exchange for lease liabilities	$210	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Note 1. Overview and Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and presented in U.S. dollars, or USD, the reporting currency of the Company. These financial statements include the assets, liabilities, revenues and expenses of all subsidiaries and entities in which the Company has a controlling financial interest or is deemed to be the primary beneficiary. In determining whether the Company is the primary beneficiary of an entity, the Company applies a qualitative approach that determines whether it has both (i) the power to direct the economically significant activities of the entity and (ii) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. The Company uses the equity method to account for its investments in entities that it does not control, but in which it has the ability to exercise significant influence over operating and financial policies. All intercompany accounts and transactions are eliminated from the accompanying condensed consolidated financial statements.

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

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements as of and for the fiscal year ended December 31, 2025, which are included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 27, 2026, or the 2025 Annual Report, and, in the opinion of management, include all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the Company’s financial position and results of operations. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or any other period. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2025, has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the disclosures required by U.S. GAAP. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements included in the 2025 Annual Report, including the notes thereto.

Note 2. Summary of Significant Accounting Policies

See Note 2, Summary of Significant Accounting Policies, to the Company’s Consolidated Financial Statements included in the 2025 Annual Report.

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

Cash, Cash Equivalents, and Restricted Cash Shown in the Condensed Consolidated Statements of Cash Flows

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cash and cash equivalents	$23,399	$67,281
Restricted cash included in Other long-term assets	135	135
Total cash, cash equivalents, and restricted cash	$23,534	$67,416

Trade Accounts Receivable and Allowance for Credit Losses

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains an allowance for credit losses for expected uncollectible trade accounts receivable, which is recorded as an offset to trade accounts receivable, and changes in allowance for credit losses are classified as a general and administrative expense in the accompanying Condensed Consolidated Statements of Operations. The Company assesses collectability by reviewing trade accounts receivable on a collective basis where similar risk characteristics exist and on an individual basis when it identifies specific customers that have deterioration in credit quality such that they may no longer share similar risk characteristics with the other receivables. In determining the amount of the allowance for credit losses, the Company uses a loss rate model or probability-of-default and loss given default model. Following the loss rate method, expected credit losses are determined based on an estimated historical loss rate. The probability of default method allows the ability to define a point of default and measure credit losses for receivables that have reached the point of default for purposes of calculating the allowance for credit losses. Loss given default represents the likelihood that a receivable that has reached the point of default will not be collected in full. The Company updates its loss rate and factors quarterly to incorporate the most recent historical data and adjusts the quantitative portion of the reserve through its qualitative reserve overlay. The Company looks at qualitative factors such as current internal and external conditions as of the balance sheet date in determining expected credit losses.

A roll-forward of the activity in the Company’s allowance for credit losses for the three months ended March 31, 2026, dollars in thousands, is as follows:

Allowance for credit losses at beginning of year	$21,411
Current period provision	1,189
Write-downs	(1,573)
Recoveries of amounts previously charged off	393
Allowance for credit losses as of March 31, 2026	$21,420

Business Combinations

The Company uses the acquisition method of accounting and allocates the fair value of purchase consideration to the assets acquired and liabilities assumed from an acquiree based on their respective fair values as of the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired and liabilities assumed is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future growth and margins, future changes in technology, expected cost and time to develop in-process research and development, brand awareness and discount rates. Fair value estimates are based on the assumptions that management believes a market participant would use in pricing the asset or liability

Finite-Lived Intangible Assets

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

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, marketable securities, trade accounts receivable, restricted cash, a preferred stock investment, accounts payable, and accrued liabilities. The carrying amounts of certain of these financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities. The fair value of marketable securities and the preferred stock investment is disclosed in Note 4, Fair Value Measurements, to the accompanying condensed consolidated financial statements.

Concentrations of Credit Risk, Customers, and Suppliers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, trade accounts receivable, and marketable securities. As of March 31, 2026, substantially all of the Company’s cash and cash equivalents were deposited in accounts at financial institutions, and amounts may exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial strength of the depository institutions in which its cash and cash equivalents are held.

In certain periods, a small number of customers or a single laboratory customer have accounted for a significant portion of the Company’s revenue. For the laboratory services segment, when customers who, to our knowledge, are under common control or otherwise affiliated with each other are aggregated, one of our laboratory customers contributed $10.4 million, or 15%, of total revenue in the three months ended March 31, 2026, and $17.6 million, or 24%, of the Company’s revenue in the three months ended March 31, 2025. The same laboratory customer was not a significant concentration for accounts receivable, net, as of March 31, 2026, but comprised 13% of total accounts receivable, net, as of December 31, 2025. Revenue from this same laboratory customer declined when compared to the prior year period, however it continued to represent a significant portion of the Company's revenue for the three months ended March 31, 2026. For this laboratory customer, and for our customers generally, tests are typically purchased on a test-by-test basis and not pursuant to any long-term purchasing arrangements. In the therapeutic development segment, revenue is an immaterial portion of the Company’s total revenue as it does not yet have any commercialized or approved product candidates.

The Company relies on a limited number of suppliers for certain laboratory substances used in the chemical reactions incorporated into its processes, referred to as reagents, as well as for the sequencers and various other equipment and materials it uses in its laboratory operations. In particular, the Company relies on a sole supplier for the next generation sequencers and associated reagents it uses to perform its genetic tests and as the sole provider of maintenance and repair services for these sequencers. The Company’s laboratory operations would be interrupted if it encountered delays or difficulties securing these reagents, sequencers, other equipment or materials or maintenance and repair services, which could occur for a variety of reasons, including if the Company needs a replacement or temporary substitute for any of its limited or sole suppliers and is not able to locate and make arrangements for an acceptable replacement or temporary substitute. The Company’s development efforts could also be delayed or interrupted if it is unable to procure items needed for its therapeutic development activities. The Company believes there is currently a limited number of manufacturers that are capable of supplying and servicing some of the equipment and other materials necessary for its laboratory operations, including sequencers and various associated reagents.

Reportable Segments and Geographic Information

Reportable segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the Chief Operating Decision-Maker, or CODM, in making decisions regarding resource allocation and assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has two reportable segments, a laboratory services business and a therapeutic development business. For further financial information about these segments, including information for each of the periods presented regarding revenue, operating income (loss), and other important information, see Note 7, Reportable Segment and Geographic Information.

Foreign Currency Translation and Foreign Currency Transactions

The Company translates the assets and liabilities of its non-USD functional currency subsidiaries into USD using exchange rates in effect at the end of each period. Expenses for these subsidiaries are translated using rates that approximate those in effect during the period. These unrealized gains and losses are recognized in accumulated other comprehensive income in the equity section of the accompanying Condensed Consolidated Balance Sheets, and do not impact net income.

The Company and its subsidiaries that use the USD as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period. The carrying value of these monetary assets and liabilities will change with exchange rate fluctuations resulting in a foreign currency transaction gain or loss which is recognized in other income, net in the Condensed Consolidated Statements of Operations. Reagents and supplies, property, and other nonmonetary assets and liabilities are remeasured when the transaction is initially recognized using the historical rate that was in effect when the asset was acquired or liability was incurred. The carrying amounts do not change as a result of exchange rate fluctuations and no foreign currency transaction gain or loss is recognized. Gains and losses from foreign currency exchange were not significant for the three months ended March 31, 2026, and 2025.

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

Comprehensive (Loss) Income

Comprehensive (loss) income is comprised of net (loss) income and other comprehensive (loss) income. Other comprehensive (loss) income consists of net unrealized gain or loss on available-for-sale debt securities, net of tax, and foreign currency translation adjustments from the Company’s subsidiaries not using the USD as their functional currency. The tax expense of foreign currency translation income (loss) was zero for each of the three months ended March 31, 2026, and 2025.

Reclassifications from other comprehensive (loss) income to net loss, were zero in each of the three months ended March 31, 2026, and 2025. The tax effects related to net unrealized gain or loss on available-for-sale debt securities was zero in each of the three months ended March 31, 2026, and 2025, due to the valuation allowance in the current period that precludes the Company from recognizing the deferred tax benefit.

Disaggregation of Revenue

The Company classifies its customers into three payor types: (i) Institutional, including hospitals, medical institutions, other laboratories, governmental bodies, and large corporations, (ii) Insurance, or (iii) Patients who pay directly, as the Company believes this best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. The following table summarizes revenue from contracts with customers by payor type for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenue by payor
Institutional	$40,933	$41,324
Insurance	27,379	30,744
Patients	2,826	1,395
Total revenue	$71,138	$73,463

The Company estimates variable consideration using the expected value method. Any changes in variable consideration estimates that affect transactions are accounted for on a cumulative catch-up basis. Variable consideration adjustments in the three months ended March 31, 2026, and 2025 were not significant.

Contract Balances

Receivables from contracts with customers

Receivables from contracts with customers are included within trade accounts receivable on the Condensed Consolidated Balance Sheets. Receivables from Insurance and Institutional customers represented 52% and 48%, respectively, as of March 31, 2026, and each represented 50% as of December 31, 2025.

Contract assets and liabilities

Contract liabilities are recorded when the Company receives payment prior to completing its obligation to transfer goods or services to a customer. Contract liabilities are included in the Condensed Consolidated Balance Sheets. Revenues of $0.7 million and $0.1 million were recognized for the three months ended March 31, 2026, and 2025, respectively, related to contract liabilities at the beginning of the respective periods. As of March 31, 2026, and December 31, 2025, the Company has no contract assets from contracts with customers associated with contract execution and certain costs to fulfill a contract.

Prior Period Reclassifications

Certain amounts reported in the prior period have been reclassified to conform with the current period presentation. In the Condensed Consolidated Statement of Cash Flows, the Company has presented income taxes paid, net of refunds received, due to the prior adoption of ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures.

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

Adopted

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update provides all entities with a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. Amendments in this update are effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company adopted this ASU in the first quarter of 2026, and the impact is not material for the consolidated financial statements and related disclosures.

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

In September 2025, the FASB issued ASU 2025-06, Intangible—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update simplifies the capitalization guidance by removing all references to software development project stages, so that the guidance is neutral to different software development methods. Amendments in this update are effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impacts of this amendment on its financial statements and related disclosures.

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

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. This update makes targeted amendments to various topics within the Accounting Standards Codification intended to clarify, correct errors, or make minor improvements to existing guidance. Amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this amendment on its financial statements and related disclosures.

The Company does not expect that any other recently issued accounting guidance will have a significant effect on its consolidated financial statements.

Note 3. Equity and Debt Securities

The Company’s equity and debt securities consisted of the following:

	March 31, 2026
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Equity securities
Long-term
Preferred stock of privately-held companies	$15,001	$—	$—	$15,001
Total equity securities	15,001	—	—	15,001
Available-for-sale debt securities
Short-term
U.S. government debt securities	178,697	539	—	179,236
Corporate debt securities	40,744	98	(7)	40,835
U.S. agency debt securities	31,913	47	(3)	31,957
Yankee debt securities	500	—	(1)	499
Municipal bonds	375	1	—	376
Money market accounts	1,493	—	—	1,493
Less: Cash equivalents	(1,493)	—	—	(1,493)
Total debt securities due within 1 year	252,229	685	(11)	252,903
After 1 year through 5 years
U.S. government debt securities	256,681	1,206	(758)	257,129
U.S. agency debt securities	70,587	37	(384)	70,240
Municipal bonds	920	1	(3)	918
Total debt securities due after 1 year through 5 years	328,188	1,244	(1,145)	328,287
Total available-for-sale debt securities	580,417	1,929	(1,156)	581,190
Total equity and debt securities	$595,418	$1,929	$(1,156)	$596,191

	December 31, 2025
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Equity securities
Long-term
Preferred stock of privately-held companies	$15,001	$—	$—	$15,001
Total equity securities	15,001	—	—	15,001
Available-for-sale debt securities
Short-term
U.S. government debt securities	159,875	748	(1)	160,622
U.S. agency debt securities	86,786	133	(1)	86,918
Corporate debt securities	37,333	157	(16)	37,474
Yankee debt securities	500	—	(5)	495
Municipal bonds	375	—	—	375
Money market accounts	18,398	—	—	18,398
Less: Cash equivalents	(18,398)	—	—	(18,398)
Total debt securities due within 1 year	284,869	1,038	(23)	285,884
After 1 year through 5 years
U.S. government debt securities	284,857	2,821	(67)	287,611
U.S. agency debt securities	70,567	123	(51)	70,639
Corporate debt securities	9,922	85	—	10,007
Municipal bonds	1,015	1	(4)	1,012
Total debt securities due after 1 year through 5 years	366,361	3,030	(122)	369,269
Total available-for-sale debt securities	651,230	4,068	(145)	655,153
Total equity and debt securities	$666,231	$4,068	$(145)	$670,154

Gross unrealized losses on the Company’s equity and debt securities were $1.2 million and $0.1 million as of March 31, 2026, and December 31, 2025, respectively. There were no sales of available-for-sale securities or realized gain or loss for the three months ended March 31, 2026. The cost of any marketable securities sold is based on the specific-identification method. The Company did not recognize any credit losses for its marketable available-for-sale debt securities during the three months ended March 31, 2026, and 2025.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the three-tier fair value hierarchy:

	March 31, 2026
	Total	Level 1	Level 2	Level 3
	(in thousands)
Equity securities, debt securities and cash equivalents
U.S. government debt securities	$436,365	$—	$436,365	$—
U.S. agency debt securities	102,197	—	102,197	—
Corporate debt securities	40,835	—	40,835	—
Preferred stock of privately-held companies	15,001	—	—	15,001
Money market accounts	1,493	1,493	—	—
Municipal bonds	1,294	—	1,294	—
Yankee debt securities	499	—	499	—
Total equity securities, debt securities and cash equivalents	$597,684	$1,493	$581,190	$15,001

	December 31, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Equity securities, debt securities and cash equivalents
U.S. government debt securities	$448,233	$—	$448,233	$—
U.S. agency debt securities	157,557	—	157,557	—
Corporate debt securities	47,481	—	47,481	—
Money market accounts	18,398	18,398	—	—
Preferred stock of privately-held companies	15,001	—	—	15,001
Municipal bonds	1,387	—	1,387	—
Yankee debt securities	495	—	495	—
Total equity securities, debt securities and cash equivalents	$688,552	$18,398	$655,153	$15,001

The Company’s Level 1 assets include money market instruments and are valued based upon observable market prices. Level 2 assets consist of U.S. government and U.S. agency debt securities, municipal bonds, corporate debt securities and Yankee debt securities. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers.

As of March 31, 2026, and December 31, 2025, the Company held preferred stock of two privately-held companies, which were included in other long-term assets in the accompanying Condensed Consolidated Balance Sheets, that were measured using unobservable (Level 3) inputs. For the value of the investment in private equity securities, the Company elected to measure such investments at cost minus impairment, as the preferred stock of the privately-held companies did not have a readily determinable fair value. An impairment of $9.9 million was recognized in 2025 related to Helio Genomics, Inc. There was no impairment loss recorded as of March 31, 2026, for the other preferred stock investment.

There were no transfers between fair value measurement levels during the three months ended March 31, 2026, and 2025.

Note 5. Fixed Assets

Major classes of fixed assets consisted of the following:

	Useful Lives	March 31, 2026	December 31, 2025
		(in thousands)
Medical lab equipment	5 months to 13 Years	$63,086	$60,691
Building improvements	6 months to 39 Years	35,530	33,198
Building	25 to 39 Years	21,689	21,689
Computer hardware	1 to 5 Years	9,622	8,640
Aircraft	7 Years	6,400	6,400
Computer software	1 to 10 Years	6,308	6,300
Leasehold improvements	Shorter of lease term or estimated useful life	4,387	4,473
Furniture and fixtures	1 to 11 Years	4,425	4,128
Land improvements	5 to 15 Years	938	938
Automobile	3 to 7 Years	592	628
General equipment	5 Years	258	226
Land		17,347	17,347
Assets not yet placed in service		7,071	5,836
Total		177,653	170,494
Less: Accumulated depreciation		(61,309)	(57,945)
Fixed assets, net		$116,344	$112,549

Depreciation expense on fixed assets totaled $3.9 million and $3.8 million for the three months ended March 31, 2026, and 2025, respectively.

Note 6. Other Significant Balance Sheet Accounts

Other current assets consisted of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Reagents and supplies	11,286	10,604
Prepaid expenses	5,783	5,100
Marketable securities interest receivable	5,384	5,714
Inventory	770	—
Other receivable	1,075	1,134
Total	$24,298	$22,552

Accrued liabilities consisted of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Accrued legal liabilities	$14,620	$14,905
Payroll liabilities	7,294	4,383
Vacation accrual	6,204	5,236
Accrued bonus and commission	2,376	5,224
Operating lease liabilities - short term	1,932	1,462
Other accrued liabilities	2,475	2,847
Total	$34,901	$34,057

Accrued legal liabilities as of March 31, 2026 and December 31, 2025, included an accrual of $14.5 million related to a professional liability matter, refer to Note 8, Debt, Commitments and Contingencies, for additional details. Other accrued liabilities also included short-term finance lease liabilities, health insurance liabilities, accrued property taxes, income tax payables, and third-party billing services.

Other long-term liabilities consisted of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Operating lease liabilities, long term	$6,008	$3,781
Notes payable, long term	1,476	1,958
Other long-term liabilities	1,888	1,885
Total	$9,372	$7,624

Note 7. Reportable Segments and Geographic Information

The Company has two distinct reportable segments. The laboratory services operating segment offers technical laboratory and testing services and professional interpretation of laboratory results by licensed physicians who specialize in pathology and oncology. The therapeutic development operating segment is a pharmaceutical research and development entity.

The Company’s Chief Executive Officer serves as its CODM. The CODM oversees the Company’s operations and evaluates financial data for its two operating segments separately to make resource allocation decisions. The financial information regularly provided to the CODM includes various performance metrics by reportable segment, such as gross profit, operating income or loss, income or loss before income taxes, net income or loss from consolidated operations, and net income or loss attributable to Fulgent, all presented in accordance with U.S. GAAP. Although multiple financial metrics are provided, the CODM primarily relies on adjusted (non-GAAP) operating income or loss to evaluate segment performance and allocate resources. These adjusted metrics exclude the impact of equity-based compensation expenses, amortization of intangible assets, acquisition-related costs, and acquisition-related severance, if applicable as determined by management. Acquisition-related costs and acquisition-related severance are related to the acquisition of Bako (as defined below), which was closed on March 17, 2026, see Note 15. Business Combinations for additional details. The balance sheet is presented on a consolidated basis, as the CODM does not use asset or liability information, including fixed assets, to assess segment performance. As a result, segment asset and liability details are not disclosed.

The newly acquired entity, Bako, is considered part of the laboratory services segment as this acquisition was strategically undertaken to further strengthen the Company’s laboratory services business by adding new products and services and further expand its national client base, national sales team, and team of expert pathologists. Consequently, Bako’s operations are integrated into the laboratory services segment, with shared resources and collaborative efforts, and the CODM evaluates Bako’s operations as part of the laboratory services segment’s consolidated financial information. Therefore, Bako’s financial results are grouped within the laboratory services segment’s reporting.

There is no inter-segment allocation of interest expense and income taxes. There is no inter-segment revenue and operating income or loss. The Company did not allocate income tax by segment. Information regarding the Company’s operations and assets for its reportable segments as well as geographic information are as follows, all dollars are in thousands:

	Laboratory Services	Therapeutic Development	Total
Three Months Ended March 31, 2026
Revenue	$71,051	$87	$71,138
Less:
Adjusted cost of revenue	48,179	8	48,187
Adjusted research and development	6,461	4,178	10,639
Adjusted selling and marketing	11,576	—	11,576
Adjusted general and administrative	20,052	357	20,409
Total adjusted operating loss	$(15,217)	$(4,456)	$(19,673)

	Laboratory Services	Therapeutic Development	Total
Three Months Ended March 31, 2025
Revenue	$73,463	$—	$73,463
Less:
Adjusted cost of revenue	43,337	—	43,337
Adjusted research and development	4,931	3,990	8,921
Adjusted selling and marketing	7,575	—	7,575
Adjusted general and administrative	20,624	261	20,885
Total adjusted operating loss	$(3,004)	$(4,251)	$(7,255)

	Three Months Ended March 31,
	2026	2025
Reconciliation of “adjusted operating loss” to “loss before income taxes”
Adjusted operating loss	$(19,673)	$(7,255)
Less (add):
Equity-based compensation	9,890	10,550
Acquisition-related costs	2,632	—
Acquisition-related severance	396	—
Amortization of intangible assets	2,031	1,990
Interest income	(8,651)	(8,018)
Interest expense	17	14
Other income, net	(10)	(68)
Total loss before income taxes	$(25,978)	$(11,723)

Significant items by segment excluded from the adjusted operating loss:

	Three Months Ended March 31,
	2026	2025
Equity-based compensation
Laboratory services	$7,640	$8,532
Therapeutic development	2,250	2,018
Total	$9,890	$10,550

Revenue by segment:

	Three Months Ended March 31,
	2026	2025
Laboratory services:
Precision diagnostics	$40,238	$44,097
Anatomic pathology	25,080	25,300
BioPharma services	5,733	4,066
Total laboratory services	71,051	73,463
Therapeutic development:
BioPharma services	87	—
Total therapeutic development	87	—
Total	$71,138	$73,463

Depreciation and amortization by segment:

	Three Months Ended March 31,
	2026	2025
Laboratory services	$5,857	$5,755
Therapeutic development	143	164
Total	$6,000	$5,919

Interest income and expense by segment:

	Three Months Ended March 31,
	2026	2025
Laboratory services
Interest income	$8,651	$8,018
Interest expense	(17)	(14)
Therapeutic development
Interest income	—	—
Interest expense	—	—
Total	$8,634	$8,004

Total assets by segment:

	March 31, 2026	December 31, 2025
Laboratory services	$1,047,231	$1,096,379
Therapeutic development	109,138	117,146
Total	$1,156,369	$1,213,525

Geographic distribution of revenue:

	Three Months Ended March 31,
	2026	2025
United States	$65,106	$67,826
Foreign
China	2,559	2,611
Other countries	3,473	3,026
Total foreign	6,032	5,637
Total	$71,138	$73,463

Geographic distribution of property, plant and equipment, net:

	March 31, 2026	December 31, 2025
United States	$110,188	$106,250
Foreign
China	4,605	4,692
Other countries	1,551	1,607
Total foreign	6,156	6,299
Total	$116,344	$112,549

Note 8. Debt, Commitments, and Contingencies

Debt

Notes payable as of March 31, 2026, consisted of $2.0 million of notes payable related to an installment sale contract the Company entered into in February 2022 for a building. The notes payable related to the installment sale are due in February 2030, and the interest rate is 1.08%. The current portion and noncurrent portion are $0.5 million and $1.5 million, respectively, and the noncurrent portion is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. The interest expense for the three months ended March 31, 2026, and 2025, was not significant.

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

Similar to other laboratories in the industry, the Company responded to an audit inquiry by the U.S. Health Resources and Services Administration, or HRSA, with respect to its reimbursement for COVID-19 tests furnished to patients believed to be uninsured. The Company recorded approximately $548.9 million of reimbursements from HRSA under the Uninsured Program during the years ended December 31, 2022, 2021, and 2020. There is uncertainty with respect to the methodology HRSA will use in its audit and whether and how HRSA will extrapolate audit results. The Company has provided HRSA’s auditors with requested information in connection with its audit in an effort to resolve any issues related to its audit, including any reimbursed amounts that may need to be returned to HRSA. As of the date of this quarterly report, the Company has not received any final audit results from HRSA for this audit. The Company has not received any further requests for information in connection with this audit from HRSA. The Company has also received a CID issued by the DOJ pursuant to the False Claims Act related to the DOJ’s investigation as to whether the Company submitted or caused to be submitted false claims to the Uninsured Program.

As is typical for companies seeking reimbursement from government payors, from time to time the Company is named as a defendant in claims pursuant to the qui tam provisions of the False Claims Act and comparable state laws. Often, these proceedings remain under seal such that the Company does not have access to the specific information included in them. Seals often remain in place for extended periods of time while the U.S. government, or applicable regulatory authority, decides whether to intervene on behalf of the qui tam plaintiff. As a result, the Company may not be aware of all qui tam claims that have been filed against the Company. In or around February 2026, the U.S. District Court for the Central District of California unsealed a qui tam complaint (and certain related proceedings) filed against Fulgent Genetics, Inc. and Fulgent Therapeutics LLC by a qui tam plaintiff (known as a relator) on behalf of the United States. This complaint alleged that the Company filed false claims for reimbursement for COVID-19 tests in violation of the False Claims Act. The complaint was subsequently dismissed without prejudice as to the relator and the U.S. government following the U.S. government’s filing of a motion to dismiss, meaning the relator and the U.S. government retained the right to refile and may refile under seal.

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

From time to time, the Company, like other laboratories in its industry, is subject to claims and allegations relating to professional liability. The Company accrued $14.5 million in connection with the settlement of a professional liability matter, which was included in accrued legal liabilities and general and administrative expense in the 2025 Annual Report. The Company maintains professional liability insurance that has provided partial coverage for this matter, subject to customary retentions, exclusions, and limits.

Note 9. Leases

Lessee

The Company is a lessee to various non-cancelable operating leases with varying terms through March 2034, primarily for laboratory and office space and equipment. The Company has options to renew some of these leases after their expiration. On a lease-by-lease basis, the Company considers such options, which may be elected at the Company’s sole discretion, in determining the lease term. The Company also has various finance leases for lab equipment with varying terms through December 2026, some of which were acquired in business combinations. The Company does not have any leases with variable lease payments. The Company’s operating lease agreements do not contain any residual value guarantees, material restrictive covenants, bargain purchase options, or asset retirement obligations.

The operating and finance lease right-of-use asset, or ROU asset, short-term lease liabilities, and long-term lease liabilities as of March 31, 2026, and December 31, 2025, were as follows:

	March 31, 2026	December 31, 2025
	(in thousands)
Operating lease ROU asset, net	$7,687	$4,961
Operating lease liabilities, short term	$1,932	$1,462
Operating lease liabilities, long term	$6,008	$3,781
Finance lease ROU asset, net	$254	$339
Finance lease liabilities, short term	$271	$360
Finance lease liabilities, long term	$—	$—

The following was operating and finance lease expense:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Operating lease cost	$723	$435
Finance lease cost:
Amortization of ROU assets	85	132
Interest on lease liabilities	3	6
Short-term lease cost	468	561
Total lease cost	$1,279	$1,134

Supplemental information related to leases was the following:

March 31, 2026
Weighted-average remaining lease term, operating leases	5.37
Weighted-average discount rate, operating leases	6.10%
Weighted-average remaining lease term, finance lease	0.75
Weighted-average discount rate, finance lease	3.21%

The following is a maturity analysis of operating and finance lease liabilities using undiscounted cash flows on an annual basis with renewal periods included:

	Operating Leases	Finance Lease
	(in thousands)
Year ending December 31,
2026 (remaining 9 months)	1,826	275
2027	1,938	—
2028	1,228	—
2029	1,063	—
2030	1,071	—
2031	1,081	—
Thereafter	1,258	—
Total lease payments	9,465	275
Less imputed interest	(1,525)	(4)
Total	$7,940	$271

Note 10. Equity-Based Compensation

The Company has included equity-based compensation expense as part of cost of revenue and operating expenses in the accompanying Condensed Consolidated Statements of Operations as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cost of revenue	$1,461	$1,780
Research and development	3,537	3,474
Selling and marketing	645	890
General and administrative	4,247	4,406
Total	$9,890	$10,550

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

The Company recorded consolidated expense for (benefit from) income taxes of $(0.7) million and $0.2 million for the three months ended March 31, 2026, and 2025, respectively. The Company’s effective tax rate was 3% for the three months ended March 31, 2026, compared to (2)% for the three months ended March 31, 2025. The change in the effective tax rate compared to prior periods was primarily driven by a one-time tax benefit resulting from an acquisition completed during the quarter, which allowed the Company to recognize a portion of the tax benefit from its net operating losses that had previously been reserved.

The Company is under examination by certain tax authorities for the 2020 to 2021 and 2023 tax years. While the timing of the conclusion of the examination is uncertain, the Company believes that adequate amounts have been reserved for adjustments that may result. During 2026, the statutes of limitations will lapse on the Company’s 2022 federal tax year and certain 2021 and 2022 state tax years. The Company does not believe the federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next 12 months.

As of March 31, 2026, the Company has not yet received the $106.1 million related to the carryback of Investment Tax Credits to the 2021 and 2022 tax years. In connection with the delayed refunds, the Company has accrued $2.2 million of estimated overpayment interest receivable from the Internal Revenue Service through the first quarter of 2026, which is recorded in interest income. The Company continues to monitor the status of its refund claim.

Note 12. Loss per Share

The following is a reconciliation of the basic and diluted loss per share computations for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net loss attributable to Fulgent	$(24,826)	$(11,530)

Weighted-average common shares - outstanding, basic	30,881	30,832
Weighted-average common shares - outstanding, diluted	30,881	30,832

Loss per share:
Basic	$(0.80)	$(0.37)
Diluted	$(0.80)	$(0.37)

The following securities have been excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Stock options	73	95
Restricted stock units	2,364	2,340
Contingently issuable shares	293	—

The anti-dilutive shares described above were calculated using the treasury stock method. In the three months ended March 31, 2026, and 2025, the Company had outstanding stock options and restricted stock units that were excluded from the weighted-average share calculation for continuing operations due to the Company’s net loss positions.

In the three months ended March 31, 2026, the Company also had contingently issuable shares for contingent consideration to the acquisition of ANP that were excluded from the weighted-average share calculation for continuing operations due to the Company’s net loss positions. The milestones have not been satisfied as of March 31, 2026, thus, nothing was included in dilutive shares.

Note 13. Retirement Plans

The Company offers a 401(k) retirement savings plan, or the 401(k) Plan, for its employees, including its executive officers, who satisfy certain eligibility requirements. The Internal Revenue Code of 1986, as amended, allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) Plan. The Company matches contributions to the 401(k) Plan based on the amount of salary deferral contributions the participant makes to the 401(k) Plan. The Company will match up to 4% of an employee’s compensation that the employee contributes to their 401(k) Plan account. Total Company matching contributions to the 401(k) Plan were $1.3 million and $1.2 million for the three months ended March 31, 2026, and 2025, respectively.

Note 14. Related Party

Prior to April 25, 2025, Ming Hsieh, the Chief Executive Officer and Chairperson of the board of directors, was on the board of directors and an approximately 20% owner of ANP, with which the Company entered into certain drug-related licensing and development service agreements.

The President and Chief Scientific Officer of Fulgent Pharma, Ray Yin, is the Founder, President, and Chief Technology Officer of ANP. The Company incurred $0.4 million related to the licensing and development services and the purchase of equipment in the three months ended March 31, 2025. The Company also entered into an employee service agreement with ANP in April 2023, an insignificant amount was recognized in revenue in the three months ended March 31, 2025.

Note 15. Business Combinations

Bako Business Combination

On March 17, 2026, or the Bako acquisition date, Inform Diagnostics, Inc., a wholly owned subsidiary of the Company, completed an acquisition of substantially all of the assets and certain specified liabilities of Bako Diagnostics, a premier pathology laboratory, and 100% of the issued and outstanding equity of StrataDx, a premier dermatopathology laboratory. Under the terms of the asset purchase agreement, as well as the purchase and sale agreement, both dated December 20, 2025, the total purchase price was approximately $55.7 million, net of cash received. These acquisitions, or collectively, the Bako Acquisition, enable the Company to further strengthen its laboratory services business by adding new products and services and further expand its national client base, national sales team, and team of expert pathologists.

The financial results of the Bako Acquisition are included in the condensed consolidated financial statements from the date of acquisition.

The Company accounted for the acquisitions as a business combination under Accounting Standards Codification Topic 805, Business Combinations, or “ASC 805.” Accordingly, the total consideration transferred has been allocated to the tangible assets and identified intangible assets acquired and liabilities assumed based on their estimated fair values as of the Bako acquisition date. The excess of the consideration transferred over the fair value of net identifiable assets acquired has been recognized as goodwill. The purchase price allocation is preliminary and remains subject to change, primarily with respect to deferred taxes. As additional information becomes available — including the filing and finalization of federal and state tax returns for periods prior to the Bako acquisition date, and the resolution of other post-closing matters — the Company may further update the preliminary purchase price allocation during the remainder of the measurement period (up to one year from the Bako acquisition date). If measurement period adjustments are identified, the Company will adjust the provisional amounts, with a corresponding adjustment to goodwill, as if the accounting had been completed at the Bako acquisition date. The Company will revise comparative information for prior periods presented in its financial statements to reflect measurement period adjustments.

The following tables summarize the consideration and the amounts of the assets acquired and liabilities assumed recognized at the Bako acquisition date:

Amounts
(in thousands)
Considerations
Cash paid	$56,111
Considerations not paid yet (in accrued liabilities)	141
Total considerations	$56,252

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$544
Trade accounts receivable	2,090
Inventory	1,561
Prepaid expenses	2,353
Fixed assets	1,459
ROU assets - operating	2,839
Other long-term assets	25
Identifiable intangible assets	22,700
Accounts payable	(1,952)
Accrued liabilities	(2,741)
Operating lease liabilities	(2,839)
Deferred tax liabilities	(1,166)
Recognized amounts of identifiable assets acquired and liabilities assumed, net	24,873
Goodwill	31,379
Total	$56,252

The goodwill of $31.4 million arising from the acquisition is attributed to the expected synergies, assembled workforce, and other benefits that will potentially be generated from the business combination along with deferred tax. The goodwill recognized is not deductible for tax purposes.

The identified intangible assets acquired consisted of $22.0 million customer relationships with an estimated amortization life of ten years and $0.7 million trade name with an estimated amortization life of three years.

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

The revenue and net loss of the acquiree since the Bako acquisition date are $2.6 million and $1.0 million, respectively, which are included in the accompanying Condensed Consolidated Statements of Operations.

The acquisition-related costs associated with the acquisition of Bako consisted primarily of legal, regulatory and financial advisory fees of approximately $2.6 million for the three months ended March 31, 2026 and $1.5 million incurred in the fourth quarter of 2025. These acquisition-related costs were expensed as incurred as general and administrative expenses.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations of Fulgent and Bako as if the acquisition had been completed on January 1, 2025. The unaudited pro forma financial information is not necessarily indicative of future operating results or the financial position that would have occurred had the acquisition been consummated on that date.

The unaudited pro forma financial information does not reflect any cost savings, operating synergies, or revenue enhancements that the combined company may achieve as a result of the acquisition, the costs to integrate the operations of Fulgent and Bako, or the costs necessary to achieve those cost savings, operating synergies, and revenue enhancements.

The unaudited pro forma net loss attributable to Fulgent has been adjusted for the following non-recurring and acquisition-related items:

Acquisition-related costs – Acquisition-related costs incurred by both Fulgent and Bako, totaling $2.8 million for the three months ended March 31, 2026, have been excluded from pro forma net loss as these costs are directly attributable to the acquisition and are non-recurring in nature. Such costs include investment banker fees, legal fees, due diligence expenses, and third-party valuation fees.

Transaction bonus and acquisition-related severance costs – A transaction bonus of $3.6 million paid by Bako and a separation payment of $0.4 million paid to a former officer of Bako by the combined entity have been excluded from pro forma net loss for the three months ended March 31, 2026, as those obligations arose directly from the change-in-control provisions of Bako’s pre-existing employment agreements and is non-recurring.

Financing costs – Financing costs incurred by Bako associated with indebtedness that was repaid in connection with the acquisition totaling $1.3 million and $1.5 million for the three months ended March 31, 2026, and 2025, respectively, have been excluded from pro forma net loss. These costs are non-recurring as the underlying debt was extinguished on the Bako acquisition date.

Fair value adjustments – Adjustments of $0.2 million and $2.0 million for the three months ended March 31, 2026, and 2025, respectively, reflect the adjusted amortization of acquired intangible assets and depreciation on property and equipment recognized at fair value in connection with the purchase price allocation, as required under ASC 805.

	Three Months Ended March 31,
	2026	2025
	(in thousands, except per share data)
Revenue	$84,624	$90,612
Net loss attributable to Fulgent	$(24,510)	$(13,686)
Basic loss per common share attributable to Fulgent	$(0.79)	$(0.44)
Diluted loss per common share attributable to Fulgent	$(0.79)	$(0.44)

ANP Technologies, Inc.

On July 9, 2025, or the ANP acquisition date, the Company completed an acquisition of 100% of the outstanding equity of ANP, an innovation-driven company, which has developed multiple proprietary product platforms. The acquisition was structured as a combination of cash and stock, net of cash received. This acquisition enables the Company to secure ownership of the patents previously licensed from ANP, which are currently utilized in ongoing clinical studies. By securing full ownership of these intellectual property rights, the Company aims to enhance its control over the development and commercialization of related therapeutic candidates, thereby aligning with its strategic objectives to advance clinical programs.

The financial results of ANP are included in the consolidated financial statements from the date of acquisition.

During the three months ended March 31, 2026, the Company finalized the federal and state income tax returns for ANP for periods prior to the ANP acquisition date. As a result of this finalization, the Company identified a measurement period adjustment resulting in a decrease to deferred tax liabilities of $2.7 million, with a corresponding decrease to goodwill of $2.7 million. This adjustment is reflected retrospectively as of the ANP acquisition date in accordance with ASC 805. The adjustment had no impact on the Company’s consolidated statements of operations for the three months ended March 31, 2026.

The following table summarizes the updated and finalized purchase price allocation:

	As Previously Reported	Measurement Period Adjustment	As Revised
	(in thousands)
Considerations
Cash paid	$14,322	—	$14,322
Cash held back	1,887	—	1,887
Settlement of pre-existing accounts payable	(290)	—	(290)
Contingent consideration	5,731	—	5,731
Total considerations	$21,650	$—	$21,650

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$18,097	—	$18,097
Trade accounts receivable	7	—	7
Other current assets	97	—	97
ROU assets - operating	612	—	612
Other long-term assets	15	—	15
Identifiable intangible assets	6,200	—	6,200
Accounts payable	(75)	—	(75)
Accrued liabilities	(591)	—	(591)
Operating lease liabilities	(612)	—	(612)
Income tax payable	(1,562)	—	(1,562)
Other long-term liabilities	(3,563)	2,728	(835)
Recognized amounts of identifiable assets acquired and liabilities assumed, net	18,625	2,728	21,353
Goodwill	3,025	(2,728)	297
Total	$21,650	$—	$21,650

The acquisition includes a contingent consideration arrangement that requires the Company to issue up to 292,682 shares of the Company’s common stock to the sellers of ANP upon ANP’s achievement of certain minimum levels of cash receipts over the next two years. The contingent consideration is classified as equity, and the fair value of $5.7 million was calculated based on the stock price of the Company’s common stock on the ANP acquisition date. The fair value of the contingent consideration does not need to be remeasured, as the subsequent settlement will be accounted for as equity.

The merger agreement, as amended, called for the Company to hold back $1.9 million to serve as collateral for indemnification of the equity holders. $1.0 million of the holdback will be released to the sellers of ANP after the initial survival date (three years after closing), and the remaining amount is to be released four years after the closing date.

The goodwill of $0.3 million arising from the acquisition is attributed to the expected synergies, assembled workforce, and other benefits that will potentially be generated from the business combination along with deferred tax. The goodwill recognized is not deductible for tax purposes.

The identified intangible assets acquired consisted of $3.9 million IPR&D, which is an indefinite-lived asset and as such is not amortized, and $2.3 million customer relationships with an estimated amortization life of 18 years.

The fair value of the IPR&D was estimated using the cost to recreate method of the cost approach. The cost to recreate method estimates the expense to the Company if the intangible assets were to be recreated. The fair value of the customer relationships was estimated using the MPEEM under the income approach. Under the MPEEM, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows attributable only to the subject intangible asset after deducting contributory asset charges. The incremental after-tax cash flows attributable to the customer contract are then discounted to their present value at a risk-adjusted rate of return. The useful lives of the intangible assets for amortization purposes were determined by considering the period of expected cash flows used to measure the fair values of the intangible assets adjusted as appropriate for entity-specific factors including legal, regulatory, contractual, competitive, economic and other factors that may limit the useful life. The customer relationships are amortized on a straight-line basis over the estimated useful lives.

Note 16. Stock Repurchase Program

In March 2022, the Company’s board of directors authorized a $250.0 million stock repurchase program. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions. The stock repurchase program has no expiration from the date of authorization.

During the three months ended March 31, 2026, the Company repurchased 2.6 million shares of its common stock at an aggregate cost of $40.1 million under the stock repurchase program. During the three months ended March 31, 2025, the Company repurchased 0.5 million shares of its common stock at an aggregate cost of $7.9 million under the stock repurchase program. As of March 31, 2026, a total of approximately $99.6 million remained available for future repurchases of its common stock under the stock repurchase program.

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

The changes in the carrying amount of goodwill in the three months ended March 31, 2026 were as follows:

	Laboratory Services	Therapeutic Development
	(in thousands)
Balance at December 31, 2025	$—	$25,080
Acquisition	31,379	—
Measurement period adjustment	—	(2,728)
Balance at March 31, 2026	$31,379	$22,352

Laboratory Services

The change in goodwill for the laboratory services segment reflects goodwill arising from the Bako Acquisition. The newly acquired entity, Bako, is considered part of the laboratory services segment. See Note 15, Business Combinations, for further details.

The Company engaged a third-party valuation company for the valuation of the goodwill and intangible assets associated with the acquisition of Bako on the Bako acquisition date. There is no indication of a potential impairment for the Company’s goodwill and intangible assets; thus, no quantitative assessment was performed.

Therapeutic Development

The decrease in goodwill for the therapeutic development segment reflects a measurement period adjustment related to the ANP acquisition, resulting from the finalization of deferred tax liabilities. See Note 15, Business Combinations, for further details.

Based upon the results of the qualitative assessments the Company performed as of December 31, 2025, the Company concluded that the fair values of the therapeutic development reporting unit and the IPR&D asset at December 31, 2025, were greater than the carrying values and that there was no impairment. The Company evaluated whether any events or changes in circumstances occurred during the three months ended March 31, 2026, that would indicate it is more likely than not that the fair value of any reporting unit or indefinite-lived intangible asset has declined below its carrying amount. Based on this evaluation, no triggering events were identified and no interim impairment test was required.

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

Summaries of intangible assets balances as of March 31, 2026, and December 31, 2025, were as follows:

	Weighted-Average Amortization Period	March 31, 2026	December 31, 2025
		(in thousands)
Laboratory Services
Customer relationships	12 Years	$105,150	$83,135
Less: accumulated amortization		(27,278)	(25,633)
Customer relationships, net		77,872	57,502

Royalty-free technology	10 Years	5,364	5,291
Less: accumulated amortization		(2,637)	(2,469)
Royalty-free technology, net		2,727	2,822

Trade name	7 Years	4,490	3,790
Less: accumulated amortization		(2,019)	(1,896)
Trade name, net		2,471	1,894

Laboratory information system platform	5 Years	1,860	1,860
Less: accumulated amortization		(1,736)	(1,643)
Laboratory information system platform, net		124	217

In-place lease intangible assets	5 Years	360	360
Less: accumulated amortization		(273)	(255)
In-place lease intangible assets, net		87	105

Purchased patent	10 Years	29	29
Less: accumulated amortization		(15)	(14)
Purchased patent, net		14	15
Total		83,295	62,555

Therapeutic Development
Customer relationships	18 Years	2,300	2,300
Less: accumulated amortization		(96)	(64)
Customer relationships, net		2,204	2,236

In-process research & development	n/a	68,490	68,490
Total		70,694	70,726
Total intangible assets, net		$153,989	$133,281

Acquisition-related intangibles included in the above tables are generally finite-lived and are carried at cost less accumulated amortization, except for IPR&D, which is related to the acquisitions of Fulgent Pharma in 2022 and ANP in 2025, and has an indefinite life until research and development efforts are completed or abandoned. All other finite-lived acquisition-related intangibles related to the business combinations are amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized.

During the three months ended March 31, 2026, the Company recorded $22.0 million of customer relationships and $0.7 million of trade name attributable to the acquisition of Bako. See more details in Note 15, Business Combinations.

Amortization of intangible assets was $2.0 million for each of the three months ended March 31, 2026, and 2025.

Based on the carrying value of intangible assets recorded as of March 31, 2026, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for intangible assets is expected to be as follows:

Amounts
(in thousands)
Year ending December 31,
2026 (remaining 9 months)	$7,610
2027	9,786
2028	9,751
2029	9,319
2030	8,957
2031	8,319
Thereafter	31,757
Total	$85,499

Note 18. Subsequent Events

Stock Repurchase Program

From April 1, 2026, through May 1, 2026, the Company repurchased 0.5 million shares of its common stock for an aggregate cost of $8.7 million at an average price of $15.84 per share under the stock repurchase program approved in March 2022. See Note 16, Stock Repurchase Program. As of May 1, 2026, a total of $91.0 million remained available for future repurchases of its common stock under the stock repurchase program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included in this report. Additionally, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the U.S. Securities and Exchange Commission, or SEC, in preparing this discussion and analysis, we presume that readers have access to and have read the discussion and analysis of our financial condition and results of operations included in our annual report on Form 10-K for our fiscal year ended December 31, 2025, filed with the SEC on February 27, 2026, or the 2025 Annual Report. As used in this discussion and analysis and elsewhere in this report, unless the context otherwise requires, the terms “Fulgent,” the “Company,” “we,” “us” and “our” refer to Fulgent Genetics, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are statements other than historical facts and relate to future events or circumstances or our future performance, and they are based on our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. The forward-looking statements in this discussion and analysis include statements about, among other things, our future financial and operating performance, our future cash flows and liquidity and our growth strategies, as well as anticipated trends in our business and industry. These forward-looking statements are subject to a number of risks and uncertainties, including, among others, those described under “Item 1A. Risk Factors” in Part I of the 2025 Annual Report. Moreover, we operate in a competitive and rapidly evolving industry and new risks emerge from time to time. It is not possible for us to predict all of the risks we may face, nor can we assess the impact of all factors on our business or the extent to which any factor or combination of factors could cause actual results to differ from our expectations. In light of these risks and uncertainties, the forward-looking events and circumstances described in this discussion and analysis may not occur, and actual results could differ materially and adversely from those described in or implied by any forward-looking statements we make. Although we have based our forward-looking statements on assumptions and expectations we believe are reasonable, we cannot guarantee future results, levels of activity, performance or achievements or other future events. As a result, forward-looking statements should not be relied on or viewed as predictions of future events, and this discussion and analysis should be read with the understanding that actual future results, levels of activity, performance and achievements may be materially different than our current expectations. The forward-looking statements in this discussion and analysis speak only as of the date of this report, and except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

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

On March 17, 2026 and as further described in Note 15, Business Combinations, to the condensed consolidated financial statements included in this report, we completed the acquisition of certain assets of Bako Diagnostics and acquired StrataDx, or collectively, the Bako Acquisition, which together provide dermatopathology, podiatric pathology, and molecular diagnostic services and therapeutic products. As the Bako Acquisition closed late in the first quarter, the results for the three months ended March 31, 2026, include only approximately two weeks of the acquired operations. We expect the additional impact of the Bako Acquisition on our consolidated results of operations, including revenue, cost of revenue, and operating expenses, to be reflected in the second quarter of 2026 and in future periods.

Business Risks and Uncertainties and Other Factors Affecting Our Performance

Our business and prospects are exposed to numerous risks and uncertainties, as described below and in our 2025 Annual Report. In particular, the Bako Acquisition is a major transaction involving the integration of significant operations into our existing laboratory business. As described in greater detail in the risk factors included in our 2025 Annual Report, these acquisitions involve inherent risks, including potential difficulties in integrating operations, personnel, and technologies, and the potential for higher than anticipated acquisition-related costs or integration expenses. Ultimately, we may not realize the anticipated benefits of this transaction. For more information, see “Item 1A. Risk Factors” in Part I of the 2025 Annual Report. In addition, our performance in any period is affected by a number of other factors. See the description of some of the material factors affecting our performance in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2025 Annual Report.

Results of Operations

The table below summarizes the results of our continuing operations for each of the periods presented. For a financial overview relating to our results of operations, including general descriptions of the make-up of material line items of our statement of operation data, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2025 Annual Report. Historical results are not indicative of the results to be expected in the current period or any future period.

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Statement of Operation Data
Revenue	$71,138	$73,463	$(2,325)	(3)%
Cost of revenue	49,648	45,117	4,531	10%
Gross profit	21,490	28,346	(6,856)	(24)%
Operating expenses
Research and development	14,176	12,395	1,781	14%
Selling and marketing	12,221	8,465	3,756	44%
General and administrative	27,684	25,291	2,393	9%
Amortization of intangible assets	2,031	1,990	41	2%
Total operating expenses	56,112	48,141	7,971	17%
Operating loss	(34,622)	(19,795)	(14,827)	75%
Other income (expenses)
Interest income	8,651	8,018	633	8%
Interest expense	(17)	(14)	(3)	21%
Other income, net	10	68	(58)	(85)%
Total other income, net	8,644	8,072	572	7%
Loss before income taxes	(25,978)	(11,723)	(14,255)	122%
(Benefit from) provision for income taxes	(704)	176	(880)	(500)%
Net loss from consolidated operations	(25,274)	(11,899)	(13,375)	112%
Net loss attributable to noncontrolling interests	448	369	79	21%
Net loss attributable to Fulgent	$(24,826)	$(11,530)	$(13,296)	115%

Revenue

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Revenue from laboratory services
Precision diagnostics	$40,238	$44,097	$(3,859)	(9)%
Anatomic pathology	25,080	25,300	(220)	(1)%
BioPharma services	5,733	4,066	1,667	41%
Total laboratory services	71,051	73,463	(2,412)	(3)%
Revenue from therapeutic development
BioPharma services	87	—	87	*
Total therapeutic development	87	—	87	*
Total revenue	$71,138	$73,463	$(2,325)	(3)%

* not meaningful

Revenue decreased by $2.3 million, or 3%, from $73.5 million in the three months ended March 31, 2025, to $71.1 million in the three months ended March 31, 2026. The decrease in revenue between periods was driven by decreases of $3.9 million in precision diagnostics and $0.2 million in anatomic pathology, partially offset by an increase of $1.7 million in BioPharma services from the laboratory services reportable segment and $0.1 million in BioPharma services from the therapeutic development segment.

The decrease in precision diagnostics revenue was driven by the decline in revenue from our largest customer as this customer begins to perform tests internally. As previously disclosed in our Form 10-K, we expect revenues for our largest customer to continue to decline in 2026 as this customer increases its performance of tests internally. The tests and testing services this customer has historically purchased were primarily precision diagnostic tests. To reduce this revenue risk, we will focus on developing existing customers and increasing the number of customers and thereby reducing the concentration and on successfully integrating our acquired businesses. Anatomic pathology services remained relatively consistent, with the decrease primarily due to a timing impact from claims that were delayed in release, partially offset by $2.6 million in revenue resulting from the Bako Acquisition during the first quarter. The volume of our anatomic pathology testing services can fluctuate during holiday periods and can decline due to extreme adverse weather conditions leading to temporary laboratory closures as experienced during 2026. The increase in BioPharma services revenue was primarily due to the timing of service projects, though this revenue is expected to remain variable due to the long sales cycle and fluctuations in project timing.

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

Our customer base includes insurance, institutional, and individual payors. In some periods, our revenue is concentrated on a smaller number of customers. For the laboratory services segment, aggregating customers that are under common control, our largest customer comprised $10.4 million, or 15%, of our revenue in the three months ended March 31, 2026, and $17.6 million, or 24%, of our revenue in the three months ended March 31, 2025. As previously disclosed, we expect revenues for this customer to continue to decline in 2026 as this customer transitions the performance of tests internally.

For our largest laboratory customer, and for our customers generally, tests are typically purchased on a test-by-test basis and not pursuant to any long-term purchasing arrangements. Any or all of our customers, including affiliated customers or customers under common control who purchase large quantities of tests, have decided, and could again decide at any time, to decrease, delay, or discontinue their orders from us, which could adversely affect our revenue. In addition to the decline in demand from our largest customer transitioning testing services internally discussed above, we believe fluctuations in customer demand for our tests may be attributable, in part, to the nature of our business. Testing demand can often fluctuate throughout the year with lower demand during holiday periods. Our traditional laboratory and testing services customers can also experience significant volatility in their testing demand from period to period in the ordinary course of their operations. Demand fluctuations, particularly for any large customers, often have a significant impact on our period-to-period performance regardless of their cause.

Revenue from the therapeutic development segment includes amounts recognized by ANP from technologies licensed to pharmaceutical and biotechnology companies, as well as CROs. In addition, ANP has a manufacturing and supply agreement with a customer for specific COVID-19 testing kits, under which, ANP is entitled to participate in gross-margin sharing on the sale of those kits. The timing of the gross-margin sharing revenue is dependent on the customer’s downstream sales of the kits. An insignificant amount of gross-margin sharing revenue was recognized for the three months ended March 31, 2026.

Revenue from non-U.S. sources increased by $0.4 million, or 7%, from $5.6 million in the three months ended March 31, 2025, to $6.0 million in the three months ended March 31, 2026. The increase was primarily due to increases in total revenue to Australia of $0.7 million and Canada of $0.3 million, partially offset by a decrease in total revenue to the United Kingdom of $0.6 million.

Cost of Revenue

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$49,648	$45,117	$4,531	10%
Cost of revenue as a % of revenue	70%	61%

Our consolidated cost of revenue increased by $4.5 million, or 10%, from $45.1 million in the three months ended March 31, 2025, to $49.6 million in the three months ended March 31, 2026. The increase was primarily due to increases of $1.8 million in personnel expenses due to increased headcount, $1.5 million in shipping and handling expenses, $0.7 million in reagent and supply costs, $0.5 million in depreciation expense, and $0.5 million in consulting costs, and partially offset by a decrease of $0.5 million in software and software licensing. The increases in personnel expenses/headcount and other cost of revenue items for the three months ended March 31, 2026, include the impact of absorbing the Bako and StrataDx operations from the March 17, 2026 acquisition date. Because the acquired operations were included for only approximately two weeks of the quarter, we expect cost of revenue to increase in future quarters as the Bako Acquisition operations are more fully reflected in our consolidated results.

Our consolidated cost of revenue as a percentage of revenue increased from 61% in the three months ended March 31, 2025, to 70% in the three months ended March 31, 2026.

Our gross profit decreased by $6.9 million, or 24%, from $28.3 million in the three months ended March 31, 2025, to $21.5 million in the three months ended March 31, 2026. Our gross profit as a percentage of revenue, or gross margin, decreased from 39% in the three months ended March 31, 2025, to 30% in the three months ended March 31, 2026. This was driven by the decreased revenue, for the reasons described above, and increased headcount.

Research and Development

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Research and development
Laboratory services	$8,493	$7,082	$1,411	20%
Therapeutic development	5,683	5,313	370	7%
Total research and development	$14,176	$12,395	$1,781

Laboratory Services

For the laboratory services segment, the research and development expenses were mainly for advancing our technology and future testing and testing services. The expenses increased by $1.4 million, or 20%, from $7.1 million in 2025 to $8.5 million in 2026. The increase was primarily attributed to increases of $0.8 million in personnel expenses and $0.7 million in reagents and supplies expenses, partially offset by a decrease of $0.1 million in facility expenses.

In the three months ended March 31, 2026, the research and development expenses for the laboratory services segment primarily consisted of $7.1 million in personnel expenses, including bonuses and equity-based compensation, $1.1 million in reagent and supply costs, $0.1 million in depreciation expense, and $0.1 million in facility expenses. In the three months ended March 31, 2025, expenses primarily consisted of $6.3 million in personnel expenses, including bonuses and equity-based compensation, $0.4 million in reagent and supply costs, $0.1 million in facility expenses, and $0.1 million in depreciation expense.

Therapeutic Development

For the therapeutic development segment, the research and development expenses in the three months ended March 31, 2026, included $2.9 million in personnel costs, including equity-based compensation, $2.4 million in CRO costs, $0.2 million in facility expenses, and $0.1 million in depreciation expenses. In the three months ended March 31, 2025, these expenses comprised $2.6 million in CRO costs, $2.4 million in personnel costs, including equity-based compensation, and $0.2 million in depreciation expenses.

Research and development expenses for the therapeutic development segment increased by $0.4 million, or 7%, from $5.3 million in the three months ended March 31, 2025, to $5.7 million in the three months ended March 31, 2026. The increase was primarily driven by increases of $0.5 million in personnel costs, including equity-based compensation expense, and $0.1 million in facility expenses, partially offset by a decrease of $0.2 million in CRO costs. The overall increase was attributed to the advancement and continuation of the clinical study of FID-007, along with FID-022. In the three months ended March 31, 2026, approximately $1.0 million was incurred for the clinical development of FID-022, which was consistent with the related costs of approximately $1.0 million in the three months ended March 31, 2025. Expenses for our therapeutic development segment will be influenced by our ability to progress our therapeutic candidates through development with the FDA, the timing of which can be uncertain and delayed due to a variety of factors beyond our control, including staff reductions at the FDA and the effects or residual effects of the recent U.S. “government shutdowns,” which may affect the FDA’s ability to provide any required approvals or review in a timely manner or in the timelines expected.

Looking ahead, we expect research and development expenses to continue increasing as clinical trials progress for FID-007, FID-022, and other pre-clinical studies.

Selling and Marketing

Our consolidated selling and marketing expenses increased by $3.8 million, or 44%, from $8.5 million in the three months ended March 31, 2025, to $12.2 million in the three months ended March 31, 2026. The increase in consolidated selling and marketing expenses was due to increases of $2.4 million in personnel expenses, $1.1 million in software licensing, $0.2 million in travel expenses, $0.1 million in trade show expenses, and $0.1 million in supply and material expenses, partially offset by a decrease of $0.1 million in consulting expenses.

General and Administrative

Our consolidated general and administrative expenses increased by $2.4 million, or 9%, from $25.3 million in the three months ended March 31, 2025, to $27.7 million in the three months ended March 31, 2026. The increase in consolidated general and administrative expenses was due to increases of $2.6 million in acquisition-related costs primarily related to the Bako Acquisition, $0.8 million in legal fees, $0.2 million in personnel costs, and $0.1million in insurance expenses, partially offset by decreases of $0.9 million in provision for credit losses, $0.3 million in depreciation expenses, and $0.3 million in accounting expenses.

Amortization of Intangible Assets

Our consolidated amortization of intangible assets represents amortization expenses on the intangible assets that arose from the business combinations in 2026, 2025, 2022, and 2021, and a patent purchased in 2021.

Other Income (Expenses)

Other income (expenses), is primarily comprised of interest income, which was $8.7 million in the three months ended March 31, 2026, and $8.0 million in the three months ended March 31, 2025. This interest income included interest earned on marketable securities and realized gain or loss on sale of marketable securities, as well as interest accrued for outstanding federal tax refunds. The change in interest income was primarily due to the interest earned from the outstanding federal tax refunds, partially offset by lower overall marketable security balances.

(Benefit from) Provision for Income Taxes

(Benefit from) provision for income taxes was $(0.7) million and $0.2 million for the three months ended March 31, 2026, and 2025, respectively. The effective tax rate was 3% and (2)% for the three months ended March 31, 2026, and 2025, respectively. The change in the effective tax rate compared to prior periods was primarily driven by a one-time tax benefit resulting from the Bako Acquisition completed during the quarter, which allowed the Company to recognize a portion of the tax benefit from its net operating losses that had previously been reserved.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest represents net loss attributable to minority stockholders from entities not wholly owned.

Liquidity and Capital Resources

Liquidity and Sources of Cash

We had $604.7 million and $705.5 million in cash, cash equivalents, restricted cash, and marketable securities as of March 31, 2026, and December 31, 2025, respectively. Our marketable securities primarily consist of U.S. government and U.S. agency debt securities, corporate bonds, municipal bonds, and Yankee debt securities as of March 31, 2026, and December 31, 2025.

Our primary uses of cash are for strategic acquisitions (the Bako Acquisition was funded from existing cash); our stock repurchase program; capital expenditures, mainly in buildings, building improvements, and equipment; repurchases of our stock; the funding of our clinical trials; and the funding of our operations as we continue to invest in and seek to grow our business. Cash used to fund operating expenses is impacted by the timing of our expense payments, as reflected in the changes in our outstanding accounts payable and accrued expenses. Future repurchases under the stock repurchase program, if any, will depend on a variety of factors, including the market price of our common stock, general market and economic conditions, our financial condition and operating results, our capital requirements and alternative uses of capital, applicable legal requirements, and other factors our board of directors may deem relevant. Our stock repurchase program does not obligate us to repurchase any specific number of shares and may be suspended, modified, or discontinued at any time without prior notice.

We expect our existing cash, cash equivalents, restricted cash, and marketable securities to continue to be sufficient to meet our anticipated cash requirements for at least the next 12 months. Cash provided by operations has significantly contributed to our ability to meet our liquidity needs, including paying for capital expenditures, however, cash provided by our operations has in the past experienced fluctuations from period to period, which we expect may continue in the future. These fluctuations can occur because of a variety of factors, including, among others, factors relating to the demand for our tests, whether large customers continue ordering our tests, the amount and timing of sales, the prices we charge for our tests due to changes in product mix, customer mix, general price degradation for tests, or other factors, the rate and timing of our billing and collections cycles and the timing and amount of our commitments and other payments. We intend to improve our profitability by improving margins and expanding in new markets for our tests, but these efforts are subject to risks, including those described in “Item 1A. Risk Factors” of the 2025 Annual Report, and may not be successful. Moreover, even if our liquidity expectations are correct, we may still seek to raise additional capital through securities offerings, credit facilities or other debt financings, asset sales or collaborations or licensing arrangements.

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

Cash Flows

The following table summarizes cash flows from continuing operations for each of the periods presented:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by (used in) operating activities	$7,097	$(4,431)
Net cash provided by investing activities	$10,939	$27,729
Net cash used in financing activities	$(44,833)	$(11,172)

Operating Activities

During the three months ended March 31, 2026, our operations provided $7.1 million of cash, as compared to $4.4 million used in the three months ended March 31, 2025. The increase in cash provided from operating activities in the three months ended March 31, 2026, as compared with the corresponding period in 2025 was primarily due to the timing of cash receipts from customers and cash payments for operating expenses, including bonus expenses. We expect to incur more operating expenses and use more cash in operating activities in the coming quarters as a result of our planned and ongoing clinical trials for FID-007 and FID-022, and as we continue to invest resources to grow our laboratory services business.

Investing Activities

The cash provided by investing activities is impacted by capital expenditures for operation needs and timing of payments, timing of maturities of marketable securities, and discretionary business combinations and other investment.

Cash provided by investing activities in the three months ended March 31, 2026, was $10.9 million, which primarily represents $81.7 million in the maturities of marketable securities, partially offset by $55.6 million related to business acquisitions, $10.0 million related to the purchase of marketable securities, and $5.2 million related to the purchase of fixed assets consisting mainly of building improvement, medical laboratory equipment, and computer hardware.

Cash provided by investing activities in the three months ended March 31, 2025, was $27.7 million, which primarily represents $32.4 million in the maturities of marketable securities, partially offset by $4.7 million related to the purchase of fixed assets consisting mainly of building improvement, medical laboratory equipment, and computer hardware.

Financing Activities

Cash used in financing activities in the three months ended March 31, 2026, was $44.8 million, which primarily related to $40.1 million used in the repurchase of common stock and $4.2 million used in common stock withholding for employee tax obligations.

Cash used in financing activities in the three months ended March 31, 2025, was $11.2 million, which primarily related to $8.7 million used in the repurchase of common stock and $1.9 million used in common stock withholding for employee tax obligations.

We do not expect to use any credit facilities due to the strong cash position as of March 31, 2026.

Stock Repurchase Program

In March 2022, our board of directors authorized a $250.0 million stock repurchase program. The stock repurchase program has no expiration from the date of authorization. Under the stock repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions.

During the three months ended March 31, 2026, we repurchased 2.6 million shares of our common stock at an aggregate cost of $40.1 million under the stock repurchase program. During the three months ended March 31, 2025, we repurchased 0.5 million shares of our common stock at an aggregate cost of $7.9 million under the stock repurchase program. As of March 31, 2026, a total of approximately $99.6 million remained available for future repurchases of our common stock under our stock repurchase program. From April 1, 2026, through May 1, 2026, we repurchased 0.5 million shares of our common stock for an aggregate cost of $8.7 million at an average price of $15.84 per share under our stock repurchase program. As of May 1, 2026, a total of $91.0 million remained available for future repurchases of our common stock under the stock repurchase program.

Critical Accounting Policies and Use of Estimates

There have been no material changes to our critical accounting policies or estimates from the information provided in Part II, “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the 2025 Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see Part II, “Item 7A, Quantitative and Qualitative Disclosures About Market Risk,” in the 2025 Annual Report. There were no material changes during the three months ended March 31, 2026.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control (as required by Rule 13a-15(b) under the Exchange Act) over financial reporting during the three months ended March 31, 2026, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth in Part I, “Item 1A, Risk Factors,” of the 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information on Share Repurchases

In March 2022, our Board of Directors authorized a $250.0 million stock repurchase program. The stock repurchase program has no expiration from the date of authorization. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions. Purchases are made in the open market at prevailing market prices and were executed pursuant to trading plans we adopted pursuant to Rule 10b5-1 under the Exchange Act.

The number of shares of common stock repurchased by the Company under the stock repurchase program and the average price paid per share for the three months ended March 31, 2026, are as follows:

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid Per Share (1)	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs
March 2026 (3/1/2026-3/31/2026)	2,599,321	$15.42	2,599,321	$99,596,254
Total	2,599,321		2,599,321

(1) Includes commissions for the shares repurchased under the stock repurchase program.

As of March 31, 2026, a total of approximately $99.6 million remained available for future repurchases of our common stock under the stock repurchase program.

Item 5. Other Information

Rule 10b5-1 trading arrangements

During the three months ended March 31, 2026, none of our directors or officers, as each term is defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as follows:

On March 4, 2026, Hanlin Gao, our Chief Scientific Officer and Laboratory Director, terminated a Rule 10b5-1 sales plan, intended to satisfy the affirmative defense requirements of Rule 10b5-1(c) of the Exchange Act, originally adopted on November 25, 2025, for the sale of up to 100,000 shares of our common stock. The plan was originally scheduled to terminate on January 31, 2027.

Additionally and on March 9 2026, The Ming Hsieh Trust, or the Hsieh Trust, terminated a prepaid variable forward agreement, dated as of August 21, 2023, with an unaffiliated bank, or the Prepaid Agreement, which constituted a “non‑Rule 10b5‑1 trading arrangement” as defined in Item 408 of Regulation S-K. Ming Hsieh, our Chief Executive Officer, is the trustee of the Hsieh Trust and possesses the sole voting and dispositive power with respect to securities held by the Hsieh Trust. Pursuant to the Prepaid Agreement, the Hsieh Trust pledged up to 750,000 shares of our common stock, or the Pledged Shares. On March 9, 2026, the Hsieh Trust elected to terminate the arrangement. Upon the payment of $10.7 million by the Hsieh Trust to the unaffiliated bank, the Pledged Shares were no longer subject to the Prepaid Agreement.

Item 6. Exhibits.

The information required by this Item 6 is set forth on the Exhibit Index immediately preceding the signature page of this report and is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed with this Form 10-Q	Form	Form No.	Date Filed

2.1§

Purchase and Sale Agreement, dated December 20, 2025, by and among Bako Pathology LP, Bako Pathology Holdings Corp., BPA Holding Corp., Dermatopathology Experts, LLC, Fulgent Therapeutics LLC, and Inform Diagnostics, Inc.

			8-K	001-37894	12/22/2025

2.2§

Asset Purchase Agreement, dated December 20, 2025, by and among Bako Pathology LP, Bako Pathology Holdings Corp., BPA Holding Corp., Bakotic Pathology Associates, L.L.C., Podceuticals L.L.C., GBRL Consulting, LLC, Fulgent Therapeutics, LLC, and Inform Diagnostics, Inc.

			8-K	001-37894	12/22/2025

3.1	Certificate of Incorporation of the registrant, as amended.		10-Q	001-37894	8/14/2017

3.1.1	Certificate of Amendment to Certificate of Incorporation of the registrant, dated August 2, 2016.		10-Q	001-37894	8/14/2017

3.1.2	Certificate of Amendment to Certificate of Incorporation of the registrant, dated May 17, 2017.		10-Q	001-37894	8/14/2017

3.2	Amended and Restated Bylaws of the registrant.		10-Q	001-37894	8/4/2023

10.1+	Commercial Lease Agreement, dated July 21, 2015, by and between BH Georgia Properties, LLC and Bakotic Pathology Associates L.L.C., as amended.	X

10.2	Assignment and Assumption of Lease, dated March 16, 2026, by and between Bakotic Pathology Associates, L.L.C. and Inform Diagnostics, Inc.	X

31.1^	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2^	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

^ Filed herewith.

* Furnished herewith.

§ Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted exhibits or schedules upon request by the Securities and Exchange Commission; provided, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any exhibits or schedules so furnished.

+ Certain portions of this exhibit have been redacted in accordance with Item 601(a)(6) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULGENT GENETICS, INC.

Date: May 1, 2026	By:	/s/ Ming Hsieh
Ming Hsieh
Chief Executive Officer (principal executive officer)

Date: May 1, 2026	By:	/s/ Paul Kim
Paul Kim
Chief Financial Officer (principal financial and accounting officer)