Form 10-Q
period 2026-06-30
Fulgent Genetics, Inc.
filed 2026-07-30
CIK 1674930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 27, 2026, there were 27,515,293 outstanding shares of the registrant’s common stock.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FULGENT GENETICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value data)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$26,305	$50,193
Marketable securities	230,727	285,884
Trade accounts receivable, net of allowance for credit losses of $25,530 as of June 30, 2026, and $21,411 as of December 31, 2025	64,938	84,762
Prepaid income taxes	110,569	107,099
Other current assets	22,231	22,552
Total current assets	454,770	550,490
Marketable securities, long-term	294,316	369,269
Fixed assets, net	113,068	112,549
In-process research & development	68,490	68,490
Other intangible assets, net	80,769	64,791
Goodwill	53,861	25,080
Other long-term assets	23,949	22,856
Total assets	$1,089,223	$1,213,525
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$15,555	$18,654
Accrued liabilities	23,507	34,057
Customer deposit	28,808	28,145
Contract liabilities	3,404	3,635
Notes payable, current	482	476
Total current liabilities	71,756	84,967
Deferred tax liabilities	6,892	6,936
Unrecognized tax benefits	5,617	7,283
Other long-term liabilities	8,972	7,624
Total liabilities	93,237	106,810
Commitments and Contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value per share, 50,000 shares authorized, 35,057 shares issued and 27,515 shares outstanding as of June 30, 2026, and 34,501 shares issued and 31,081 shares outstanding as of December 31, 2025	4	3
Preferred stock, $0.0001 par value per share, 1,000 shares authorized, no shares issued or outstanding as of June 30, 2026, and December 31, 2025	—	—
Additional paid-in capital	524,097	574,520
Accumulated other comprehensive income	1,920	7,512
Retained earnings	475,598	529,954
Total Fulgent stockholders’ equity	1,001,619	1,111,989
Noncontrolling interest	(5,633)	(5,274)
Total stockholders’ equity	995,986	1,106,715
Total liabilities and stockholders’ equity	$1,089,223	$1,213,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$85,389	$81,803	$156,527	$155,266
Cost of revenue	59,710	47,368	109,358	92,485
Gross profit	25,679	34,435	47,169	62,781
Operating expenses
Research and development	14,554	13,480	28,730	25,875
Selling and marketing	15,228	12,286	27,449	20,751
General and administrative	27,195	26,392	54,879	51,683
Amortization of intangible assets	2,603	1,990	4,634	3,980
Impairment of intangible assets	2,172	—	2,172	—
Total operating expenses	61,752	54,148	117,864	102,289
Operating loss	(36,073)	(19,713)	(70,695)	(39,508)
Other income (expenses)
Interest income	6,404	8,091	15,055	16,109
Interest expense	(59)	(17)	(76)	(31)
Impairment of equity securities	—	(9,926)	—	(9,926)
Other income, net	38	46	48	114
Total other income (expense), net	6,383	(1,806)	15,027	6,266
Loss before income taxes	(29,690)	(21,519)	(55,668)	(33,242)
Provision for (benefit from) income taxes	29	(2,263)	(675)	(2,087)
Net loss from consolidated operations	(29,719)	(19,256)	(54,993)	(31,155)
Net loss attributable to noncontrolling interests	189	299	637	668
Net loss attributable to Fulgent	$(29,530)	$(18,957)	$(54,356)	$(30,487)

Net loss per common share attributable to Fulgent
Basic	$(1.05)	$(0.62)	$(1.85)	$(0.99)
Diluted	$(1.05)	$(0.62)	$(1.85)	$(0.99)
Weighted-average common shares:
Basic	28,005	30,544	29,435	30,687
Diluted	28,005	30,544	29,435	30,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss from consolidated operations	$(29,719)	$(19,256)	$(54,993)	$(31,155)
Other comprehensive income (loss):
Foreign currency translation income	234	233	474	342
Net (loss) gain on available-for-sale debt securities, net of tax	(2,639)	1,193	(5,788)	5,817
Net comprehensive loss from consolidated operations	(32,124)	(17,830)	(60,307)	(24,996)
Net loss attributable to noncontrolling interest	189	299	637	668
Foreign currency translation (gain) loss attributable to noncontrolling interest	(211)	237	(278)	207
Comprehensive loss (income) attributable to noncontrolling interest	(22)	536	359	875
Comprehensive loss attributable to Fulgent	$(32,146)	$(17,294)	$(59,948)	$(24,121)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Fulgent Stockholders’ Equity
	Shares (1)	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Fulgent Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2025	31,081	$3	$574,520	$7,512	$529,954	$1,111,989	$(5,274)	$1,106,715
Equity-based compensation	—	—	9,890	—	—	9,890	—	9,890
Exercise of common stock options	24	—	9	—	—	9	—	9
Restricted stock awards	540	1	—	—	—	1	—	1
Common stock withholding for employee tax obligations	(195)	—	(4,200)	—	—	(4,200)	—	(4,200)
Repurchase of common stock	(2,599)	—	(40,078)	—	—	(40,078)	—	(40,078)
Other comprehensive (loss) income, net	—	—	—	(2,976)	—	(2,976)	67	(2,909)
Net loss	—	—	—	—	(24,826)	(24,826)	(448)	(25,274)
Balance at March 31, 2026	28,851	$4	$540,141	$4,536	$505,128	$1,049,809	$(5,655)	$1,044,154
Equity-based compensation	—	—	8,624	—	—	8,624	—	8,624
Exercise of common stock options	5	—	2	—	—	2	—	2
Restricted stock awards	201	—	—	—	—	—	—	—
Common stock withholding for employee tax obligations	(19)	—	(334)	—	—	(334)	—	(334)
Repurchase of common stock	(1,523)	—	(24,336)	—	—	(24,336)	—	(24,336)
Other comprehensive income (loss), net	—	—	—	(2,616)	—	(2,616)	211	(2,405)
Net loss	—	—	—	—	(29,530)	(29,530)	(189)	(29,719)
Balance at June 30, 2026	27,515	$4	$524,097	$1,920	$475,598	$1,001,619	$(5,633)	$995,986

(1) The Company agreed to issue up to 292,682 shares of the Company’s common stock in the acquisition of ANP Technologies, Inc., or ANP, upon achieving certain cash receipts. $5.7 million represented the fair value of the shares on the ANP acquisition date (as defined below). As of June 30, 2026, no common stock has been issued as the milestones have not been met. See details in Note 15. Business Combinations.

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

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flow from operating activities:
Net loss from consolidated operations	$(54,993)	$(31,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	18,514	20,589
Depreciation and amortization	13,676	11,973
Adjustment for credit losses	4,856	4,666
Noncash lease expense	868	712
Loss (gain) on disposal of fixed asset	10	(2)
Amortization of premium/discount of marketable securities	(1,633)	(3,064)
Deferred taxes	(1,210)	(246)
Unrecognized tax benefits	89	274
Net realized gain on marketable securities	(90)	—
Impairment of equity securities	—	9,926
Impairment of intangible assets	2,172	—
Other	(46)	33
Changes in operating assets and liabilities:
Trade accounts receivable	17,160	(12,781)
Income tax	(2,798)	(33,032)
Other current and long-term assets	5,071	346
Accounts payable	(3,823)	(272)
Contract liabilities	(231)	438
Customer deposits	652	(16)
Accrued liabilities and other liabilities	(14,019)	(2,282)
Operating lease liabilities	(886)	(709)
Net cash used in operating activities	(16,661)	(34,602)
Cash flow from investing activities:
Maturities of marketable securities	103,226	92,675
Proceeds from sale of fixed assets	8	2
Proceeds from sale of marketable securities	33,144	—
Purchase of marketable securities	(10,011)	—
Purchases of fixed assets	(9,060)	(11,544)
Acquisition of businesses, net of cash	(55,567)	—
Net cash provided by investing activities	61,740	81,133
Cash flow from financing activities:
Repurchase of common stock	(63,883)	(10,884)
Common stock withholding for employee tax obligations	(4,534)	(2,232)
Repayment of notes payable	(476)	(471)
Principal paid for finance lease	(176)	(223)
Proceeds from exercise of stock options	11	—
Net cash used in financing activities	(69,058)	(13,810)
Effect of exchange rate changes on cash and cash equivalents	91	15
Net (decrease) increase in cash, cash equivalents, and restricted cash	(23,888)	32,736
Cash, cash equivalents, and restricted cash at beginning of period	50,328	55,279
Cash, cash equivalents, and restricted cash at end of period	$26,440	$88,015
Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds received	$25	$31,111
Interest paid	$92	$44
Supplemental disclosures of non-cash investing and financing activities:
Purchases of fixed assets in accounts payable	$438	$2,581
Acquisition of business in accrued liabilities	$286	$—
Operating lease right-of-use assets obtained in exchange for lease liabilities	$203	$38
Operating lease right-of-use assets reduced due to lease modification and termination	$—	$(46)
Excise tax payable on common stock repurchases not yet remitted	$531	$—

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

On an ongoing basis, management evaluates its estimates, primarily those related to: (i) revenue recognition criteria, (ii) accounts receivable and allowances for credit losses, (iii) the useful lives of fixed assets and intangible assets, (iv) estimates of tax liabilities, (v) valuation of goodwill and indefinite-lived intangible assets at the time of acquisition and on a recurring basis, and (vi) valuation of investments.

Cash, Cash Equivalents, and Restricted Cash Shown in the Condensed Consolidated Statements of Cash Flows

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Cash and cash equivalents	$26,305	$87,880
Restricted cash included in Other long-term assets	135	135
Total cash, cash equivalents, and restricted cash	$26,440	$88,015

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

A roll-forward of the activity in the Company’s allowance for credit losses for the six months ended June 30, 2026, dollars in thousands, is as follows:

Allowance for credit losses at beginning of year	$21,411
Current period provision	4,856
Write-downs	(749)
Recoveries of amounts previously charged off	12
Allowance for credit losses as of June 30, 2026	$25,530

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

Finite-Lived Intangible Assets

Intangible assets, unless determined to be indefinite-lived, are amortized over their estimated useful lives. The Company amortizes intangible assets with definite lives on a straight-line basis generally over periods ranging from 3 to 18 years. See Note 17. Goodwill and Intangible Assets, for details of intangible assets.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, marketable securities, trade accounts receivable, restricted cash, a preferred stock investment, accounts payable, and accrued liabilities. The carrying amounts of certain of these financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities. The fair value of marketable securities and the preferred stock investment is disclosed in Note 4. Fair Value Measurements, to the accompanying condensed consolidated financial statements.

Concentrations of Credit Risk, Customers, and Suppliers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, trade accounts receivable, and marketable securities. As of June 30, 2026, substantially all of the Company’s cash and cash equivalents were deposited in accounts at financial institutions, and amounts may exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial strength of the depository institutions in which its cash and cash equivalents are held.

In certain periods, a small number of customers or a single laboratory customer have accounted for a significant portion of the Company’s revenue. For the laboratory services segment, when customers who, to our knowledge, are under common control or otherwise affiliated with each other are aggregated, no single customer held a significant concentration of the Company's revenue in the three months ended June 30, 2026. One of the Company's laboratory customers comprised $16.1 million, or 10%, of the Company’s revenue in the six months ended June 30, 2026. The same laboratory customer comprised $17.6 million, or 22%, of total revenue in the three months ended June 30, 2025, and $35.2 million, or 23%, of total revenue in the six months ended June 30, 2025. The same laboratory customer was not a significant concentration of total accounts receivable, net, as of June 30, 2026, but comprised 13% of total accounts receivable, net, as of December 31, 2025. For this laboratory customer, and for our customers generally, tests are typically purchased on a test-by-test basis and not pursuant to any long-term purchasing arrangements. In the therapeutic development segment, revenue is an immaterial portion of the Company’s total revenue as it does not yet have any commercialized or approved product candidates.

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

Reportable Segments and Geographic Information

Reportable segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the Chief Operating Decision-Maker, or CODM, in making decisions regarding resource allocation and assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has two reportable segments: a laboratory services business and a therapeutic development business. For further financial information about these segments, including information for each of the periods presented regarding revenue, operating income (loss), and other important information, see Note 7. Reportable Segments and Geographic Information.

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

The Company and its subsidiaries that use the USD as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period. The carrying value of these monetary assets and liabilities will change with exchange rate fluctuations resulting in a foreign currency transaction gain or loss which is recognized in other income, net in the Condensed Consolidated Statements of Operations. Reagents and supplies, property, and other nonmonetary assets and liabilities are remeasured when the transaction is initially recognized using the historical rate that was in effect when the asset was acquired or liability was incurred. The carrying amounts do not change as a result of exchange rate fluctuations and no foreign currency transaction gain or loss is recognized. Gains and losses from foreign currency exchange were not significant for the three and six months ended June 30, 2026, and 2025.

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

Comprehensive (Loss) Income

Comprehensive (loss) income is comprised of net (loss) income and other comprehensive (loss) income. Other comprehensive (loss) income consists of net unrealized gain or loss on available-for-sale debt securities, net of tax, and foreign currency translation adjustments from the Company’s subsidiaries not using the USD as their functional currency. The tax expense of foreign currency translation income (loss) was zero for each of the three and six months ended June 30, 2026, and 2025.

Reclassifications from other comprehensive (loss) income to net loss, were zero in each of the three and six months ended June 30, 2026, and 2025. The tax effects related to net unrealized gain or loss on available-for-sale debt securities was zero in each of the three and six months ended June 30, 2026, and 2025, due to the valuation allowance in the current period that precludes the Company from recognizing the deferred tax benefit.

Disaggregation of Revenue

The Company classifies its customers into three payor types: (i) Institutional, including hospitals, medical institutions, other laboratories, governmental bodies, and large corporations, (ii) Insurance, or (iii) Patients who pay directly, as the Company believes this best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. The following table summarizes revenue from contracts with customers by payor type for the three and six months ended June 30, 2026, and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Revenue by payor
Institutional	$39,126	$45,619	$77,690	$86,943
Insurance	44,229	34,385	73,977	65,129
Patients	2,034	1,799	4,860	3,194
Total revenue	$85,389	$81,803	$156,527	$155,266

The Company estimates variable consideration using the expected value method. Any changes in variable consideration estimates that affect transactions are accounted for on a cumulative catch-up basis. Variable consideration adjustments in the three and six months ended June 30, 2026, and 2025 were not significant.

Contract Balances

Receivables from contracts with customers

Receivables from contracts with customers are included within trade accounts receivable on the Condensed Consolidated Balance Sheets. Receivables from Insurance and Institutional customers represented 45% and 55%, respectively, as of June 30, 2026, and each represented 50%, as of December 31, 2025.

Contract assets and liabilities

Contract liabilities are recorded when the Company receives payment prior to completing its obligation to transfer goods or services to a customer. Contract liabilities are included in the Condensed Consolidated Balance Sheets. Revenues of $0.2 million and $0.9 million were recognized for the three and six months ended June 30, 2026, respectively, and $0.3 million and $0.2 million were recognized for the three and six months ended June 30, 2025, respectively, related to contract liabilities at the beginning of the respective periods. As of June 30, 2026, and December 31, 2025, the Company has no contract assets from contracts with customers associated with contract execution and certain costs to fulfill a contract.

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

Issued

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update requires disclosure in the notes to financial statements of specified information about certain costs and expenses. Amendments in this update are effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this amendment on its consolidated financial statements and related disclosure.

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

Note 3. Equity and Debt Securities

The Company’s equity and debt securities consisted of the following:

	June 30, 2026
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Equity securities
Long-term
Preferred stock of privately-held companies	$15,001	$—	$—	$15,001
Total equity securities	15,001	—	—	15,001
Available-for-sale debt securities
Short-term
U.S. government debt securities	156,278	220	—	156,498
Corporate debt securities	40,855	35	(3)	40,887
U.S. agency debt securities	32,960	11	(4)	32,967
Municipal bonds	375	—	—	375
Money market accounts	5,108	—	—	5,108
Less: Cash equivalents	(5,108)	—	—	(5,108)
Total debt securities due within 1 year	230,468	266	(7)	230,727
After 1 year through 5 years
U.S. government debt securities	246,904	195	(1,688)	245,411
U.S. agency debt securities	48,617	—	(630)	47,987
Municipal bonds	920	1	(3)	918
Total debt securities due after 1 year through 5 years	296,441	196	(2,321)	294,316
Total available-for-sale debt securities	526,909	462	(2,328)	525,043
Total equity and debt securities	$541,910	$462	$(2,328)	$540,044

	December 31, 2025
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Equity securities
Long-term
Preferred stock of privately-held companies	$15,001	$—	$—	$15,001
Total equity securities	15,001	—	—	15,001
Available-for-sale debt securities
Short-term
U.S. government debt securities	159,875	748	(1)	160,622
U.S. agency debt securities	86,786	133	(1)	86,918
Corporate debt securities	37,333	157	(16)	37,474
Yankee debt securities	500	—	(5)	495
Municipal bonds	375	—	—	375
Money market accounts	18,398	—	—	18,398
Less: Cash equivalents	(18,398)	—	—	(18,398)
Total debt securities due within 1 year	284,869	1,038	(23)	285,884
After 1 year through 5 years
U.S. government debt securities	284,857	2,821	(67)	287,611
U.S. agency debt securities	70,567	123	(51)	70,639
Corporate debt securities	9,922	85	—	10,007
Municipal bonds	1,015	1	(4)	1,012
Total debt securities due after 1 year through 5 years	366,361	3,030	(122)	369,269
Total available-for-sale debt securities	651,230	4,068	(145)	655,153
Total equity and debt securities	$666,231	$4,068	$(145)	$670,154

Gross unrealized losses on the Company’s equity and debt securities were $2.3 million and $0.1 million as of June 30, 2026, and December 31, 2025, respectively. Proceeds from sale of available-for-sale securities were $33.1 million for each of the three and six months ended June 30, 2026. The gross realized gain was $0.1 million for each of the three and six months ended June 30, 2026. There was no sale of available-for-sale securities or realized gain or loss for each of the three and six months ended June 30, 2025. The cost of any marketable securities sold is based on the specific-identification method.

The Company did not recognize any credit losses for its marketable available-for-sale debt securities during the three and six months ended June 30, 2026, and 2025.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the three-tier fair value hierarchy:

	June 30, 2026
	Total	Level 1	Level 2	Level 3
	(in thousands)
Equity securities, debt securities and cash equivalents
U.S. government debt securities	$401,909	$—	$401,909	$—
U.S. agency debt securities	80,954	—	80,954	—
Corporate debt securities	40,887	—	40,887	—
Preferred stock of privately-held companies	15,001	—	—	15,001
Money market accounts	5,108	5,108	—	—
Municipal bonds	1,293	—	1,293	—
Total equity securities, debt securities and cash equivalents	$545,152	$5,108	$525,043	$15,001

	December 31, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Equity securities, debt securities and cash equivalents
U.S. government debt securities	$448,233	$—	$448,233	$—
U.S. agency debt securities	157,557	—	157,557	—
Corporate debt securities	47,481	—	47,481	—
Money market accounts	18,398	18,398	—	—
Preferred stock of privately-held companies	15,001	—	—	15,001
Municipal bonds	1,387	—	1,387	—
Yankee debt securities	495	—	495	—
Total equity securities, debt securities and cash equivalents	$688,552	$18,398	$655,153	$15,001

The Company’s Level 1 assets include money market instruments and are valued based upon observable market prices. Level 2 assets consist of U.S. government and U.S. agency debt securities, municipal bonds, corporate debt securities and Yankee debt securities. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers.

As of June 30, 2026, and December 31, 2025, the Company held preferred stock of two privately held companies, which were included in other long-term assets in the accompanying Condensed Consolidated Balance Sheets, that were measured using unobservable (Level 3) inputs. For the value of the investment in private equity securities, the Company elected to measure such investments at cost minus impairment, as the preferred stock of the privately held companies did not have a readily determinable fair value.

An impairment of $9.9 million was recognized in 2025 related to Helio Genomics, Inc. There was no impairment loss recorded as of June 30, 2026, for the other preferred stock investment.

There were no transfers between fair value measurement levels during the three and six months ended June 30, 2026, and 2025.

Note 5. Fixed Assets

Major classes of fixed assets consisted of the following:

	Useful Lives	June 30, 2026	December 31, 2025
		(in thousands)
Medical lab equipment	5 months to 13 Years	$64,343	$60,691
Building improvements	6 months to 39 Years	35,620	33,198
Building	25 to 39 Years	21,689	21,689
Computer hardware	1 to 5 Years	9,836	8,640
Aircraft	7 Years	6,400	6,400
Computer software	1 to 10 Years	6,357	6,300
Leasehold improvements	Shorter of lease term or estimated useful life	4,503	4,473
Furniture and fixtures	1 to 11 Years	4,452	4,128
Land improvements	5 to 15 Years	938	938
Automobile	3 to 7 Years	613	628
General equipment	5 Years	258	226
Land		17,347	17,347
Assets not yet placed in service		5,007	5,836
Total		177,363	170,494
Less: Accumulated depreciation		(64,295)	(57,945)
Fixed assets, net		$113,068	$112,549

Depreciation expense on fixed assets totaled $5.0 million and $8.9 million for the three and six months ended June 30, 2026, respectively, and $3.9 million and $7.7 million for the three and six months ended June 30, 2025, respectively.

Note 6. Other Significant Balance Sheet Accounts

Other current assets consisted of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Reagents and supplies	10,873	10,604
Prepaid expenses	4,976	5,100
Marketable securities interest receivable	4,129	5,714
Inventory	793	—
Other receivable	1,460	1,134
Total	$22,231	$22,552

Accrued liabilities consisted of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Payroll liabilities	$9,937	$4,383
Vacation accrual	6,359	5,236
Accrued bonus and commission	2,774	5,224
Operating lease liabilities - short term	1,855	1,462
Accrued legal liabilities	—	14,905
Other accrued liabilities	2,582	2,847
Total	$23,507	$34,057

As of June 30, 2026, other accrued liabilities also included short-term finance lease liabilities, health insurance liabilities, accrued property taxes, income tax payables, and third-party billing services.

Other long-term liabilities consisted of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Operating lease liabilities, long term	$5,609	$3,781
Notes payable, long term	1,476	1,958
Other long-term liabilities	1,887	1,885
Total	$8,972	$7,624

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

The Company’s Chief Executive Officer serves as its CODM. The CODM oversees the Company’s operations and evaluates financial data for its two operating segments separately to make resource allocation decisions. The financial information regularly provided to the CODM includes various performance metrics by reportable segment, such as gross profit, operating income or loss, income or loss before income taxes, net income or loss from consolidated operations, and net income or loss attributable to the Company, all presented in accordance with U.S. GAAP. Although multiple financial metrics are provided, the CODM primarily relies on adjusted (non-GAAP) operating income or loss to evaluate segment performance and allocate resources. These adjusted metrics exclude the impact of equity-based compensation expenses, amortization of intangible assets, and acquisition-related costs including acquisition-related severance, if applicable as determined by management. Acquisition-related costs and acquisition-related severance are related to the acquisition of Bako (as defined below), which closed on March 17, 2026, see Note 15. Business Combinations for additional details. The balance sheet is presented on a consolidated basis, as the CODM does not use asset or liability information, including fixed assets, to assess segment performance. As a result, segment asset and liability details are not disclosed.

The newly acquired entity, Bako, is considered part of the laboratory services segment as this acquisition was strategically undertaken to further strengthen the Company’s laboratory services business by adding new products and services and further expanding its national client base, national sales team, and team of expert pathologists. Consequently, Bako’s operations are integrated into the laboratory services segment, with shared resources and collaborative efforts, and the CODM evaluates Bako’s operations as part of the laboratory services segment’s consolidated financial information. Therefore, Bako’s financial results are grouped within the laboratory services segment’s reporting.

There is no inter-segment allocation of interest expense and income taxes. There is no inter-segment revenue and operating income or loss. The Company did not allocate income tax by segment. Information regarding the Company’s operations and assets for its reportable segments as well as geographic information was as follows, all dollars are in thousands:

	Laboratory Services	Therapeutic Development	Total
Three Months Ended June 30, 2026
Revenue	$85,359	$30	$85,389
Less:
Adjusted cost of revenue	58,617	8	58,625
Adjusted research and development	6,823	4,595	11,418
Adjusted selling and marketing	14,663	—	14,663
Adjusted general and administrative	22,698	391	23,089
Total adjusted operating loss	$(17,442)	$(4,964)	$(22,406)

	Laboratory Services	Therapeutic Development	Total
Six Months Ended June 30, 2026
Revenue	$156,410	$117	$156,527
Less:
Adjusted cost of revenue	106,797	15	106,812
Adjusted research and development	13,284	8,773	22,057
Adjusted selling and marketing	26,239	—	26,239
Adjusted general and administrative	42,750	748	43,498
Total adjusted operating loss	$(32,660)	$(9,419)	$(42,079)

	Laboratory Services	Therapeutic Development	Total
Three Months Ended June 30, 2025
Revenue	$81,803	$—	$81,803
Less:
Adjusted cost of revenue	45,631	—	45,631
Adjusted research and development	5,435	4,706	10,141
Adjusted selling and marketing	11,575	—	11,575
Adjusted general and administrative	21,970	170	22,140
Total adjusted operating loss	$(2,808)	$(4,876)	$(7,684)

	Laboratory Services	Therapeutic Development	Total
Six Months Ended June 30, 2025
Revenue	$155,266	$—	$155,266
Less:
Adjusted cost of revenue	88,968	—	88,968
Adjusted research and development	10,366	8,696	19,062
Adjusted selling and marketing	19,150	—	19,150
Adjusted general and administrative	42,595	430	43,025
Total adjusted operating loss	$(5,813)	$(9,126)	$(14,939)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reconciliation of “adjusted operating loss” to “loss before income taxes”
Adjusted operating loss	$(22,406)	$(7,684)	$(42,079)	$(14,939)
Less (add):
Equity-based compensation	8,624	10,039	18,514	20,589
Acquisition-related costs	17	—	2,649	—
Acquisition-related severance	251	—	647	—
Amortization of intangible assets	2,603	1,990	4,634	3,980
Impairment of intangible assets	2,172	—	2,172	—
Interest income	(6,404)	(8,091)	(15,055)	(16,109)
Interest expense	59	17	76	31
Impairment of equity securities	—	9,926	—	9,926
Other income, net	(38)	(46)	(48)	(114)
Total loss before income taxes	$(29,690)	$(21,519)	$(55,668)	$(33,242)

Significant items by segment excluded from the adjusted operating (loss) income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Equity-based compensation
Laboratory services	$6,501	$8,034	$14,142	$16,566
Therapeutic development	2,123	2,005	4,372	4,023
Total	$8,624	$10,039	$18,514	$20,589

Revenue by segment was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Laboratory services:
Precision diagnostics	$41,453	$47,428	$81,691	$91,525
Anatomic pathology	37,497	28,122	62,577	53,422
BioPharma services	6,409	6,253	12,142	10,319
Total laboratory services	85,359	81,803	156,410	155,266
Therapeutic development:
BioPharma services	30	—	117	—
Total therapeutic development	30	—	117	—
Total	$85,389	$81,803	$156,527	$155,266

Depreciation and amortization by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Laboratory services	$7,528	$5,889	$13,385	$11,644
Therapeutic development	148	165	291	329
Total	$7,676	$6,054	$13,676	$11,973

Interest income and expense by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Laboratory services
Interest income	$6,404	$8,091	$15,055	$16,109
Interest expense	(59)	(17)	(76)	(31)
Therapeutic development
Interest income	—	—	—	—
Interest expense	—	—	—	—
Total	$6,345	$8,074	$14,979	$16,078

Total assets by segment were as follows:

	June 30, 2026	December 31, 2025
Laboratory services	$982,893	$1,096,379
Therapeutic development	106,330	117,146
Total	$1,089,223	$1,213,525

Geographic distribution of revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$78,293	$76,207	$143,369	$144,033
Foreign
China	3,081	2,407	5,640	5,018
Other countries	4,045	3,189	7,518	6,215
Total foreign	7,096	5,596	13,158	11,233
Total	$85,389	$81,803	$156,527	$155,266

Geographic distribution of property, plant and equipment, net was as follows:

	June 30, 2026	December 31, 2025
United States	$106,991	$106,250
Foreign
China	4,603	4,692
Other countries	1,474	1,607
Total foreign	6,077	6,299
Total	$113,068	$112,549

Note 8. Debt, Commitments, and Contingencies

Debt

Notes payable as of June 30, 2026, consisted of $2.0 million of notes payable related to an installment sale contract the Company entered into in February 2022 for a building. The notes payable related to the installment sale are due in February 2030, and the interest rate is 1.08%. The current portion and noncurrent portion are $0.5 million and $1.5 million, respectively, and the noncurrent portion is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. The interest expense for the three and six months ended June 30, 2026, and 2025, was not significant.

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

The Company is fully cooperating with the DOJ in connection with the CIDs that it, or its employees, have received. The Company cannot currently predict when these CIDs and HRSA audit matters will be resolved, the reasonable or likely outcome of these matters, or their potential impact, which may materially and adversely affect the Company’s business, prospects, and financial condition. Discussions and investigations remain ongoing. As such, the Company cannot reasonably estimate the loss or range of loss, if any, that may result from any material government investigations, audits, claims, and reviews in which it is currently involved, given the inherent difficulty in predicting regulatory actions, fines and penalties, if any, and the various remedies and levels of judicial review available to the Company in the event of an adverse finding. As a result, the Company has not recorded any liability related to these CIDs or audit matters.

From time to time, the Company, like other laboratories in its industry, is subject to claims and allegations relating to professional liability. The Company accrued $14.5 million in connection with the settlement of a professional liability matter, which was included in accrued legal liabilities and general and administrative expense in the 2025 Annual Report. The Company maintains professional liability insurance that has provided partial coverage for this matter, subject to customary retentions, exclusions, and limits. During the second quarter of 2026, the Company paid this settlement in full, and the related accrual is no longer reflected in accrued legal liabilities as of June 30, 2026.

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

The operating and finance lease right-of-use asset, or ROU asset, short-term lease liabilities, and long-term lease liabilities as of June 30, 2026, and December 31, 2025, were as follows:

	June 30, 2026	December 31, 2025
	(in thousands)
Operating lease ROU asset, net	$7,198	$4,961
Operating lease liabilities, short term	$1,855	$1,462
Operating lease liabilities, long term	$5,609	$3,781
Finance lease ROU asset, net	$169	$339
Finance lease liabilities, short term	$181	$360
Finance lease liabilities, long term	$—	$—

The following was operating and finance lease expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Operating lease cost	$654	$446	$1,139	$881
Finance lease cost:
Amortization of ROU assets	85	85	169	217
Interest on lease liabilities	2	5	5	11
Short-term lease cost	535	396	1,021	957
Total lease cost	$1,276	$932	$2,334	$2,066

Supplemental information related to leases was the following:

June 30, 2026
Weighted-average remaining lease term, operating leases	5.32 years
Weighted-average discount rate, operating leases	6.11%
Weighted-average remaining lease term, finance lease	0.5 years
Weighted-average discount rate, finance lease	3.21%

The following is a maturity analysis of operating and finance lease liabilities using undiscounted cash flows on an annual basis with renewal periods included:

	Operating Leases	Finance Lease
	(in thousands)
Year ending December 31,
2026 (remaining 6 months)	1,190	183
2027	1,945	—
2028	1,235	—
2029	1,071	—
2030	1,079	—
2031	1,089	—
Thereafter	1,272	—
Total lease payments	8,881	183
Less imputed interest	(1,417)	(2)
Total	$7,464	$181

Note 10. Equity-Based Compensation

On May 14, 2026, at the Company's 2026 Annual Meeting of Stockholders, the Company's stockholders approved the Fulgent Genetics, Inc. 2026 Equity Incentive Plan (the "2026 Plan"), which replaced the Company's Amended and Restated 2016 Omnibus Incentive Plan (the "Prior Plan"), and awards made under the 2026 Plan will be made consistent with the terms of the 2026 plan. No additional awards were granted under the Prior Plan on or after May 14, 2026 (the "Effective Date"). Awards outstanding under the Prior Plan as of the Effective Date remain outstanding and continue to be governed by their existing terms.

The 2026 Plan authorizes the issuance of 2,000,000 new shares of the Company's common stock, plus up to an additional 1,500,000 shares of common stock to the extent awards outstanding under the Prior Plan are forfeited, expire, or are cancelled without delivery of shares on or after the Effective Date. Shares of common stock withheld or repurchased by the Company to satisfy an award's exercise price or tax withholding obligations are not added back to the shares of common stock available for future issuance. The 2026 Plan permits the grant of incentive stock options, non-qualified stock options, stock grants, and other stock-based awards (including RSUs and stock appreciation rights) to employees, directors, and consultants, and will terminate on March 31, 2036 unless terminated earlier.

The Company has included equity-based compensation expense as part of cost of revenue and operating expenses in the accompanying Condensed Consolidated Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$1,085	$1,737	$2,546	$3,517
Research and development	3,136	3,339	6,673	6,813
Selling and marketing	565	711	1,210	1,601
General and administrative	3,838	4,252	8,085	8,658
Total	$8,624	$10,039	$18,514	$20,589

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

The Company recorded consolidated expense for (benefit from) income taxes of $0.03 million and ($0.7) million for the three and six months ended June 30, 2026, respectively, compared to ($2.3) million and ($2.1) million for the three and six months ended June 30, 2025, respectively. The Company’s effective tax rates were (0.1%) and 1% for the three and six months ended June 30, 2026, respectively, compared to 11% and 6% for the three and six months ended June 30, 2025, respectively. The change in the effective tax rate compared to prior periods was primarily driven by a one-time tax benefit resulting from an acquisition completed during the quarter, which allowed the Company to recognize a portion of the tax benefit from its net operating losses that had previously been reserved.

The Company is under examination by certain tax authorities for the 2021 to 2023 tax years. While the timing of the conclusion of the examination is uncertain, the Company believes that adequate amounts have been reserved for adjustments that may result. During 2026, the statutes of limitations will lapse on the Company’s 2022 federal tax year and certain 2021 and 2022 state tax years. The Company does not believe the federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next 12 months.

As of June 30, 2026, the Company has not yet received the $106.1 million related to the carryback of Investment Tax Credits to the 2021 and 2022 tax years. In connection with the delayed refunds, the Company has accrued $3.2 million of estimated overpayment interest receivable from the Internal Revenue Service through the second quarter of 2026, which is recorded in interest income. The Company continues to monitor the status of its refund claim.

Note 12. Loss per Share

The following is a reconciliation of the basic and diluted loss per share computations for the three and six months ended June 30, 2026, and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net loss attributable to Fulgent	$(29,530)	$(18,957)	$(54,356)	$(30,487)

Weighted-average common shares - outstanding, basic	28,005	30,544	29,435	30,687
Weighted-average common shares - outstanding, diluted	28,005	30,544	29,435	30,687

Loss per share:
Basic	$(1.05)	$(0.62)	$(1.85)	$(0.99)
Diluted	$(1.05)	$(0.62)	$(1.85)	$(0.99)

The following securities have been excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Stock options	75	101	75	101
Restricted stock units	2,458	2,187	2,458	2,187
Contingently issuable shares	293	—	293	—

The anti-dilutive shares described above were calculated using the treasury stock method. In the three and six months ended June 30, 2026, and 2025, the Company had outstanding stock options and restricted stock units that were excluded from the weighted-average share calculation for continuing operations due to the Company’s net loss positions.

In the three and six months ended June 30, 2026, the Company also had contingently issuable shares for contingent consideration to the acquisition of ANP that were excluded from the weighted-average share calculation for continuing operations due to the Company’s net loss positions. The milestones have not been satisfied as of June 30, 2026, thus, nothing was included in dilutive shares.

Note 13. Retirement Plans

The Company offers a 401(k) retirement savings plan, or the 401(k) Plan, for its employees, including its executive officers, who satisfy certain eligibility requirements. The Internal Revenue Code of 1986, as amended, allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) Plan. The Company matches contributions to the 401(k) Plan based on the amount of salary deferral contributions the participant makes to the 401(k) Plan. The Company will match up to 4% of an employee’s compensation that the employee contributes to their 401(k) Plan account. Total Company matching contributions to the 401(k) Plan were $1.4 million and $2.8 million for the three and six months ended June 30, 2026, respectively, and $1.0 million and $2.2 million for the three and six months ended June 30, 2025, respectively.

Note 14. Related Party

Prior to April 25, 2025, Ming Hsieh, the Chief Executive Officer and Chairperson of the board of directors, was on the board of directors and an approximately 20% owner of ANP, with which the Company entered into certain drug-related licensing and development service agreements.

The President and Chief Scientific Officer of Fulgent Pharma, Ray Yin, is the Founder, President, and Chief Technology Officer of ANP. Prior to April 25, 2025, the Company incurred $0.1 million and $0.6 million related to the licensing and development services and the purchase of equipment in the three and six months ended June 30, 2025, respectively The Company also entered into an employee service agreement with ANP in April 2023, an insignificant amount was recognized in revenue in the three and six months ended June 30, 2025.

Note 15. Business Combinations

Bako Business Combination

On March 17, 2026, or the Bako acquisition date, Inform Diagnostics, Inc., a wholly owned subsidiary of the Company, completed an acquisition of substantially all of the assets and certain specified liabilities of Bako Diagnostics, a premier pathology laboratory, or Bako, and 100% of the issued and outstanding equity of StrataDx, a premier dermatopathology laboratory. Under the terms of the asset purchase agreement, as well as the purchase and sale agreement, both dated December 20, 2025, the total purchase price was approximately $55.7 million, net of cash received. These acquisitions, or collectively, the Bako Acquisition, enable the Company to further strengthen its laboratory services business by adding new products and services and further expand its national client base, national sales team, and team of expert pathologists.

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

During the three months ended June 30, 2026, the Company finalized the post-closing purchase price adjustment for the Bako Acquisition pursuant to the terms of the purchase agreements, resulting in an excess payment of $0.1 million owed to the seller. This amount was recorded as a measurement period adjustment under ASC 805, increasing goodwill as of the Bako acquisition date. The adjustment had no impact on the Company’s consolidated statements of operations for the six months ended June 30, 2026.

The following tables summarize the updated purchase price allocation:

	As Initially Reported	Measurement Period Adjustment	As Revised
	(in thousands)
Considerations
Cash paid	$56,111	$—	$56,111
Considerations not paid yet (in accrued liabilities)	141	146	$287
Total considerations	$56,252	$146	$56,398

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$544	$—	$544
Trade accounts receivable	2,090	—	$2,090
Inventory	1,561	—	$1,561
Prepaid expenses	2,353	—	$2,353
Fixed assets	1,459	—	$1,459
ROU assets - operating	2,839	—	$2,839
Other long-term assets	25	—	$25
Identifiable intangible assets	22,700	—	$22,700
Accounts payable	(1,952)	—	$(1,952)
Accrued liabilities	(2,741)	16	$(2,725)
Operating lease liabilities	(2,839)	—	$(2,839)
Deferred tax liabilities	(1,166)	—	$(1,166)
Recognized amounts of identifiable assets acquired and liabilities assumed, net	24,873	16	24,889
Goodwill	31,379	130	$31,509
Total	$56,252	$146	$56,398

The goodwill of $31.5 million arising from the acquisition is attributed to the expected synergies, assembled workforce, and other benefits that will potentially be generated from the business combination along with deferred tax. The goodwill recognized is not deductible for tax purposes.

The identified intangible assets acquired consisted of $22.0 million in customer relationships with an estimated amortization life of ten years and $0.7 million in trade name with an estimated amortization life of three years.

The fair value of the customer relationships was estimated using the Multiperiod Excess Earnings Method, or MPEEM, of the income approach. Under the MPEEM, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows attributable only to the subject intangible asset after deducting contributory asset charges. The incremental after-tax cash flows attributable to the customer relationships are then discounted to their present value at a risk-adjusted rate of return. The fair value of the trade name was estimated using the relief from royalty, or RFR, method. The RFR method estimates the portion of the Company’s earnings attributable to an intangible asset based on the royalty rate the Company would have paid for the use of the asset if it did not own it. The useful lives of the intangible assets for amortization purposes were determined by considering the period of expected cash flows used to measure the fair values of the intangible assets adjusted as appropriate for entity-specific factors including legal, regulatory, contractual, competitive, economic and other factors that may limit the useful life. The customer relationships and trade name are amortized on a straight-line basis over their estimated useful lives.

The revenue and net loss of the acquiree since the Bako acquisition date are $19.5 million and $3.4 million, respectively, which are included in the accompanying Condensed Consolidated Statements of Operations.

The acquisition-related costs associated with the acquisition of Bako consisted primarily of legal, regulatory and financial advisory fees of approximately $0.3 million for the second quarter of 2026, $2.6 million for the first quarter of 2026, and $1.5 million incurred in the fourth quarter of 2025. These acquisition-related costs were expensed as incurred as general and administrative expenses.

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

During the three months ended March 31, 2026, the Company finalized the federal and state income tax returns for ANP for periods prior to the ANP acquisition date. As a result of this finalization, the Company identified a measurement period adjustment resulting in a decrease to deferred tax liabilities of $2.7 million, with a corresponding decrease to goodwill of $2.7 million. This adjustment is reflected retrospectively as of the ANP acquisition date in accordance with ASC 805. The adjustment had no impact on the Company’s consolidated statements of operations for the six months ended June 30, 2026.

The following table summarizes the updated and finalized purchase price allocation:

	As Initially Reported	Measurement Period Adjustment	As Revised
	(in thousands)
Considerations
Cash paid	$14,322	—	$14,322
Cash held back	1,887	—	1,887
Settlement of pre-existing accounts payable	(290)	—	(290)
Contingent consideration	5,731	—	5,731
Total considerations	$21,650	$—	$21,650

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$18,097	—	$18,097
Trade accounts receivable	7	—	7
Other current assets	97	—	97
ROU assets - operating	612	—	612
Other long-term assets	15	—	15
Identifiable intangible assets	6,200	—	6,200
Accounts payable	(75)	—	(75)
Accrued liabilities	(591)	—	(591)
Operating lease liabilities	(612)	—	(612)
Income tax payable	(1,562)	—	(1,562)
Other long-term liabilities	(3,563)	2,728	(835)
Recognized amounts of identifiable assets acquired and liabilities assumed, net	18,625	2,728	21,353
Goodwill	3,025	(2,728)	297
Total	$21,650	$—	$21,650

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

The fair value of the IPR&D was estimated using the cost to recreate method of the cost approach. The cost to recreate method estimates the expense to the Company if the intangible assets were to be recreated. The fair value of the customer relationships was estimated using the MPEEM under the income approach, see above for additional details. The useful lives of the intangible assets for amortization purposes were determined by considering the period of expected cash flows used to measure the fair values of the intangible assets adjusted as appropriate for entity-specific factors including legal, regulatory, contractual, competitive, economic and other factors that may limit the useful life. The customer relationships are amortized on a straight-line basis over the estimated useful lives.

During the three months ended June 30, 2026, the Company recorded a full impairment of the customer relationships intangible asset. See Note 17. Goodwill and Intangible Assets, for further details.

Note 16. Stock Repurchase Program

In March 2022, the Company’s board of directors authorized a $250.0 million stock repurchase program. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions. The stock repurchase program has no expiration from the date of authorization.

During the three and six months ended June 30, 2026, the Company repurchased 1.5 million and 4.1 million shares of its common stock, respectively, at an aggregate cost of $23.8 million and $63.9 million, respectively, under the stock repurchase program. During the three and six months ended June 30, 2025, the Company repurchased 0.2 million and 0.6 million shares of its common stock, respectively, at an aggregate cost of $3.0 million and $10.9 million, respectively under the stock repurchase program. As of June 30, 2026, a total of approximately $75.8 million remained available for future repurchases of its common stock under the stock repurchase program.

Note 17. Goodwill and Intangible Assets

The Company has identified its laboratory services business and its therapeutic development business as its two operating segments, and the Company determined that the operating segments represented the two reporting units.

The changes in the carrying amounts of goodwill for the laboratory services segment and the therapeutic development segment in the six months ended June 30, 2026 were as follows:

	Laboratory Services	Therapeutic Development
	(in thousands)
Balance at December 31, 2025	$—	$25,080
Acquisition	31,379	—
Measurement period adjustment	130	(2,728)
Balance at June 30, 2026	$31,509	$22,352

As of June 30, 2026, the Company identified indicators requiring an interim goodwill impairment assessment for its Therapeutic Development and Laboratory Services reporting units, including the loss of a significant customer within its ANP business and a sustained disconnect between the Company's market capitalization and its tangible net asset value. As a result, the Company engaged a third-party valuation specialist and performed an interim quantitative goodwill impairment test for both reporting units, and a corresponding quantitative recoverability test for its indefinite-lived in-process research and development ("IPR&D").

Laboratory Services

The change in goodwill for the laboratory services segment reflects goodwill arising from the Bako Acquisition, including a post-closing purchase price adjustment. The newly acquired entity, Bako, is considered part of the laboratory services segment. See Note 15. Business Combinations, for further details.

The fair values of the Company’s laboratory services reporting unit remain higher than the carrying value recorded. The fair value of this reporting unit was $1,045.0 million and exceeded the carrying value of $943.5 million by approximately 11%.

Based upon the results of the quantitative assessments the Company performed as of June 30, 2026, the Company concluded that the fair values of the laboratory services reporting unit, were greater than the carrying values and that there was no impairment. However, this remains at heightened risk of future impairment given the narrow margin between estimated fair value and carrying value. While no impairment was recorded as of June 30, 2026, future developments such as deterioration in business performance and the ability to achieve revenue growth targets as well as projected cost of revenue and operating expense targets could reduce the fair value of this reporting unit and lead to impairment in a future period.

Therapeutic Development

The decrease in goodwill for the therapeutic development segment reflects a measurement period adjustment related to the ANP acquisition, resulting from the finalization of deferred tax liabilities. See Note 15. Business Combinations, for further details.

During the year ended December 31, 2025, the Company recorded $2.3 million of customer relationships and $3.9 million of IPR&D attributable to the acquisition of ANP. During the three months ended June 30, 2026, the Company identified a triggering event with respect to a finite-lived customer relationship intangible asset acquired as part of the ANP acquisition, resulting from loss of a significant customer relationship. As a result, the Company recorded an impairment charge of $2.2 million during the three months ended June 30, 2026, representing the remaining net carrying value of the intangible asset after accumulated amortization since the ANP acquisition date, effectively writing off the asset in its entirety. The impairment charge is reflected within a separate line item in the Condensed Consolidated Statements of Operations.

The fair value of the Company’s therapeutic development reporting unit was calculated using the income approach weighted at 100% with a WACC of 47%. The fair value of the IPR&D was appraised using the income approach known as multi-period excess earnings method with a WACC of 49%.

The fair values of the Company’s therapeutic development reporting unit and IPR&D remain substantially higher than the carrying value recorded. The fair value of this reporting unit was $270.0 million and exceeded the carrying value of $54.6 million by approximately 395%, and the fair value of IPR&D was $265.0 million and exceeded the carrying value of $68.5 million by approximately 287%.

Based upon the results of the quantitative assessments the Company performed as of June 30, 2026, the Company concluded that the fair values of the therapeutic development reporting unit and the IPR&D asset at June 30, 2026, were greater than the carrying values and that there was no additional impairment.

There can be no assurance that the estimates and assumptions management made for the purposes of the goodwill or IPR&D impairment analysis will prove to be accurate predictions of future performance. It is possible that the conclusions regarding impairment or recoverability of goodwill or intangible assets could change in future periods. Management will continue to monitor the therapeutic development reporting unit. For all IPR&D projects, there are major risks and uncertainties associated with the timely and successful completion of development and commercialization of these product candidates, including the ability to confirm their efficacy based on data from clinical trials, the ability to obtain necessary regulatory approvals, and the ability to successfully complete these tasks within budgeted costs. The Company is not able to market a human therapeutic product without obtaining regulatory approvals, and such approvals require completing clinical trials that demonstrate a product candidate is safe and effective. In addition, the availability and extent of coverage and reimbursement from insurance payors, including government healthcare programs and private insurance plans, impact the revenues a product can generate. Consequently, the eventual realized value, if any, of these acquired IPR&D projects may vary from their estimated fair values.

Summaries of intangible assets balances as of June 30, 2026, and December 31, 2025, were as follows:

	Weighted-Average Amortization Period	June 30, 2026	December 31, 2025
		(in thousands)
Laboratory Services
Customer relationships	12 Years	$105,170	$83,135
Less: accumulated amortization		(29,439)	(25,633)
Customer relationships, net		75,731	57,502

Royalty-free technology	10 Years	5,453	5,291
Less: accumulated amortization		(2,818)	(2,469)
Royalty-free technology, net		2,635	2,822

Trade name	7 Years	4,490	3,790
Less: accumulated amortization		(2,201)	(1,896)
Trade name, net		2,289	1,894

Laboratory information system platform	5 Years	1,860	1,860
Less: accumulated amortization		(1,829)	(1,643)
Laboratory information system platform, net		31	217

In-place lease intangible assets	5 Years	360	360
Less: accumulated amortization		(290)	(255)
In-place lease intangible assets, net		70	105

Purchased patent	10 Years	29	29
Less: accumulated amortization		(16)	(14)
Purchased patent, net		13	15
Total		80,769	62,555

Therapeutic Development
Customer relationships	18 Years	2,300	2,300
Less: accumulated amortization		(128)	(64)
Less: accumulated impairment		(2,172)	—
Customer relationships, net		—	2,236

In-process research & development	n/a	68,490	68,490
Total		68,490	70,726
Total intangible assets, net		$149,259	$133,281

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

During the six months ended June 30, 2026, the Company recorded $22.0 million of customer relationships and $0.7 million of trade name attributable to the acquisition of Bako. See more details in Note 15. Business Combinations.

Amortization of intangible assets was $2.6 million and $4.6 million in each of the three and six months ended June 30, 2026, respectively, and $2.0 million and $4.0 million in each of the three and six months ended June 30, 2025, respectively.

Based on the carrying value of intangible assets recorded as of June 30, 2026, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for intangible assets is expected to be as follows:

Amounts
(in thousands)
Year ending December 31,
2026 (remaining 6 months)	$4,949
2027	9,667
2028	9,633
2029	9,200
2030	9,014
2031	8,602
Thereafter	29,704
Total	$80,769

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

On March 17, 2026, and as further described in Note 15. Business Combinations, to the condensed consolidated financial statements included in this report, we completed the acquisition of certain assets of Bako Diagnostics and acquired StrataDx, or collectively, the Bako Acquisition, which together provide dermatopathology, podiatric pathology, and molecular diagnostic services and therapeutic products. As the Bako Acquisition closed late in the first quarter, the results for the six months ended June 30, 2026, include only approximately three and a half months of the acquired operations. We expect the additional impact of the Bako Acquisition on our consolidated results of operations, including revenue, cost of revenue, and operating expenses, to be reflected in future periods.

Recent Developments

On June 1, 2026, we presented updated data from our ongoing Phase 2 study of FID-007 in combination with cetuximab in patients with recurrent or metastatic head and neck squamous cell carcinoma at the American Society of Clinical Oncology (ASCO) 2026 Annual Meeting. As of an April 16, 2026 data cutoff, the combination demonstrated an objective response rate of 61.9%, a median progression-free survival of 6.7 months, a median duration of response of 7.4 months, and a one-year overall survival rate of 63.4%, with a manageable safety profile. These are preliminary, interim data from an ongoing clinical study, and there can be no assurance that later-stage or larger trials will replicate these results or that we will obtain regulatory approval for FID-007.

Business Risks and Uncertainties and Other Factors Affecting Our Performance

Our business and prospects are exposed to numerous risks and uncertainties, as described in our 2025 Annual Report. In particular, the Bako Acquisition is a transaction involving the integration of operations into our existing laboratory business. As described in greater detail in the risk factors included in our 2025 Annual Report, these acquisitions involve inherent risks, including potential difficulties in integrating operations, personnel, and technologies, and the potential for higher than anticipated acquisition-related costs or integration expenses. Ultimately, we may not realize the anticipated benefits of this transaction. For more information, see “Item 1A. Risk Factors” in Part I of the 2025 Annual Report. In addition, our performance in any period is affected by a number of other factors. See the description of some of the material factors affecting our performance in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2025 Annual Report.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Statement of Operation Data
Revenue	$85,389	$81,803	$3,586	4%	$156,527	$155,266	$1,261	1%
Cost of revenue	59,710	47,368	12,342	26%	109,358	92,485	16,873	18%
Gross profit	25,679	34,435	(8,756)	(25)%	47,169	62,781	(15,612)	(25)%
Operating expenses
Research and development	14,554	13,480	1,074	8%	28,730	25,875	2,855	11%
Selling and marketing	15,228	12,286	2,942	24%	27,449	20,751	6,698	32%
General and administrative	27,195	26,392	803	3%	54,879	51,683	3,196	6%
Amortization of intangible assets	2,603	1,990	613	31%	4,634	3,980	654	16%
Impairment of intangible assets	2,172	—	2,172	*	2,172	—	2,172	*
Total operating expenses	61,752	54,148	7,604	14%	117,864	102,289	15,575	15%
Operating loss	(36,073)	(19,713)	(16,360)	83%	(70,695)	(39,508)	(31,187)	79%
Other income (expenses)
Interest income	6,404	8,091	(1,687)	(21)%	15,055	16,109	(1,054)	(7)%
Interest expense	(59)	(17)	(42)	247%	(76)	(31)	(45)	145%
Impairment of equity securities	—	(9,926)	9,926	(100)%	—	(9,926)	9,926	(100)%
Other income, net	38	46	(8)	(17)%	48	114	(66)	(58)%
Total other income (expense), net	6,383	(1,806)	8,189	(453)%	15,027	6,266	8,761	140%
Loss before income taxes	(29,690)	(21,519)	(8,171)	38%	(55,668)	(33,242)	(22,426)	67%
Provision for (benefit from) income taxes	29	(2,263)	2,292	(101)%	(675)	(2,087)	1,412	(68)%
Net loss from consolidated operations	(29,719)	(19,256)	(10,463)	54%	(54,993)	(31,155)	(23,838)	77%
Net loss attributable to noncontrolling interests	189	299	(110)	(37)%	637	668	(31)	(5)%
Net loss attributable to Fulgent	$(29,530)	$(18,957)	$(10,573)	56%	$(54,356)	$(30,487)	$(23,869)	78%
* not meaningful

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Revenue from laboratory services
Precision diagnostics	$41,453	$47,428	$(5,975)	(13)%	$81,691	$91,525	$(9,834)	(11)%
Anatomic pathology	37,497	28,122	9,375	33%	62,577	53,422	9,155	17%
BioPharma services	6,409	6,253	156	2%	12,142	10,319	1,823	18%
Total laboratory services	85,359	81,803	3,556	4%	156,410	155,266	1,144	1%
Revenue from therapeutic development
BioPharma services	30	—	30	*	117	—	117	*
Total therapeutic development	30	—	30	*	117	—	117	*
Total revenue	$85,389	$81,803	$3,586	4%	$156,527	$155,266	$1,261	1%
* not meaningful

Revenue increased by $3.6 million, or 4%, from $81.8 million in the three months ended June 30, 2025, to $85.4 million in the three months ended June 30, 2026. The increase in revenue between periods was driven by increases of $9.4 million in anatomic pathology and $0.2 million in BioPharma services, partially offset by decreases of $6.0 million in precision diagnostics.

Revenue increased by $1.3 million, or 1%, from $155.3 million in the six months ended June 30, 2025, to $156.5 million in the six months ended June 30, 2026. The increase in revenue between periods was driven by increases of $9.2 million in anatomic pathology and $1.8 million in BioPharma services, partially offset by decreases of $9.8 million in precision diagnostics.

The decrease in precision diagnostics revenue was driven by the decline in revenue from our largest customer as this customer begins to perform tests internally. As previously disclosed in our 2025 Annual Report, we expect revenues for our largest customer to continue to decline in 2026 as this customer continues to increase the performance of tests internally. The tests and testing services this customer has historically purchased were primarily precision diagnostic tests. To reduce this revenue risk, we will focus on developing existing customers and increasing the number of customers and thereby reducing the concentration and on successfully integrating our acquired businesses. The increase in anatomic pathology services was primarily due to $12.9 million in revenue resulting from assets and the business acquired in the Bako Acquisition, partially offset by decreases due to the impact of the final phase of the transition of our billing and revenue cycle management system which has resulted in significant processing backlogs and collections delays. We are actively seeking to address these transition issues, but we may be unable to resolve these issues in a timely manner or as quickly as we presently expect. The volume of our anatomic pathology testing services can fluctuate during holiday periods and can decline due to extreme adverse weather conditions leading to temporary laboratory closures as experienced during 2026. The increase in BioPharma services revenue was primarily due to the timing of service projects, though this revenue is expected to remain variable due to the long sales cycle and fluctuations in project timing.

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

Our customer base includes insurance, institutional, and individual payors. In some periods, our revenue is concentrated on a smaller number of customers. For the laboratory services segment, aggregating customers that are under common control, no customer represented a significant concentration of revenue in the three months ended June 30, 2026, but one customer comprised $16.1 million, or 10%, of total revenue in the six months ended June 30, 2026. The same customer contributed $17.6 million, or 22%, of our revenue in the three months ended June 30, 2025, and contributed $35.2 million, or 23%, of total revenue in the six months ended June 30, 2025. As previously disclosed, we expect revenues for this customer to continue to decline in 2026 as this customer continues to transition the performance of tests internally.

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

Revenue from the therapeutic development segment includes amounts recognized by ANP Technologies, Inc., or ANP, from technologies licensed to pharmaceutical and biotechnology companies, as well as CROs. An insignificant amount of gross-margin sharing revenue was recognized for the six months ended June 30, 2026. No further gross-margin sharing revenue is expected from this manufacturing and supply agreement.

Revenue from non-U.S. sources increased by $1.5 million, or 27%, from $5.6 million in the three months ended June 30, 2025, to $7.1 million in the three months ended June 30, 2026. The increase in the three-month period was primarily due to increases in total revenue to China of $0.7 million, Australia of $0.4 million, and United Kingdom of $0.2 million. Revenue from non-U.S. sources increased by $1.9 million, or 17%, from $11.2 million in the six months ended June 30, 2025, to $13.2 million in the six months ended June 30, 2026. The increase in the six-month period was primarily due to increases in total revenue to Australia of $0.7 million, China of $0.6 million, and United Kingdom of $0.4 million.

Cost of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$59,710	$47,368	$12,342	26%	$109,358	$92,485	$16,873	18%
Cost of revenue as a % of revenue	70%	58%			70%	60%

Our consolidated cost of revenue increased by $12.3 million, or 26%, from $47.4 million in the three months ended June 30, 2025, to $59.7 million in the three months ended June 30, 2026. The increase in cost of revenue was primarily due to increases of $11.1 million in cost of revenue resulting from assets and the business acquired in the Bako Acquisition and $1.2 million in depreciation expenses.

Our consolidated cost of revenue increased by $16.9 million, or 18%, from $92.5 million in the six months ended June 30, 2025, to $109.4 million in the six months ended June 30, 2026. The increase in cost of revenue was primarily due to increases of $12.8 million in cost of revenue resulting from assets and the business acquired in the Bako Acquisition and increases of $1.8 million in shipping and handling expenses, $1.6 million in depreciation expenses, and $0.9 million in consulting and outside labor costs.

Our consolidated cost of revenue as a percentage of revenue increased from 58% in the three months ended June 30, 2025, to 70% in the three months ended June 30, 2026. Our consolidated cost of revenues as a percentage of revenue increased from 60% in the six months ended June 30, 2025, to 70% in the six months ended June 30, 2026.

Our gross profit decreased by $8.8 million, or 25%, from $34.4 million in the three months ended June 30, 2025, to $25.7 million in the three months ended June 30, 2026, and decreased by $15.6 million, or 25%, from $62.8 million in the six months ended June 30, 2025, to $47.2 million in the six months ended June 30, 2026. Our gross profit as a percentage of revenue, or gross margin, decreased from 42% in the three months ended June 30, 2025, to 30% in the three months ended June 30, 2026, and 40% in the six months ended June 30, 2025, to 30% in the six months ended June 30, 2026. This was driven by the lower collection rate and higher fixed costs, reducing operating leverage primarily resulting from processing and collections delays in connection with the final phase of the implementation of our new billing and revenue cycle management system. This system is complex, and the challenges have been mostly related to implementing the customizations needed to maximize reimbursement that were not fully built into the initial launch. That customization work remains ongoing today. We have made progress implementing a number of the required customizations and remain focused on completing the remaining work as quickly as possible. As the remaining customizations are completed and integrated across our revenue cycle, we expect our collection rate, and correspondingly our gross margin, to improve, though we cannot predict the exact timing of that improvement.

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Research and development
Laboratory services	$8,544	$7,450	$1,094	15%	$17,037	$14,532	$2,505	17%
Therapeutic development	6,010	6,030	(20)	(0)%	11,693	11,343	350	3%
Total research and development	$14,554	$13,480	$1,074		$28,730	$25,875	$2,855

Laboratory Services

For the laboratory services segment, the research and development expenses were mainly for advancing our technology and future testing and testing services. The expenses increased by $1.1 million, or 15% from $7.5 million in the three months ended June 30, 2025, to $8.5 million in the three months ended June 30, 2026. The increase was primarily attributed to increases of $1.0 million in reagents and supplies expenses.

For the laboratory services segment, the research and development expenses were mainly for advancing our technology and future testing and testing services. The expenses increased by $2.5 million, or 17% from $14.5 million in the six months ended June 30, 2025, to $17.0 million in the six months ended June 30, 2026. The increase was primarily attributed to increases of $1.7 million in reagents and supplies expenses and $0.9 million in personnel expenses.

Therapeutic Development

For the therapeutic development segment, the research and development expenses in the three months ended June 30, 2026, totaled $6.0 million and consisted of $2.8 million in contract research organization, or CRO, costs, and $2.7 million in personnel costs, including equity-based compensation. In the three months ended June 30, 2025, these expenses totaled $6.0 million and comprised $3.0 million in CRO costs and $2.6 million of personnel costs, including equity-based compensation. Other expense categories including facilities and depreciation are not individually significant and have remained stable.

For the therapeutic development segment, the research and development expenses in the six months ended June 30, 2026, totaled $11.7 million and consisted of $5.7 million in personnel costs, including equity-based compensation, and $4.8 million in CRO costs. In the six months ended June 30, 2025, these expenses totaled $11.3 million and comprised $5.5 million in CRO costs and $5.0 million of personnel expenses, including equity-based compensation. Other expense categories including facilities and depreciation are not individually significant and have remained stable.

Research and development expenses for the therapeutic development segment remained flat for each of the three and six months ended June 30, 2026 and 2025.

Expenses for our therapeutic development segment will be influenced by our ability to progress our therapeutic candidates through development with the Food and Drug Administration, or the FDA, the timing of which can be uncertain and delayed due to a variety of factors beyond our control, including staff reductions at the FDA, which may affect the FDA’s ability to provide any required approvals or review in a timely manner or in the timelines expected.

We have confirmed an end of Phase 2 meeting for FID-007 with the FDA which is scheduled before the end of August 2026 and, assuming favorable discussions with the FDA, we plan to commence a Phase 3 trial of FID-007 for the treatment of patients diagnosed with recurrent or metastatic head and neck squamous cell carcinoma in the first half of 2027.

Looking ahead, we expect research and development expenses to continue increasing as clinical trials progress for FID-007, FID-022, and other pre-clinical studies.

Selling and Marketing

Our consolidated selling and marketing expenses increased by $2.9 million, or 24%, from $12.3 million in the three months ended June 30, 2025, to $15.2 million in the three months ended June 30, 2026. The increase in consolidated selling and marketing expenses was due to increase of $3.9 million resulting from assets and the business acquired in the Bako Acquisition, partially offset by decreases of $1.8 million in advertising and marketing expenses.

Our consolidated selling and marketing expenses increased by $6.7 million, or 32%, from $20.8 million in the six months ended June 30, 2025, to $27.4 million in the six months ended June 30, 2026. The increase in consolidated selling and marketing expenses was due to increase of $4.7 million resulting from assets and the business acquired in the Bako Acquisition, $2.2 million in personnel costs due to increased headcount, and $1.4 million in software and software licensing, partially offset by decreases of $1.9 million in advertising and marketing expenses.

General and Administrative

Our consolidated general and administrative expenses increased by $0.8 million, or 3%, from $26.4 million in the three months ended June 30, 2025, to $27.2 million in the three months ended June 30, 2026. The increase in consolidated general and administrative expenses was due to increases of $3.6 million resulting from assets and the business acquired in the Bako Acquisition and $0.7 million in software and software licensing costs, partially offset by decreases of $1.9 million in legal expense and $0.7 million of bonus expense.

Our consolidated general and administrative expenses increased by $3.2 million, or 6%, from $51.7 million in the six months ended June 30, 2025, to $54.9 million in the six months ended June 30, 2026. The increase in consolidated general and administrative expenses was due to increase of $4.7 million resulting from assets and the business acquired in the Bako Acquisition, partially offset by decreases of $1.0 million in bonus expense.

Impairment of Intangible Assets

During the three months ended June 30, 2026, we identified a triggering event with respect to a finite-lived customer relationship intangible asset acquired as part of the ANP acquisition, resulting from loss of a significant customer relationship. As a result, we recorded an impairment charge of $2.2 million during the three months ended June 30, 2026, representing the remaining net carrying value of the intangible asset after accumulated amortization since the ANP acquisition date, effectively writing off the asset in its entirety. The impairment charge is reflected within a separate line item in the Condensed Consolidated Statements of Operations. There was no such impairment charges for intangible assets in prior year.

Amortization of Intangible Assets

Our consolidated amortization of intangible assets represents amortization expenses on the intangible assets that arose from the business combinations in 2026, 2025, 2022 and 2021, and a patent purchased in 2021.

Other Income (Expenses)

Other income (expense) is primarily comprised of interest income, which was $6.4 million and $15.1 million in the three and six months ended June 30, 2026, respectively, and $8.1 million and $16.1 million in the three and six months ended June 30, 2025, respectively. This interest income included interest earned on marketable securities and realized gain or loss on sale of marketable securities, as well as interest accrued for outstanding federal tax refunds. The change in interest income was primarily due to the interest earned from the outstanding federal tax refunds, partially offset by lower overall marketable security balances. Other expenses primarily consisted of a one-time, non-cash impairment of a prior investment as discussed further in Note 4. Fair Value Measurements, of the financial statements included in this quarterly report.

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes was $0.03 million and ($0.7) million for the three and six months ended June 30, 2026, respectively, compared with ($2.3) million and ($2.1) million for the three and six months ended June 30, 2025, respectively. The Company’s effective tax rate was (0.1%) and 1% for the three and six months ended June 30, 2026, respectively, compared to 11% and 6% for the three and six months ended June 30, 2025, respectively. The change in the effective tax rate compared to prior periods was primarily driven by a one-time tax benefit resulting from the Bako Acquisition completed during the quarter, which allowed the Company to recognize a portion of the tax benefit from its net operating losses that had previously been reserved.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest represents net loss attributable to minority stockholders from entities not wholly owned.

Liquidity and Capital Resources

Liquidity and Sources of Cash

We had $551.5 million and $705.5 million in cash, cash equivalents, restricted cash, and marketable securities as of June 30, 2026, and December 31, 2025, respectively. Our marketable securities primarily consist of U.S. government and U.S. agency debt securities, corporate bonds, and municipal bonds as of June 30, 2026, and December 31, 2025.

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

In addition and as discussed above, we are in the process of transitioning our billing and revenue cycle management system, which has required us to rebuild and implement significant customizations. The final phase of this transition and the related customization needed for this system to work as intended remain ongoing and are not yet complete. As a result, we have encountered processing delays affecting our collections rate and some delayed amounts may not ultimately be collected at the rate we expect. As the remaining customizations are completed and integrated across our revenue cycle, we expect our collection rates to improve, though we cannot predict the exact timing of that improvement. We do not believe this matter will impact our ability to meet our anticipated cash requirements for at least the next 12 months, but continued delays in completing this transition could further affect our collections, liquidity, and results of operations.

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

Cash Flows

The following table summarizes cash flows from continuing operations for each of the periods presented:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(16,661)	$(34,602)
Net cash provided by investing activities	$61,740	$81,133
Net cash used in financing activities	$(69,058)	$(13,810)

Operating Activities

During the six months ended June 30, 2026, our operations used $16.7 million of cash, as compared to $34.6 million used in the six months ended June 30, 2025. The decrease in cash used in operating activities in the six months ended June 30, 2026, as compared with the corresponding period in 2025, was primarily due to the purchase of IRA tax credits of $33.8 million in 2025, partially offset by $13.5 million cash payment in connection with the settlement of a professional liability matter during the three months ended June 30, 2026. The remaining is related to the timing of cash receipts from customers and cash payments for operating expenses. We expect to incur more operating expenses and use more cash in operating activities in the coming quarters as a result of our planned and ongoing clinical trials for FID-007 and FID-022, and as we continue to invest resources to grow our laboratory services business.

Investing Activities

The cash provided by or used in investing activities is impacted by capital expenditures for operational needs and timing of payments, timing of maturities of marketable securities, and discretionary business combinations and other investments.

Cash provided by investing activities in the six months ended June 30, 2026 was $61.7 million, which primarily represented $103.2 million in maturities of marketable securities, $33.1 million in proceeds from sale of marketable securities, partially offset by $55.6 million related to business acquisitions, $10.0 million from the purchase of marketable securities, and $9.1 million related to the purchase of fixed assets consisting mainly of building improvements, medical laboratory equipment, and computer hardware.

Cash provided by investing activities in the six months ended June 30, 2025, was $81.1 million, which primarily represented $92.7 million related to maturities of marketable securities, partially offset by $11.5 million related to the purchase of fixed assets consisting mainly of building improvement, medical laboratory equipment, and computer hardware.

Financing Activities

Cash used in financing activities in the six months ended June 30, 2026, was $69.1 million, which primarily related to $63.9 million used in the repurchase of common stock and $4.5 million used in common stock withholding for employee tax obligations.

Cash used in financing activities in the six months ended June 30, 2025, was $13.8 million, which primarily related to $10.9 million for repurchase of common stock and $2.2 million used in common stock withholding for employee tax obligations.

We do not expect to use any credit facilities due to the strong cash position as of June 30, 2026.

Stock Repurchase Program

In March 2022, our board of directors authorized a $250.0 million stock repurchase program. The stock repurchase program has no expiration from the date of authorization. Under the stock repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions.

During the three and six months ended June 30, 2026, we repurchased 1.5 million and 4.1 million shares of our common stock, respectively, at an aggregate cost of $23.8 million and $63.9 million, respectively, under the stock repurchase program. During the three and six months ended June 30, 2025, we repurchased 0.2 million and 0.6 million shares of our common stock, respectively, at an aggregate cost of $3.0 million and $10.9 million, respectively, under the stock repurchase program. As of June 30, 2026, a total of approximately $75.8 million remained available for future repurchases of our common stock under our stock repurchase program.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” in the 2025 Annual Report. There were no material changes during the six months ended June 30, 2026.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control (as required by Rule 13a-15(c) under the Exchange Act) over financial reporting during the three months ended June 30, 2026, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Regardless of the outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, and reputational harm, among other factors.

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

The number of shares of common stock repurchased by the Company under the stock repurchase program and the average price paid per share for the three months ended June 30, 2026, are as follows:

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid Per Share (1)	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs
April 2026 (4/1/2026-4/30/2026)	488,822	$15.92	488,822	$91,830,850
May 2026 (5/1/2026-5/31/2026)	1,034,546	$15.49	1,034,546	$75,837,259
Total	1,523,368		1,523,368

(1) Includes commissions for the shares repurchased under the stock repurchase program.

As of June 30, 2026, a total of approximately $75.8 million remained available for future repurchases of our common stock under the stock repurchase program.

Item 5. Other Information.

Rule 10b5-1 trading arrangements

During the three months ended June 30, 2026, none of our directors or officers, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

The information required by this Item 6 is set forth on the Exhibit Index immediately preceding the signature page of this report and is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed with this Form 10-Q	Form	Form No.	Date Filed

3.1	Certificate of Incorporation of the registrant, as amended.		10-Q	001-37894	8/14/2017

3.1.1	Certificate of Amendment to Certificate of Incorporation of the registrant, dated August 2, 2016.		10-Q	001-37894	8/14/2017

3.1.2	Certificate of Amendment to Certificate of Incorporation of the registrant, dated May 17, 2017.		10-Q	001-37894	8/14/2017

3.2	Amended and Restated Bylaws of the registrant.		10-Q	001-37894	8/4/2023

10.1+	Fulgent Genetics, Inc. 2026 Equity Incentive Plan.		8-K	001-37894	5/14/2026

10.2+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement under the Fulgent Genetics, Inc. 2026 Equity Incentive Plan.		8-K	001-37894	5/14/2026

10.3+	Form of Stock Option Grant Notice and Stock Option Agreement under the Fulgent Genetics, Inc. 2026 Equity Incentive Plan.		8-K	001-37891	5/14/2026

31.1^	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2^	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

+ Management compensation plan or arrangement.

^ Filed herewith.

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULGENT GENETICS, INC.

Date: July 30, 2026	By:	/s/ Ming Hsieh
Ming Hsieh
Chief Executive Officer (principal executive officer)

Date: July 30, 2026	By:	/s/ Paul Kim
Paul Kim
Chief Financial Officer (principal financial and accounting officer)