Form 10-Q
period 2026-09-30
Fulgent Genetics, Inc.
filed 2026-11-05
CIK 1674930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 2, 2026, there were 27,939,000 outstanding shares of the registrant’s common stock.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FULGENT GENETICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value data)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$86,787	$50,193
Marketable securities	205,952	285,884
Trade accounts receivable, net of allowance for credit losses of $16,311 as of September 30, 2026, and $21,411 as of December 31, 2025	62,494	84,762
Prepaid income taxes	2,179	107,099
Other current assets	26,323	22,552
Total current assets	383,735	550,490
Marketable securities, long-term	359,550	369,269
Fixed assets, net	110,738	112,549
In-process research & development	68,490	68,490
Other intangible assets, net	78,310	64,791
Goodwill	53,861	25,080
Other long-term assets	24,245	22,856
Total assets	$1,078,929	$1,213,525
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$16,969	$18,654
Accrued liabilities	22,077	34,057
Customer deposit	29,725	28,145
Contract liabilities	2,624	3,635
Notes payable, current	482	476
Total current liabilities	71,877	84,967
Deferred tax liabilities	6,957	6,936
Unrecognized tax benefits	5,816	7,283
Other long-term liabilities	9,571	7,624
Total liabilities	94,221	106,810
Commitments and Contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value per share, 50,000 shares authorized, 35,320 shares issued and 27,763 shares outstanding as of September 30, 2026, and 34,501 shares issued and 31,081 shares outstanding as of December 31, 2025	4	3
Preferred stock, $0.0001 par value per share, 1,000 shares authorized, no shares issued or outstanding as of September 30, 2026, and December 31, 2025	—	—
Additional paid-in capital	531,564	574,520
Accumulated other comprehensive (loss) income	(3,525)	7,512
Retained earnings	462,446	529,954
Total Fulgent stockholders’ equity	990,489	1,111,989
Noncontrolling interest	(5,781)	(5,274)
Total stockholders’ equity	984,708	1,106,715
Total liabilities and stockholders’ equity	$1,078,929	$1,213,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$90,412	$84,069	$246,939	$239,335
Cost of revenue	58,465	48,557	167,823	141,042
Gross profit	31,947	35,512	79,116	98,293
Operating expenses
Research and development	13,636	13,860	42,366	39,735
Selling and marketing	15,606	11,642	43,055	32,393
General and administrative	22,761	23,335	77,640	75,018
Amortization of intangible assets	2,491	2,025	7,125	6,005
Impairment of intangible assets	—	—	2,172	—
Total operating expenses	54,494	50,862	172,358	153,151
Operating loss	(22,547)	(15,350)	(93,242)	(54,858)
Other income (expenses)
Interest income	8,554	7,874	23,609	23,983
Interest expense	(7)	(28)	(83)	(59)
Impairment of equity securities	—	—	—	(9,926)
Other (expense) income, net	(43)	(5)	5	109
Total other income, net	8,504	7,841	23,531	14,107
Loss before income taxes	(14,043)	(7,509)	(69,711)	(40,751)
Benefit from income taxes	(704)	(683)	(1,379)	(2,770)
Net loss from consolidated operations	(13,339)	(6,826)	(68,332)	(37,981)
Net loss attributable to noncontrolling interests	187	218	824	886
Net loss attributable to Fulgent	$(13,152)	$(6,608)	$(67,508)	$(37,095)

Net loss per common share attributable to Fulgent
Basic	$(0.48)	$(0.21)	$(2.34)	$(1.21)
Diluted	$(0.48)	$(0.21)	$(2.34)	$(1.21)
Weighted-average common shares:
Basic	27,662	30,749	28,837	30,708
Diluted	27,662	30,749	28,837	30,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss from consolidated operations	$(13,339)	$(6,826)	$(68,332)	$(37,981)
Other comprehensive income (loss):
Foreign currency translation income	238	114	712	456
Net (loss) gain on available-for-sale debt securities, net of tax	(5,644)	742	(11,432)	6,559
Net comprehensive loss from consolidated operations	(18,745)	(5,970)	(79,052)	(30,966)
Net loss attributable to noncontrolling interest	187	218	824	886
Foreign currency translation (gain) loss attributable to noncontrolling interest	(39)	(31)	(317)	176
Comprehensive loss attributable to noncontrolling interest	148	187	507	1,062
Comprehensive loss attributable to Fulgent	$(18,597)	$(5,783)	$(78,545)	$(29,904)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Fulgent Stockholders’ Equity
	Shares (1)	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Fulgent Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2025	31,081	$3	$574,520	$7,512	$529,954	$1,111,989	$(5,274)	$1,106,715
Equity-based compensation	—	—	9,890	—	—	9,890	—	9,890
Exercise of common stock options	24	—	9	—	—	9	—	9
Restricted stock awards	540	1	—	—	—	1	—	1
Common stock withholding for employee tax obligations	(195)	—	(4,200)	—	—	(4,200)	—	(4,200)
Repurchase of common stock	(2,599)	—	(40,078)	—	—	(40,078)	—	(40,078)
Other comprehensive (loss) income, net	—	—	—	(2,976)	—	(2,976)	67	(2,909)
Net loss	—	—	—	—	(24,826)	(24,826)	(448)	(25,274)
Balance at March 31, 2026	28,851	$4	$540,141	$4,536	$505,128	$1,049,809	$(5,655)	$1,044,154
Equity-based compensation	—	—	8,624	—	—	8,624	—	8,624
Exercise of common stock options	5	—	2	—	—	2	—	2
Restricted stock awards	201	—	—	—	—	—	—	—
Common stock withholding for employee tax obligations	(19)	—	(334)	—	—	(334)	—	(334)
Repurchase of common stock	(1,523)	—	(24,336)	—	—	(24,336)	—	(24,336)
Other comprehensive (loss) income, net	—	—	—	(2,616)	—	(2,616)	211	(2,405)
Net loss	—	—	—	—	(29,530)	(29,530)	(189)	(29,719)
Balance at June 30, 2026	27,515	$4	$524,097	$1,920	$475,598	$1,001,619	$(5,633)	$995,986
Equity-based compensation	—	—	8,120	—	—	8,120	—	8,120
Exercise of common stock options	—	—	—	—	—	—	—	—
Restricted stock awards	282	—	—	—	—	—	—	—
Common stock withholding for employee tax obligations	(19)	—	(380)	—	—	(380)	—	(380)
Repurchase of common stock	(15)	—	(208)	—	—	(208)	—	(208)
Other comprehensive (loss) income, net	—	—	—	(5,445)	—	(5,445)	39	(5,406)
Contingently issuable shares in a business combination(1)	—	—	(65)	—	—	(65)	—	(65)
Net loss	—	—	—	—	(13,152)	(13,152)	(187)	(13,339)
Balance at September 30, 2026	27,763	$4	$531,564	$(3,525)	$462,446	$990,489	$(5,781)	$984,708

(1) The Company agreed to issue up to 292,682 shares of the Company’s common stock in the acquisition of ANP Technologies, Inc., or ANP, upon achieving certain cash receipts. $5.7 million represented the fair value of the shares on the ANP acquisition date (as defined below). As of September 30, 2026, certain milestones have been met, and 143,023 shares of the Company's common stock were issued in October 2026. A portion of the earnout was settled in cash, rather than shares of common stock, for holders that were not accredited investors, as required by the agreement and plan of merger, as amended, by and among the Company, ANP, and other parties thereto, or the ANP Merger Agreement, which was also paid in October 2026. The $65,000 reflects the reclassification to a liability of the portion of the first milestone settled in cash. Refer to Note 18. Subsequent Events for additional details. 146,341 shares of the Company's common stock remain issuable dependent on the achievement of additional milestones.

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

(1) The Company agreed to issue up to 292,682 shares of the Company’s common stock in the acquisition of ANP, upon achieving certain cash receipts. $5.7 million represented the fair value of the shares on the ANP acquisition date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FULGENT GENETICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flow from operating activities:
Net loss from consolidated operations	$(68,332)	$(37,981)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity-based compensation	26,634	30,306
Depreciation and amortization	20,492	18,011
Adjustment for credit losses	4,171	5,794
Noncash lease expense	1,403	1,197
Loss (gain) on disposal of fixed asset	8	(3)
Amortization of premium/(Accretion of discount) on marketable securities	(2,291)	(4,161)
Deferred taxes	(1,145)	(1,110)
Unrecognized tax benefits	288	437
Net realized gain on marketable securities	(93)	(21)
Impairment of equity securities	—	9,926
Impairment of intangible assets	2,172	—
Other	4	34
Changes in operating assets and liabilities:
Trade accounts receivable	20,349	(7,874)
Income tax	105,592	(33,056)
Other current and long-term assets	2,026	(1,025)
Accounts payable	(2,498)	(374)
Contract liabilities	(1,011)	75
Customer deposits	1,565	923
Accrued liabilities and other liabilities	(15,354)	(3,414)
Operating lease liabilities	(1,409)	(1,179)
Net cash provided by (used in) operating activities	92,571	(23,495)
Cash flow from investing activities:
Maturities of marketable securities	166,205	132,910
Proceeds from sale of fixed assets	8	5
Proceeds from sale of marketable securities	37,193	—
Purchase of marketable securities	(123,005)	(18,879)
Purchases of fixed assets	(10,848)	(17,594)
Acquisition of businesses, net of cash	(55,853)	3,775
Net cash provided by investing activities	13,700	100,217
Cash flow from financing activities:
Repurchase of common stock	(64,134)	(10,884)
Common stock withholding for employee tax obligations	(4,914)	(2,589)
Repayment of notes payable	(476)	(471)
Principal paid for finance lease	(269)	(311)
Proceeds from exercise of stock options	11	—
Net cash used in financing activities	(69,782)	(14,255)
Effect of exchange rate changes on cash and cash equivalents	105	30
Net increase in cash, cash equivalents, and restricted cash	36,594	62,497
Cash, cash equivalents, and restricted cash at beginning of period	50,328	55,279
Cash, cash equivalents, and restricted cash at end of period	$86,922	$117,776
Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds received	$(112,234)	$31,100
Interest paid	$94	$48
Supplemental disclosures of non-cash investing and financing activities:
Contingent consideration for business acquisition included in additional paid-in capital(1)	$(65)	$5,731
Purchases of fixed assets in accounts payable	$509	$2,071
Holdback for acquisition of business included in other long-term liabilities(1)	$—	$1,887
Operating lease right-of-use assets obtained in exchange for lease liabilities	$1,557	$38
Operating lease right-of-use assets reduced due to lease modification and termination	$—	$(46)
Excise tax payable on common stock repurchases not yet remitted	$486	$—

(1) These non-cash activities are related to the acquisition of ANP. Refer to Note 15. Business Combinations and Note 18. Subsequent Events for further details.

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

Cash, Cash Equivalents, and Restricted Cash Shown in the Condensed Consolidated Statements of Cash Flows

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	As of September 30,
	2026	2025
	(in thousands)
Cash and cash equivalents	$86,787	$117,641
Restricted cash included in Other long-term assets	135	135
Total cash, cash equivalents, and restricted cash	$86,922	$117,776

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

A roll-forward of the activity in the Company’s allowance for credit losses for the nine months ended September 30, 2026, dollars in thousands, is as follows:

Allowance for credit losses at beginning of year	$21,411
Current period provision	4,171
Write-offs	(12,259)
Recoveries of amounts previously charged off	2,988
Allowance for credit losses as of September 30, 2026	$16,311

During the nine months ended September 30, 2026, the Company wrote off $12.3 million of trade accounts receivable, substantially all of which were related to institutional receivables from the Company’s COVID-19 testing business, which the Company ceased in 2023. These balances had been previously reserved, and the write-offs reflect the Company’s determination that collection efforts were exhausted and the balances were no longer collectible. The Company also received a recovery of approximately $3.0 million on amounts previously charged off, primarily related to collections on COVID-19-related insurance receivables.

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

Concentrations of Credit Risk, Customers, and Suppliers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, trade accounts receivable, and marketable securities. As of September 30, 2026, substantially all of the Company’s cash and cash equivalents were deposited in accounts at financial institutions, and amounts may exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial strength of the depository institutions in which its cash and cash equivalents are held.

In certain periods, a small number of customers or a single laboratory customer have accounted for a significant portion of the Company’s revenue. For the laboratory services segment, when customers who, to our knowledge, are under common control or otherwise affiliated with each other are aggregated, no single customer held a significant concentration of the Company's revenue in the three and nine months ended September 30, 2026. One laboratory customer comprised $19.2 million, or 23%, of total revenue in the three months ended September 30, 2025, and $54.4 million, or 23%, of total revenue in the nine months ended September 30, 2025. The same laboratory customer comprised 13% of total accounts receivable, net, as of December 31, 2025. No single laboratory customer held a significant concentration of the Company's total accounts receivable, net, as of September 30, 2026. For our customers generally, tests are typically purchased on a test-by-test basis and not pursuant to any long-term purchasing arrangements. In the therapeutic development segment, revenue is an immaterial portion of the Company’s total revenue as it does not yet have any commercialized or approved product candidates.

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

The Company and its subsidiaries that use the USD as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period. The carrying value of these monetary assets and liabilities will change with exchange rate fluctuations resulting in a foreign currency transaction gain or loss which is recognized in other income, net in the Condensed Consolidated Statements of Operations. Reagents and supplies, property, and other nonmonetary assets and liabilities are remeasured when the transaction is initially recognized using the historical rate that was in effect when the asset was acquired or liability was incurred. The carrying amounts do not change as a result of exchange rate fluctuations and no foreign currency transaction gain or loss is recognized. Gains and losses from foreign currency exchange were not significant for the three and nine months ended September 30, 2026, and 2025.

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

Comprehensive (Loss) Income

Comprehensive (loss) income is comprised of net (loss) income and other comprehensive (loss) income. Other comprehensive (loss) income consists of net unrealized gain or loss on available-for-sale debt securities, net of tax, and foreign currency translation adjustments from the Company’s subsidiaries not using the USD as their functional currency. The tax expense of foreign currency translation income (loss) was zero for each of the three and nine months ended September 30, 2026, and 2025.

Reclassifications from other comprehensive (loss) income to net loss, were insignificant in the three and nine months ended September 30, 2026, and zero in the three and nine months ended September 30, 2025. The tax effects related to net unrealized gain or loss on available-for-sale debt securities was zero in the three and nine months ended September 30, 2026, and 2025, due to the valuation allowance in the current period that precludes the Company from recognizing the deferred tax benefit.

Disaggregation of Revenue

The Company classifies its customers into three payor types: (i) Institutional, including hospitals, medical institutions, other laboratories, governmental bodies, and large corporations, (ii) Insurance, or (iii) Patients who pay directly, as the Company believes this best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. The following table summarizes revenue from contracts with customers by payor type for the three and nine months ended September 30, 2026, and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenue by payor
Institutional	$38,385	$48,947	$116,075	$135,890
Insurance	50,576	32,679	124,554	97,808
Patients	1,451	2,443	6,310	5,637
Total revenue	$90,412	$84,069	$246,939	$239,335

The Company estimates variable consideration using the expected value method. Any changes in variable consideration estimates that affect transactions are accounted for on a cumulative catch-up basis. Variable consideration adjustments in the three and nine months ended September 30, 2026, and 2025 were not significant.

Contract Balances

Receivables from contracts with customers

Receivables from contracts with customers are included within trade accounts receivable on the Condensed Consolidated Balance Sheets. Receivables from Insurance and Institutional customers represented 40% and 60%, respectively, as of September 30, 2026, and each represented 50%, as of December 31, 2025.

Contract assets and liabilities

Contract liabilities are recorded when the Company receives payment prior to completing its obligation to transfer goods or services to a customer. Contract liabilities are included in the Condensed Consolidated Balance Sheets. Revenues of $0.7 million and $1.5 million were recognized for the three and nine months ended September 30, 2026, respectively, and $0.2 million and $0.4 million were recognized for the three and nine months ended September 30, 2025, respectively, related to contract liabilities at the beginning of the respective periods. As of September 30, 2026, and December 31, 2025, the Company has no contract assets from contracts with customers associated with contract execution and certain costs to fulfill a contract.

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

Note 3. Equity and Debt Securities

The Company’s equity and debt securities consisted of the following:

	September 30, 2026
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Equity securities
Long-term
Preferred stock of privately-held companies	$15,001	$—	$—	$15,001
Total equity securities	15,001	—	—	15,001
Available-for-sale debt securities
Short-term
U.S. government debt securities	141,937	40	(183)	141,794
Corporate debt securities	26,384	8	(3)	26,389
U.S. agency debt securities	23,008	—	(37)	22,971
U.S. treasury bills	14,814	—	(16)	14,798
Money market accounts	70,039	—	—	70,039
Less: Cash equivalents	(70,039)	—	—	(70,039)
Total debt securities due within 1 year	206,143	48	(239)	205,952
After 1 year through 5 years
U.S. government debt securities	285,450	—	(5,549)	279,901
U.S. agency debt securities	80,544	—	(1,768)	78,776
Municipal bonds	875	1	(3)	873
Total debt securities due after 1 year through 5 years	366,869	1	(7,320)	359,550
Total available-for-sale debt securities	573,012	49	(7,559)	565,502
Total equity and debt securities	$588,013	$49	$(7,559)	$580,503

	December 31, 2025
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Equity securities
Long-term
Preferred stock of privately-held companies	$15,001	$—	$—	$15,001
Total equity securities	15,001	—	—	15,001
Available-for-sale debt securities
Short-term
U.S. government debt securities	159,875	748	(1)	160,622
U.S. agency debt securities	86,786	133	(1)	86,918
Corporate debt securities	37,333	157	(16)	37,474
Yankee debt securities	500	—	(5)	495
Municipal bonds	375	—	—	375
Money market accounts	18,398	—	—	18,398
Less: Cash equivalents	(18,398)	—	—	(18,398)
Total debt securities due within 1 year	284,869	1,038	(23)	285,884
After 1 year through 5 years
U.S. government debt securities	284,857	2,821	(67)	287,611
U.S. agency debt securities	70,567	123	(51)	70,639
Corporate debt securities	9,922	85	—	10,007
Municipal bonds	1,015	1	(4)	1,012
Total debt securities due after 1 year through 5 years	366,361	3,030	(122)	369,269
Total available-for-sale debt securities	651,230	4,068	(145)	655,153
Total equity and debt securities	$666,231	$4,068	$(145)	$670,154

Gross unrealized losses on the Company’s equity and debt securities were $7.6 million and $0.1 million as of September 30, 2026, and December 31, 2025, respectively. Proceeds from sale of available-for-sale securities were $4.0 million for the three months ended September 30, 2026 and $37.2 million for the nine months ended September 30, 2026. The gross realized gain was insignificant, and there was no gross realized loss for each of the three and nine months ended September 30, 2026. There was no sale of available-for-sale securities or realized gain or loss for each of the three and nine months ended September 30, 2025. The cost of any marketable securities sold is based on the specific-identification method.

The Company did not recognize any credit losses for its marketable available-for-sale debt securities during the three and nine months ended September 30, 2026, and 2025.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the three-tier fair value hierarchy:

	September 30, 2026
	Total	Level 1	Level 2	Level 3
	(in thousands)
Equity securities, debt securities and cash equivalents
U.S. government debt securities	$421,695	$—	$421,695	$—
U.S. agency debt securities	101,747	—	101,747	—
Money market accounts	70,039	70,039	—	—
Corporate debt securities	26,389	—	26,389	—
Preferred stock of privately-held companies	15,001	—	—	15,001
U.S. treasury bills	14,798	14,798	—	—
Municipal bonds	873	—	873	—
Total equity securities, debt securities and cash equivalents	$650,542	$84,837	$550,704	$15,001

	December 31, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Equity securities, debt securities and cash equivalents
U.S. government debt securities	$448,233	$—	$448,233	$—
U.S. agency debt securities	157,557	—	157,557	—
Corporate debt securities	47,481	—	47,481	—
Money market accounts	18,398	18,398	—	—
Preferred stock of privately-held companies	15,001	—	—	15,001
Municipal bonds	1,387	—	1,387	—
Yankee debt securities	495	—	495	—
Total equity securities, debt securities and cash equivalents	$688,552	$18,398	$655,153	$15,001

The Company’s Level 1 assets include money market instruments and U.S. treasury bills valued based upon observable market prices. Level 2 assets consist of U.S. government and U.S. agency debt securities, municipal bonds, corporate debt securities and Yankee debt securities. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers.

As of September 30, 2026, and December 31, 2025, the Company held preferred stock of two privately held companies, which were included in other long-term assets in the accompanying Condensed Consolidated Balance Sheets, that were measured using unobservable (Level 3) inputs. For the value of the investment in private equity securities, the Company elected to measure such investments at cost minus impairment, as the preferred stock of the privately held companies did not have a readily determinable fair value.

An impairment of $9.9 million was recognized in 2025 related to Helio Genomics, Inc. There was no impairment loss recorded as of September 30, 2026, for the other preferred stock investment.

There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2026, and 2025.

Note 5. Fixed Assets

Major classes of fixed assets consisted of the following:

	Useful Lives	September 30, 2026	December 31, 2025
		(in thousands)
Medical lab equipment	5 months to 13 Years	$65,415	$60,691
Building improvements	6 months to 39 Years	35,869	33,198
Building	25 to 39 Years	21,689	21,689
Computer hardware	1 to 5 Years	10,334	8,640
Aircraft	7 Years	6,400	6,400
Computer software	1 to 10 Years	5,541	6,300
Leasehold improvements	Shorter of lease term or estimated useful life	4,514	4,473
Furniture and fixtures	1 to 11 Years	4,454	4,128
Land improvements	5 to 15 Years	938	938
Automobile	3 to 7 Years	613	628
General equipment	5 Years	258	226
Land		17,347	17,347
Assets not yet placed in service		3,300	5,836
Total		176,672	170,494
Less: Accumulated depreciation		(65,934)	(57,945)
Fixed assets, net		$110,738	$112,549

Depreciation expense on fixed assets totaled $4.2 million and $13.1 million for the three and nine months ended September 30, 2026, respectively, and $3.9 million and $11.7 million for the three and nine months ended September 30, 2025, respectively.

Note 6. Other Significant Balance Sheet Accounts

Other current assets consisted of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Reagents and supplies	11,549	10,604
Prepaid expenses	7,436	5,100
Marketable securities interest receivable	5,370	5,714
Inventory	661	—
Other receivable	1,307	1,134
Total	$26,323	$22,552

Accrued liabilities consisted of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Payroll liabilities	$7,396	$4,383
Vacation accrual	6,207	5,236
Accrued bonus and commission	3,785	5,224
Operating lease liabilities - short term	2,113	1,462
Accrued legal liabilities	—	14,905
Other accrued liabilities	2,576	2,847
Total	$22,077	$34,057

As of September 30, 2026, other accrued liabilities also included short-term finance lease liabilities, health insurance liabilities, accrued property taxes, income tax payables, and third-party billing services.

Other long-term liabilities consisted of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Operating lease liabilities, long term	$6,208	$3,781
Notes payable, long term	1,476	1,958
Other long-term liabilities	1,887	1,885
Total	$9,571	$7,624

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

The Company’s Chief Executive Officer serves as its CODM. The CODM oversees the Company’s operations and evaluates financial data for its two operating segments separately to make resource allocation decisions. The financial information regularly provided to the CODM includes various performance metrics by reportable segment, such as gross profit, operating income or loss, income or loss before income taxes, net income or loss from consolidated operations, and net income or loss attributable to the Company, all presented in accordance with U.S. GAAP. Although multiple financial metrics are provided, the CODM primarily relies on adjusted (non-GAAP) operating income or loss to evaluate segment performance and allocate resources. These adjusted metrics exclude the impact of equity-based compensation expenses, amortization of intangible assets, impairment of intangible assets, and acquisition-related costs including acquisition-related severance, if applicable as determined by management. Acquisition-related costs and acquisition-related severance are related to the acquisition of Bako (as defined below), which closed on March 17, 2026, see Note 15. Business Combinations for additional details. The CODM does not use asset or liability information, including fixed assets, to assess segment performance. Total assets by segment are presented below; segment liability details are not disclosed.

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

There is no inter-segment allocation of interest expense and income taxes. There is no inter-segment revenue and operating income or loss. The Company did not allocate income tax by segment. Information regarding the Company’s operations and assets for its reportable segments as well as geographic information was as follows, all dollars are in thousands:

	Laboratory Services	Therapeutic Development	Total
Three Months Ended September 30, 2026
Revenue	$90,412	$—	$90,412
Less:
Adjusted cost of revenue	57,568	12	57,580
Adjusted research and development	6,300	4,383	10,683
Adjusted selling and marketing	15,070	—	15,070
Adjusted general and administrative	18,632	383	19,015
Total adjusted operating loss	$(7,158)	$(4,778)	$(11,936)

	Laboratory Services	Therapeutic Development	Total
Nine Months Ended September 30, 2026
Revenue	$246,822	$117	$246,939
Less:
Adjusted cost of revenue	164,365	27	164,392
Adjusted research and development	19,584	13,156	32,740
Adjusted selling and marketing	41,309	—	41,309
Adjusted general and administrative	61,382	1,131	62,513
Total adjusted operating loss	$(39,818)	$(14,197)	$(54,015)

	Laboratory Services	Therapeutic Development	Total
Three Months Ended September 30, 2025
Revenue	$83,931	$138	$84,069
Less:
Adjusted cost of revenue	46,860	—	46,860
Adjusted research and development	5,150	5,463	10,613
Adjusted selling and marketing	10,906	—	10,906
Adjusted general and administrative	18,530	678	19,208
Total adjusted operating income (loss)	$2,485	$(6,003)	$(3,518)

	Laboratory Services	Therapeutic Development	Total
Nine Months Ended September 30, 2025
Revenue	$239,197	$138	$239,335
Less:
Adjusted cost of revenue	135,828	—	135,828
Adjusted research and development	15,516	14,159	29,675
Adjusted selling and marketing	30,056	—	30,056
Adjusted general and administrative	60,828	1,108	61,936
Total adjusted operating loss	$(3,031)	$(15,129)	$(18,160)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reconciliation of “adjusted operating loss” to “loss before income taxes”
Adjusted operating loss	$(11,936)	$(3,518)	$(54,015)	$(18,160)
Less (add):
Equity-based compensation	8,120	9,717	26,634	30,306
Acquisition-related costs	—	90	2,649	387
Acquisition-related severance	—	—	647	—
Amortization of intangible assets	2,491	2,025	7,125	6,005
Impairment of intangible assets	—	—	2,172	—
Interest income	(8,554)	(7,874)	(23,609)	(23,983)
Interest expense	7	28	83	59
Impairment of equity securities	—	—	—	9,926
Other income, net	43	5	(5)	(109)
Total loss before income taxes	$(14,043)	$(7,509)	$(69,711)	$(40,751)

Significant items by segment excluded from the adjusted operating (loss) income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Equity-based compensation
Laboratory services	$5,979	$7,716	$20,121	$24,282
Therapeutic development	2,141	2,001	6,513	6,024
Total	$8,120	$9,717	$26,634	$30,306

Revenue by segment was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Laboratory services:
Precision diagnostics	$41,841	$50,734	$123,532	$142,259
Anatomic pathology	40,879	25,983	103,456	79,405
BioPharma services	7,692	7,214	19,834	17,533
Total laboratory services	90,412	83,931	246,822	239,197
Therapeutic development:
BioPharma services	—	138	117	138
Total therapeutic development	—	138	117	138
Total	$90,412	$84,069	$246,939	$239,335

Depreciation and amortization by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Laboratory services	$6,697	$5,928	$20,082	$17,572
Therapeutic development	119	110	410	439
Total	$6,816	$6,038	$20,492	$18,011

Interest income and expense by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Laboratory services
Interest income	$8,554	$7,874	$23,609	$23,983
Interest expense	(7)	(28)	(83)	(59)
Therapeutic development
Interest income	—	—	—	—
Interest expense	—	—	—	—
Total	$8,547	$7,846	$23,526	$23,924

Total assets by segment were as follows:

	September 30, 2026	December 31, 2025
Laboratory services	$973,796	$1,096,379
Therapeutic development	105,133	117,146
Total	$1,078,929	$1,213,525

Geographic distribution of revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$83,247	$77,608	$226,616	$221,641
Foreign
China	3,415	3,128	9,055	8,146
Other countries	3,750	3,333	11,268	9,548
Total foreign	7,165	6,461	20,323	17,694
Total	$90,412	$84,069	$246,939	$239,335

Geographic distribution of property, plant and equipment, net was as follows:

	September 30, 2026	December 31, 2025
United States	$104,909	$106,250
Foreign
China	4,431	4,692
Other countries	1,398	1,607
Total foreign	5,829	6,299
Total	$110,738	$112,549

Note 8. Debt, Commitments, and Contingencies

Debt

Notes payable as of September 30, 2026, consisted of $2.0 million of notes payable related to an installment sale contract the Company entered into in February 2022 for a building. The notes payable related to the installment sale are due in February 2030, and the interest rate is 1.08%. The current portion and noncurrent portion are $0.5 million and $1.5 million, respectively, and the noncurrent portion is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. The interest expense for the three and nine months ended September 30, 2026, and 2025, was not significant.

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

From time to time, the Company, like other laboratories in its industry, is subject to claims and allegations relating to professional liability. The Company accrued $14.5 million in connection with the settlement of a professional liability matter, which was included in accrued legal liabilities and general and administrative expense in the 2025 Annual Report. The Company maintains professional liability insurance that has provided partial coverage for this matter, subject to customary retentions, exclusions, and limits. During the second quarter of 2026, the Company paid this settlement in full, and the related accrual is no longer reflected in accrued legal liabilities as of September 30, 2026.

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

The operating and finance lease right-of-use asset, or ROU asset, short-term lease liabilities, and long-term lease liabilities as of September 30, 2026, and December 31, 2025, were as follows:

	September 30, 2026	December 31, 2025
	(in thousands)
Operating lease ROU asset, net	$8,043	$4,961
Operating lease liabilities, short term	$2,113	$1,462
Operating lease liabilities, long term	$6,208	$3,781
Finance lease ROU asset, net	$85	$339
Finance lease liabilities, short term	$91	$360
Finance lease liabilities, long term	$—	$—

The following was operating and finance lease expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Operating lease cost	$659	$556	$1,798	$1,437
Finance lease cost:
Amortization of ROU assets	85	85	254	301
Interest on lease liabilities	1	4	6	15
Short-term lease cost	616	424	1,637	1,382
Total lease cost	$1,361	$1,069	$3,695	$3,135

Supplemental information related to leases was the following:

September 30, 2026
Weighted-average remaining lease term, operating leases	4.94 years
Weighted-average discount rate, operating leases	6.20%
Weighted-average remaining lease term, finance lease	0.25 years
Weighted-average discount rate, finance lease	3.21%

The following is a maturity analysis of operating and finance lease liabilities using undiscounted cash flows on an annual basis with renewal periods included:

	Operating Leases	Finance Lease
	(in thousands)
Year ending December 31,
2026 (remaining 3 months)	604	91
2027	2,441	—
2028	1,761	—
2029	1,528	—
2030	1,085	—
2031	1,095	—
Thereafter	1,277	—
Total lease payments	9,791	91
Less imputed interest	(1,470)	—
Total	$8,321	$91

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

The 2026 Plan authorizes the issuance of 2,000,000 new shares of the Company's common stock, plus up to an additional 1,500,000 shares of common stock to the extent awards outstanding under the Prior Plan are forfeited, expire, or cancelled without delivery of shares on or after the Effective Date. Shares of common stock withheld or repurchased by the Company to satisfy an award's exercise price or tax withholding obligations are not added back to the shares of common stock available for future issuance. The 2026 Plan permits the grant of incentive stock options, non-qualified stock options, stock grants, and other stock-based awards (including RSUs and stock appreciation rights) to employees, directors, and consultants, and will terminate on March 31, 2036 unless terminated earlier.

The Company has included equity-based compensation expense as part of cost of revenue and operating expenses in the accompanying Condensed Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$885	$1,697	$3,431	$5,214
Research and development	2,953	3,247	9,626	$10,060
Selling and marketing	536	736	1,746	$2,337
General and administrative	3,746	4,037	11,831	$12,695
Total	$8,120	$9,717	$26,634	$30,306

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

The Company recorded consolidated benefit from income taxes of $0.7 million and $1.4 million for the three and nine months ended September 30, 2026, respectively, compared to $0.7 million and $2.8 million for the three and nine months ended September 30, 2025, respectively. The Company’s effective tax rates were 5% and 2% for the three and nine months ended September 30, 2026, respectively, compared to 9% and 7% for the three and nine months ended September 30, 2025, respectively. The change in the effective tax rate compared to prior periods was primarily driven by a one-time tax benefit related to the acquisition of Inflation Reduction Act tax credits in prior year that did not occur in the current year.

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

As of September 30, 2026, the Company has received the $106.1 million related to the carryback of Investment Tax Credits to the 2021 and 2022 tax years. The Company has received and recorded $6.2 million in interest income related to the refund.

Note 12. Loss per Share

The following is a reconciliation of the basic and diluted loss per share computations for the three and nine months ended September 30, 2026, and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net loss attributable to Fulgent	$(13,152)	$(6,608)	$(67,508)	$(37,095)

Weighted-average common shares - outstanding, basic	27,662	30,749	28,837	30,708
Weighted-average common shares - outstanding, diluted	27,662	30,749	28,837	30,708

Loss per share:
Basic	$(0.48)	$(0.21)	$(2.34)	$(1.21)
Diluted	$(0.48)	$(0.21)	$(2.34)	$(1.21)

The following securities have been excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Stock options	75	101	75	101
Restricted stock units	2,163	2,368	2,163	2,368
Contingently issuable shares	146	293	146	293

The anti-dilutive shares described above were calculated using the treasury stock method. In the three and nine months ended September 30, 2026, and 2025, the Company had outstanding stock options and restricted stock units that were excluded from the weighted-average share calculation for continuing operations due to the Company’s net loss positions.

In the three and nine months ended September 30, 2026, the Company also had contingently issuable shares for contingent consideration to the acquisition of ANP that were excluded from the diluted weighted-average share calculation for continuing operations due to the Company’s net loss positions. Certain milestones were met as of September 30, 2026, and the 143,023 shares of the Company's common stock issuable upon achievement of those milestones, which were issued in October 2026, were included in the basic weighted-average share calculation from the date the milestones were met. Refer to Note 18. Subsequent Events for additional details. 146,341 shares of the Company's common stock remain issuable dependent on the achievement of additional milestones.

Note 13. Retirement Plans

The Company offers a 401(k) retirement savings plan, or the 401(k) Plan, for its employees, including its executive officers, who satisfy certain eligibility requirements. The Internal Revenue Code of 1986, as amended, allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) Plan. The Company matches contributions to the 401(k) Plan based on the amount of salary deferral contributions the participant makes to the 401(k) Plan. The Company will match up to 4% of an employee’s compensation that the employee contributes to their 401(k) Plan account. Total Company matching contributions to the 401(k) Plan were $1.3 million and $4.1 million for the three and nine months ended September 30, 2026, respectively, and $1.0 million and $3.2 million for the three and nine months ended September 30, 2025, respectively.

Note 14. Related Party

Prior to April 25, 2025, Ming Hsieh, the Chief Executive Officer and Chairperson of the board of directors, was on the board of directors and an approximately 20% owner of ANP, with which the Company entered into certain drug-related licensing and development service agreements.

The President and Chief Scientific Officer of Fulgent Pharma, Ray Yin, is the Founder, President, and Chief Technology Officer of ANP. Prior to April 25, 2025, the Company incurred zero and $0.6 million related to the licensing and development services and the purchase of equipment in the three and nine months ended September 30, 2025, respectively. The Company also entered into an employee service agreement with ANP in April 2023, an insignificant amount was recognized in revenue in the three and nine months ended September 30, 2025.

Note 15. Business Combinations

Bako Business Combination

On March 17, 2026, or the Bako acquisition date, Inform Diagnostics, Inc., a wholly owned subsidiary of the Company, completed an acquisition of substantially all of the assets and certain specified liabilities of Bako Diagnostics, a premier pathology laboratory, or Bako, and 100% of the issued and outstanding equity of StrataDx, a premier dermatopathology laboratory. Under the terms of the asset purchase agreement, as well as the purchase and sale agreement, both dated December 20, 2025, the initial total purchase price was approximately $55.7 million, net of cash received, and was subsequently adjusted as described below. These acquisitions, or collectively, the Bako Acquisition, enable the Company to further strengthen its laboratory services business by adding new products and services and further expand its national client base, national sales team, and team of expert pathologists.

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

During the three months ended June 30, 2026, the Company finalized the post-closing purchase price adjustment for the Bako Acquisition pursuant to the terms of the purchase agreements, resulting in an excess payment of $0.1 million owed to the seller. This amount was recorded as a measurement period adjustment under ASC 805, increasing goodwill as of the Bako acquisition date. The adjustment had no impact on the Company’s consolidated statements of operations for the nine months ended September 30, 2026.

The following tables summarize the updated purchase price allocation:

	As Initially Reported	Measurement Period Adjustment	As Revised
	(in thousands)
Considerations
Cash paid	$56,111	$—	$56,111
Considerations paid post-closing	141	146	$287
Total considerations	$56,252	$146	$56,398

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$544	$—	$544
Trade accounts receivable	2,090	—	$2,090
Inventory	1,561	—	$1,561
Prepaid expenses	2,353	—	$2,353
Fixed assets	1,459	—	$1,459
ROU assets - operating	2,839	—	$2,839
Other long-term assets	25	—	$25
Identifiable intangible assets	22,700	—	$22,700
Accounts payable	(1,952)	—	$(1,952)
Accrued liabilities	(2,741)	16	$(2,725)
Operating lease liabilities	(2,839)	—	$(2,839)
Deferred tax liabilities	(1,166)	—	$(1,166)
Recognized amounts of identifiable assets acquired and liabilities assumed, net	24,873	16	24,889
Goodwill	31,379	130	$31,509
Total	$56,252	$146	$56,398

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

The revenue of the acquiree since the Bako acquisition date were $21.8 million and $41.3 million for the three and nine months ended September 30, 2026, respectively, which are included in the accompanying Condensed Consolidated Statements of Operations.

The acquisition-related costs associated with the acquisition of Bako consisted primarily of legal, regulatory and financial advisory fees of approximately $0.3 million for the second quarter of 2026, $2.6 million for the first quarter of 2026, and $1.5 million incurred in the fourth quarter of 2025. No additional acquisition-related costs were incurred in the third quarter of 2026. These acquisition-related costs were expensed as incurred as general and administrative expenses.

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

During the three months ended March 31, 2026, the Company finalized the federal and state income tax returns for ANP for periods prior to the ANP acquisition date. As a result of this finalization, the Company identified a measurement period adjustment resulting in a decrease to deferred tax liabilities of $2.7 million, with a corresponding decrease to goodwill of $2.7 million. This adjustment is reflected retrospectively as of the ANP acquisition date in accordance with ASC 805. The adjustment had no impact on the Company’s consolidated statements of operations for the nine months ended September 30, 2026.

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

The acquisition includes a contingent consideration arrangement that requires the Company to issue up to 292,682 shares of the Company’s common stock to the sellers of ANP upon ANP’s achievement of certain minimum levels of cash receipts within the two years following the ANP acquisition date. The contingent consideration is classified as equity, and the fair value of $5.7 million was calculated based on the stock price of the Company’s common stock on the ANP acquisition date. The fair value of the contingent consideration does not need to be remeasured, as the subsequent settlement will be accounted for as equity. On October 1, 2026, the Company issued an aggregate of 143,023 shares of the Company's common stock as consideration to sellers of ANP in connection with ANP's achievement of certain milestones, and a portion of the earnout was settled in cash, rather than shares of common stock, for holders that were not accredited investors as required by the ANP Merger Agreement, see Note 18. Subsequent Events.

The ANP Merger Agreement called for the Company to hold back $1.9 million to serve as collateral for indemnification of the equity holders. $1.0 million of the holdback will be released to the sellers of ANP after the initial survival date (three years after closing), and the remaining amount is to be released four years after the closing date.

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

During the nine months ended September 30, 2026, the Company recorded a full impairment of the customer relationships intangible asset. See Note 17. Goodwill and Intangible Assets, for further details.

Note 16. Stock Repurchase Program

In March 2022, the Company’s board of directors authorized a $250.0 million stock repurchase program. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions. The stock repurchase program has no expiration from the date of authorization.

During the three and nine months ended September 30, 2026, the Company repurchased 15,059 and 4.1 million shares of its common stock, respectively, at an aggregate cost of $0.3 million and $64.1 million, respectively, under the stock repurchase program. During the three and nine months ended September 30, 2025, the Company repurchased zero and 0.6 million shares of its common stock, respectively, at an aggregate cost of zero and $10.9 million, respectively under the stock repurchase program. As of September 30, 2026, a total of approximately $75.6 million remained available for future repurchases of its common stock under the stock repurchase program.

Note 17. Goodwill and Intangible Assets

The Company has identified its laboratory services business and its therapeutic development business as its two operating segments, and the Company determined that the operating segments represented the two reporting units.

The changes in the carrying amounts of goodwill for the laboratory services segment and the therapeutic development segment in the nine months ended September 30, 2026 were as follows:

	Laboratory Services	Therapeutic Development
	(in thousands)
Balance at December 31, 2025	$—	$25,080
Acquisition	31,379	—
Measurement period adjustment	130	(2,728)
Balance at September 30, 2026	$31,509	$22,352

During the three months ended June 30, 2026, the Company identified indicators requiring an interim goodwill impairment assessment for its Therapeutic Development and Laboratory Services reporting units, including the loss of a significant customer within its ANP business and a sustained disconnect between the Company's market capitalization and its tangible net asset value. As a result, the Company engaged a third-party valuation specialist, as of June 30, 2026, and performed an interim quantitative goodwill impairment test for both reporting units, and a corresponding quantitative recoverability test for its indefinite-lived in-process research and development, or IPR&D.

During the three months ended September 30, 2026, there have been no significant changes in the business since the quantitative goodwill impairment tests and the corresponding quantitative recoverability test. There is no indication of a potential impairment for the Company's goodwill and IPR&D.

Laboratory Services

The change in goodwill for the laboratory services segment reflects goodwill arising from the Bako Acquisition, including a post-closing purchase price adjustment. The newly acquired entity, Bako, is considered part of the laboratory services segment. See Note 15. Business Combinations, for further details.

Based upon the results of the quantitative assessments the Company performed as of June 30, 2026, the Company concluded that the fair values of the laboratory services reporting unit were greater than the carrying values and that there was no impairment. The fair value of the Company’s laboratory services reporting unit remains higher than the carrying value recorded. The fair value of this reporting unit was $1,045.0 million and exceeded the carrying value of $943.5 million by approximately 11%.

However, this remains at heightened risk of future impairment given the narrow margin between estimated fair value and carrying value. As of September 30, 2026, there have been no significant changes in the laboratory services reporting unit since the quantitative valuation performed as of June 30, 2026. There is no indication of a potential impairment within the laboratory services reporting unit. While no impairment was recorded as of September 30, 2026, future developments such as deterioration in business performance and the ability to achieve revenue growth targets as well as projected cost of revenue and operating expense targets could reduce the fair value of this reporting unit and lead to impairment in a future period.

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

Based upon the results of the quantitative assessments the Company performed as of June 30, 2026, the Company concluded that the fair values of the therapeutic development reporting unit and the IPR&D asset at June 30, 2026, were greater than the carrying values and that there was no impairment.

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

As of September 30, 2026, there have been no significant changes in the therapeutic development reporting unit since the quantitative valuation performed as of June 30, 2026. There is no indication of a potential impairment within the therapeutic development reporting unit.

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

Summaries of intangible assets balances as of September 30, 2026, and December 31, 2025, were as follows:

	Weighted-Average Amortization Period	September 30, 2026	December 31, 2025
		(in thousands)
Laboratory Services
Customer relationships	12 Years	$105,185	$83,135
Less: accumulated amortization		(31,576)	(25,633)
Customer relationships, net		73,609	57,502

Royalty-free technology	10 Years	5,519	5,291
Less: accumulated amortization		(2,990)	(2,469)
Royalty-free technology, net		2,529	2,822

Trade name	7 Years	4,490	3,790
Less: accumulated amortization		(2,383)	(1,896)
Trade name, net		2,107	1,894

Laboratory information system platform	5 Years	1,860	1,860
Less: accumulated amortization		(1,860)	(1,643)
Laboratory information system platform, net		—	217

In-place lease intangible assets	5 Years	360	360
Less: accumulated amortization		(308)	(255)
In-place lease intangible assets, net		52	105

Purchased patent	10 Years	30	29
Less: accumulated amortization		(17)	(14)
Purchased patent, net		13	15
Total		78,310	62,555

Therapeutic Development
Customer relationships	18 Years	2,300	2,300
Less: accumulated amortization		(128)	(64)
Less: accumulated impairment		(2,172)	—
Customer relationships, net		—	2,236

In-process research & development	n/a	68,490	68,490
Total		68,490	70,726
Total intangible assets, net		$146,800	$133,281

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

During the nine months ended September 30, 2026, the Company recorded $22.0 million of customer relationships and $0.7 million of trade name attributable to the acquisition of Bako. See more details in Note 15. Business Combinations.

Amortization of intangible assets was $2.5 million and $7.1 million in the three and nine months ended September 30, 2026, respectively, and $2.0 million and $6.0 million in the three and nine months ended September 30, 2025, respectively.

Based on the carrying value of intangible assets recorded as of September 30, 2026, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for intangible assets is expected to be as follows:

Amounts
(in thousands)
Year ending December 31,
2026 (remaining 3 months)	$2,461
2027	9,674
2028	9,639
2029	9,207
2030	9,020
2031	8,605
Thereafter	29,704
Total	$78,310

Note 18. Subsequent Events

ANP Earnout Share Issuance

On October 1, 2026, the Company issued an aggregate of 143,023 shares of the Company’s common stock as consideration to sellers of ANP in connection with ANP’s achievement of certain milestones. A portion of the earnout was settled in cash, rather than shares of common stock, for holders that were not accredited investors (as required by the ANP Merger Agreement). The Company issued the shares of common stock in reliance on an exemption from registration provided for under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering. The Company relied on this exemption from registration based in part on the representations made by the applicable ANP sellers. The shares are “restricted securities” within the meaning of Rule 144.

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

Forward-Looking Statements

The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are statements other than historical facts and relate to future events or circumstances or our future performance, and they are based on our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. The forward-looking statements in this discussion and analysis include statements about, among other things, our future financial and operating performance, our future cash flows and liquidity and our growth strategies, as well as anticipated trends in our business and industry. These forward-looking statements are subject to a number of risks and uncertainties, including, among others, risks related to the completion of the transition of our billing and revenue cycle management system and its effect on our collections, revenue, gross margin and liquidity; the decline in revenue from our largest customer; the integration of Bako and our other acquired businesses; potential future impairment of our goodwill and intangible assets; the ongoing DOJ investigation and our ability to comply with complex regulations regarding billing, FDA therapeutic and device approval regulations, and other regulations applicable to our business; and the development of our therapeutic product candidates, and those described under “Item 1A. Risk Factors” in Part I of the 2025 Annual Report. Moreover, we operate in a competitive and rapidly evolving industry and new risks emerge from time to time. It is not possible for us to predict all of the risks we may face, nor can we assess the impact of all factors on our business or the extent to which any factor or combination of factors could cause actual results to differ from our expectations. In light of these risks and uncertainties, the forward-looking events and circumstances described in this discussion and analysis may not occur, and actual results could differ materially and adversely from those described in or implied by any forward-looking statements we make. Although we have based our forward-looking statements on assumptions and expectations we believe are reasonable, we cannot guarantee future results, levels of activity, performance or achievements or other future events. As a result, forward-looking statements should not be relied on or viewed as predictions of future events, and this discussion and analysis should be read with the understanding that actual future results, levels of activity, performance and achievements may be materially different than our current expectations. The forward-looking statements in this discussion and analysis speak only as of the date of this report, and except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

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

On March 17, 2026, and as further described in Note 15. Business Combinations, to the condensed consolidated financial statements included in this report, we completed the acquisition of certain assets of Bako Diagnostics and acquired StrataDx, or collectively, the Bako Acquisition, which together provide dermatopathology, podiatric pathology, and molecular diagnostic services and therapeutic products. As the Bako Acquisition closed late in the first quarter, the results for the nine months ended September 30, 2026, include only approximately six and a half months of the acquired operations. We expect the additional impact of the Bako Acquisition on our consolidated results of operations, including revenue, cost of revenue, and operating expenses, to be reflected in future periods.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Statement of Operation Data
Revenue	$90,412	$84,069	$6,343	8%	$246,939	$239,335	$7,604	3%
Cost of revenue	58,465	48,557	9,908	20%	167,823	141,042	26,781	19%
Gross profit	31,947	35,512	(3,565)	(10)%	79,116	98,293	(19,177)	(20)%
Operating expenses
Research and development	13,636	13,860	(224)	(2)%	42,366	39,735	2,631	7%
Selling and marketing	15,606	11,642	3,964	34%	43,055	32,393	10,662	33%
General and administrative	22,761	23,335	(574)	(2)%	77,640	75,018	2,622	3%
Amortization of intangible assets	2,491	2,025	466	23%	7,125	6,005	1,120	19%
Impairment of intangible assets	—	—	—	*	2,172	—	2,172	*
Total operating expenses	54,494	50,862	3,632	7%	172,358	153,151	19,207	13%
Operating loss	(22,547)	(15,350)	(7,197)	47%	(93,242)	(54,858)	(38,384)	70%
Other income (expenses)
Interest income	8,554	7,874	680	9%	23,609	23,983	(374)	(2)%
Interest expense	(7)	(28)	21	(75)%	(83)	(59)	(24)	41%
Impairment of equity securities	—	—	—	*	—	(9,926)	9,926	(100)%
Other (expense) income, net	(43)	(5)	(38)	760%	5	109	(104)	(95)%
Total other income, net	8,504	7,841	663	8%	23,531	14,107	9,424	67%
Loss before income taxes	(14,043)	(7,509)	(6,534)	87%	(69,711)	(40,751)	(28,960)	71%
Benefit from income taxes	(704)	(683)	(21)	3%	(1,379)	(2,770)	1,391	(50)%
Net loss from consolidated operations	(13,339)	(6,826)	(6,513)	95%	(68,332)	(37,981)	(30,351)	80%
Net loss attributable to noncontrolling interests	187	218	(31)	(14)%	824	886	(62)	(7)%
Net loss attributable to Fulgent	$(13,152)	$(6,608)	$(6,544)	99%	$(67,508)	$(37,095)	$(30,413)	82%
* not meaningful

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Revenue from laboratory services
Precision diagnostics	$41,841	$50,734	$(8,893)	(18)%	$123,532	$142,259	$(18,727)	(13)%
Anatomic pathology	40,879	25,983	14,896	57%	103,456	79,405	24,051	30%
BioPharma services	7,692	7,214	478	7%	19,834	17,533	2,301	13%
Total laboratory services	90,412	83,931	6,481	8%	246,822	239,197	7,625	3%
Revenue from therapeutic development
BioPharma services	—	138	(138)	(100)%	117	138	(21)	(15)%
Total therapeutic development	—	138	(138)	(100)%	117	138	(21)	(15)%
Total revenue	$90,412	$84,069	$6,343	8%	$246,939	$239,335	$7,604	3%

Revenue increased by $6.3 million, or 8%, from $84.1 million in the three months ended September 30, 2025, to $90.4 million in the three months ended September 30, 2026. The increase in revenue between periods was driven by increases of $14.9 million in anatomic pathology and $0.3 million in BioPharma services, partially offset by a decrease of $8.9 million in precision diagnostics.

Revenue increased by $7.6 million, or 3%, from $239.3 million in the nine months ended September 30, 2025, to $246.9 million in the nine months ended September 30, 2026. The increase in revenue between periods was driven by increases of $24.1 million in anatomic pathology and $2.3 million in BioPharma services, partially offset by a decrease of $18.7 million in precision diagnostics.

The decrease in precision diagnostics revenue was driven by the decline in revenue from our largest customer as this customer transitions to performing tests internally. As previously disclosed in our 2025 Annual Report, we expect revenues for our largest customer to continue to decline in 2026 as this customer continues to increase the performance of tests internally. The tests and testing services this customer has historically purchased were primarily precision diagnostic tests. To reduce this revenue risk, we will focus on developing existing customers and increasing the number of customers and thereby reducing the concentration and on successfully integrating our acquired businesses. The increase in anatomic pathology services was primarily due to $21.8 million and $41.3 million of revenue in the three and nine months ended September 30, 2026, respectively, resulting from assets and the business acquired in the Bako Acquisition, partially offset by decreases due to the impact of the final phase of the transition of our billing and revenue cycle management system which has resulted in significant processing backlogs and collections delays. We are in the process of addressing these transition issues, but may continue to experience adverse collection results pending completion of this effort. The volume of our anatomic pathology testing services can fluctuate during holiday periods and can decline due to extreme adverse weather conditions leading to temporary laboratory closures as experienced during 2026. The increase in BioPharma services revenue was primarily due to the timing of service projects, though this revenue is expected to remain variable due to the long sales cycle and fluctuations in project timing.

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

Our customer base includes insurance, institutional, and individual payors. In some periods, our revenue is concentrated on a smaller number of customers. For the laboratory services segment, aggregating customers that are under common control, no customer represented a significant concentration of revenue in the three and nine months ended September 30, 2026. One customer contributed $19.2 million, or 23%, of our revenue in the three months ended September 30, 2025, and contributed $54.4 million, or 23%, of total revenue in the nine months ended September 30, 2025. As previously disclosed, we expect revenues for this customer to continue to decline in 2026 as this customer continues to transition the performance of tests internally.

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

Revenue from the therapeutic development segment includes amounts recognized by ANP Technologies, Inc., or ANP, from technologies licensed to pharmaceutical and biotechnology companies, as well as CROs. An insignificant amount of gross-margin sharing revenue was recognized for the nine months ended September 30, 2026. No further gross-margin sharing revenue is expected from this manufacturing and supply agreement.

Revenue from non-U.S. sources increased by $0.7 million, or 11%, from $6.5 million in the three months ended September 30, 2025, to $7.2 million in the three months ended September 30, 2026. The increase in the three-month period was primarily due to increases in total revenue from China of $0.3 million and United Kingdom of $0.2 million. Revenue from non-U.S. sources increased by $2.6 million, or 15%, from $17.7 million in the nine months ended September 30, 2025, to $20.3 million in the nine months ended September 30, 2026. The increase in the nine-month period was primarily due to increases in total revenue from China of $0.9 million, Australia of $0.7 million, and United Kingdom of $0.6 million.

Cost of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$58,465	$48,557	$9,908	20%	$167,823	$141,042	$26,781	19%
Cost of revenue as a % of revenue	65%	58%			68%	59%

Our consolidated cost of revenue increased by $9.9 million, or 20%, from $48.6 million in the three months ended September 30, 2025, to $58.5 million in the three months ended September 30, 2026. The increase in cost of revenue was primarily due to increases of $10.9 million in cost of revenue resulting from assets and the business acquired in the Bako Acquisition partially offset by a decrease of $1.2 million in personnel costs due to decreased equity-based compensation.

Our consolidated cost of revenue increased by $26.8 million, or 19%, from $141.0 million in the nine months ended September 30, 2025, to $167.8 million in the nine months ended September 30, 2026. The increase in cost of revenue was primarily due to increases of $23.7 million in cost of revenue resulting from assets and the business acquired in the Bako Acquisition, $2.0 million in depreciation costs, $1.9 million in shipping and handling expenses, and $0.9 million in consulting and outside labor costs, and partially offset by decreases of $0.7 million in personnel costs due to decreased equity-based compensation, $0.4 million in software and software licensing expenses, and $0.4 million in supplies and materials expenses.

Our consolidated cost of revenue as a percentage of revenue increased from 58% in the three months ended September 30, 2025, to 65% in the three months ended September 30, 2026. Our consolidated cost of revenue as a percentage of revenue increased from 59% in the nine months ended September 30, 2025, to 68% in the nine months ended September 30, 2026.

Our gross profit decreased by $3.6 million, or 10%, from $35.5 million in the three months ended September 30, 2025, to $31.9 million in the three months ended September 30, 2026, and decreased by $19.2 million, or 20%, from $98.3 million in the nine months ended September 30, 2025, to $79.1 million in the nine months ended September 30, 2026. Our gross profit as a percentage of revenue, or gross margin, decreased from 42% in the three months ended September 30, 2025, to 35% in the three months ended September 30, 2026, and 41% in the nine months ended September 30, 2025, to 32% in the nine months ended September 30, 2026. This was driven by the lower collection rate and higher fixed costs, reducing operating leverage primarily resulting from processing and collections delays in connection with the final phase of the implementation of our new billing and revenue cycle management system. This system is complex, and the challenges were mostly related to implementing the customizations needed to maximize reimbursement that were not fully built into the initial launch. We have made progress implementing the required customizations, and our collection rate improved in the third quarter of 2026 compared to the second quarter of 2026. As the remaining customizations are completed and integrated across our revenue cycle, we expect our collection rate, and correspondingly our gross margin, to improve, though we cannot predict the exact timing of that improvement.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Research and development
Laboratory services	$7,818	$7,072	$746	11%	$24,855	$21,604	$3,251	15%
Therapeutic development	5,818	6,788	(970)	(14)%	17,511	18,131	(620)	(3)%
Total research and development	$13,636	$13,860	$(224)	(2)%	$42,366	$39,735	$2,631	7%

Laboratory Services

For the laboratory services segment, the research and development expenses were mainly for advancing our technology and future testing and testing services. The expenses increased by $0.7 million, or 11%, from $7.1 million in the three months ended September 30, 2025, to $7.8 million in the three months ended September 30, 2026. The increase was primarily attributable to increases of $0.9 million in reagents and supplies expenses.

The expenses increased by $3.3 million, or 15%, from $21.6 million in the nine months ended September 30, 2025, to $24.9 million in the nine months ended September 30, 2026. The increase was primarily attributed to increases of $2.7 million in reagents and supplies expenses and $0.7 million in personnel expenses.

Therapeutic Development

For the therapeutic development segment, the research and development expenses in the three months ended September 30, 2026, totaled $5.8 million and consisted of $3.1 million in personnel costs, including equity-based compensation, and $2.1 million in contract research organization, or CRO, costs. In the three months ended September 30, 2025, these expenses totaled $6.8 million and comprised $3.4 million in CRO costs and $2.8 million of personnel costs, including equity-based compensation. Other expense categories including facilities and depreciation are not individually significant and have remained stable.

For the therapeutic development segment, the research and development expenses in the nine months ended September 30, 2026, totaled $17.5 million and consisted of $8.8 million in personnel costs, including equity-based compensation, and $6.9 million in CRO costs. In the nine months ended September 30, 2025, these expenses totaled $18.1 million and comprised $8.9 million in CRO costs and $7.8 million of personnel expenses, including equity-based compensation. Other expense categories including facilities and depreciation are not individually significant and have remained stable.

The research and development expenses for Therapeutic Development decreased by $1.0 million, or 14% from $6.8 million in the three months ended September 30, 2025 to $5.8 million in the three months ended September 30, 2026. The decrease was due to a decrease of $1.3 million in CRO costs. The research and development expenses remained flat for nine months ended September 30, 2026, and 2025.

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

We had end of Phase 2 meetings for FID-007 with the FDA. We expect our research and development expenses to increase when we continue our development efforts.

Looking ahead, we expect research and development expenses to continue increasing as clinical trials progress for FID-007, FID-022, and other pre-clinical studies.

Selling and Marketing

Our consolidated selling and marketing expenses increased by $4.0 million, or 34%, from $11.6 million in the three months ended September 30, 2025, to $15.6 million in the three months ended September 30, 2026. The increase in consolidated selling and marketing expenses was due to increase of $3.3 million resulting from assets and the business acquired in the Bako Acquisition and $0.6 million in software and software licensing expenses.

Our consolidated selling and marketing expenses increased by $10.7 million, or 33%, from $32.4 million in the nine months ended September 30, 2025, to $43.1 million in the nine months ended September 30, 2026. The increase in consolidated selling and marketing expenses was due to increase of $8.1 million resulting from assets and the business acquired in the Bako Acquisition, $2.4 million in personnel costs due to increased headcount, and $2.0 million in software and software licensing expenses, partially offset by a decrease of $2.4 million in advertising and marketing expenses.

General and Administrative

Our consolidated general and administrative expenses decreased by $0.6 million, or 2%, from $23.3 million in the three months ended September 30, 2025, to $22.8 million in the three months ended September 30, 2026. This included decreases of $3.0 million in bad debt expense and $0.5 million of personnel costs, partially offset by an increase in consolidated general and administrative expenses of $3.3 million resulting from assets and the business acquired in the Bako Acquisition.

Our consolidated general and administrative expenses increased by $2.6 million, or 3%, from $75.0 million in the nine months ended September 30, 2025, to $77.6 million in the nine months ended September 30, 2026. The increase in consolidated general and administrative expenses was due to increases of $7.9 million resulting from assets and the business acquired in the Bako Acquisition, $2.4 million in acquisition-related expenses, and $1.1 million in software and software licensing expenses, partially offset by decreases of $4.2 million in bad debt expense, $2.0 million in personnel costs due to decreased bonus and equity-based compensation expenses, $1.0 million in accounting expenses, and $0.7 million in consulting and outside labor expenses.

Impairment of Intangible Assets

During the three months ended September 30, 2026, there was no impairment of intangible assets.

During the nine months ended September 30, 2026, we identified a triggering event with respect to a finite-lived customer relationship intangible asset acquired as part of the ANP acquisition, resulting from the loss of a significant customer relationship. As a result, we recorded an impairment charge of $2.2 million, representing the remaining net carrying value of the intangible asset after accumulated amortization since the ANP acquisition date, effectively writing off the asset in its entirety. The impairment charge is reflected within a separate line item in the Condensed Consolidated Statements of Operations. There were no such impairment charges for intangible assets in the prior year.

Amortization of Intangible Assets

Our consolidated amortization of intangible assets represents amortization expenses on the intangible assets that arose from the business combinations in 2026, 2025, 2022 and 2021, and a patent purchased in 2021.

Other Income (Expenses)

Other income is primarily comprised of interest income, which was $8.6 million and $23.6 million in the three and nine months ended September 30, 2026, respectively, and $7.9 million and $24.0 million in the three and nine months ended September 30, 2025, respectively. This interest income included interest earned on marketable securities and realized gain or loss on sale of marketable securities, as well as interest accrued for outstanding federal tax refunds. The change in interest income was primarily due to the interest earned from the outstanding federal tax refunds, partially offset by lower overall marketable security balances. Other expenses were minimal in 2026. Other expenses in 2025 primarily consisted of a one-time, non-cash impairment of $9.9 million related to a prior investment as discussed further in Note 4. Fair Value Measurements, of the financial statements included in this quarterly report.

Benefit from Income Taxes

Benefit from income taxes was $0.7 million and $1.4 million for the three and nine months ended September 30, 2026, respectively, compared with $0.7 million and $2.8 million for the three and nine months ended September 30, 2025, respectively. The Company’s effective tax rate was 5% and 2% for the three and nine months ended September 30, 2026, respectively, compared to 9% and 7% for the three and nine months ended September 30, 2025, respectively.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest represents net loss attributable to minority stockholders from entities not wholly owned.

Liquidity and Capital Resources

Liquidity and Sources of Cash

We had $652.4 million and $705.5 million in cash, cash equivalents, restricted cash, and marketable securities as of September 30, 2026, and December 31, 2025, respectively. Our marketable securities primarily consist of U.S. government and U.S. agency debt securities, corporate bonds, and municipal bonds as of September 30, 2026, and December 31, 2025.

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

We expect our existing cash, cash equivalents, restricted cash, and marketable securities to continue to be sufficient to meet our anticipated cash requirements for at least the next 12 months. Historically, cash provided by operations has contributed to our ability to meet our liquidity needs, including paying for capital expenditures, however, cash provided by our operations has in the past experienced fluctuations from period to period, which we expect may continue in the future. Cash provided by operating activities in the nine months ended September 30, 2026, was primarily attributable to the receipt of a $112.3 million federal income tax refund, including approximately $6.2 million of interest, which we do not expect to recur. Excluding this refund, our operating activities used approximately $19.8 million of cash in the nine months ended September 30, 2026. These fluctuations can occur because of a variety of factors, including, among others, factors relating to the demand for our tests, whether large customers continue ordering our tests, the amount and timing of sales, the prices we charge for our tests due to changes in product mix, customer mix, general price degradation for tests, or other factors, the rate and timing of our billing and collections cycles and the timing and amount of our commitments and other payments. We intend to improve our profitability by improving margins and expanding in new markets for our tests, but these efforts are subject to risks, including those described in “Item 1A. Risk Factors” of the 2025 Annual Report, and may not be successful. Moreover, even if our liquidity expectations are correct, we may still seek to raise additional capital through securities offerings, credit facilities or other debt financings, asset sales or collaborations or licensing arrangements.

In addition and as discussed above, we are in the process of transitioning our billing and revenue cycle management system, which has required us to rebuild and implement significant customizations. As a result, we have encountered processing delays affecting our collections rate and some delayed amounts may not ultimately be collected at the rate we expect. As the remaining customizations are completed and integrated across our revenue cycle, we expect our collection rates to improve, though we cannot predict the exact timing of that improvement. We do not believe this matter will impact our ability to meet our anticipated cash requirements for at least the next 12 months, but continued delays in completing this transition could further affect our collections, liquidity, and results of operations. We also expect our research and development expenses to increase as we continue our research and development efforts and could encounter liability as a result of an adverse outcome of any government investigation or litigation as described in our financial statements.

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

Cash Flows

The following table summarizes cash flows from continuing operations for each of the periods presented:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by (used in) operating activities	$92,571	$(23,495)
Net cash provided by investing activities	$13,700	$100,217
Net cash used in financing activities	$(69,782)	$(14,255)

Operating Activities

During the nine months ended September 30, 2026, our operations provided $92.6 million of cash, as compared to $23.5 million used in the nine months ended September 30, 2025. The increase in cash provided by operating activities in the nine months ended September 30, 2026, as compared with the corresponding period in 2025, was primarily due to $112.3 million of IRS tax refund and interest received during the three months ended September 30, 2026. The remaining is related to the timing of cash receipts from customers and cash payments for operating expenses. We expect to incur more operating expenses and use more cash in operating activities over time as a result of our planned and ongoing clinical trials for FID-007 and FID-022, and as we continue to invest resources to grow our laboratory services business.

Investing Activities

The cash provided by or used in investing activities is impacted by capital expenditures for operational needs and timing of payments, timing of maturities of marketable securities, and discretionary business combinations and other investments.

Cash provided by investing activities in the nine months ended September 30, 2026 was $13.7 million, which primarily represented $166.2 million in maturities of marketable securities, $37.2 million in proceeds from sale of marketable securities, partially offset by $123.0 million from the purchase of marketable securities, $55.9 million related to business acquisitions, and $10.8 million related to the purchase of fixed assets consisting mainly of building improvements, medical laboratory equipment, and computer hardware.

Cash provided by investing activities in the nine months ended September 30, 2025, was $100.2 million, which primarily represented $132.9 million related to maturities of marketable securities and $3.8 million from the acquisition of ANP, net of cash received, partially offset by $18.9 million from the purchase of marketable securities and $17.6 million related to the purchase of fixed assets consisting mainly of building improvements, medical laboratory equipment, and computer hardware.

Financing Activities

Cash used in financing activities in the nine months ended September 30, 2026, was $69.8 million, which primarily related to $64.1 million used in the repurchase of common stock and $4.9 million used in common stock withholding for employee tax obligations.

Cash used in financing activities in the nine months ended September 30, 2025, was $14.3 million, which primarily related to $10.9 million for repurchase of common stock and $2.6 million used in common stock withholding for employee tax obligations.

We do not expect to use any credit facilities due to the strong cash position as of September 30, 2026.

Stock Repurchase Program

In March 2022, our board of directors authorized a $250.0 million stock repurchase program. The stock repurchase program has no expiration from the date of authorization. Under the stock repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions.

During the three and nine months ended September 30, 2026, we repurchased 15,059 and 4.1 million shares of our common stock, respectively, at an aggregate cost of $0.3 million and $64.1 million, respectively, under the stock repurchase program. During the three and nine months ended September 30, 2025, we repurchased zero and 0.6 million shares of our common stock, respectively, at an aggregate cost of zero and $10.9 million, respectively, under the stock repurchase program. As of September 30, 2026, a total of approximately $75.6 million remained available for future repurchases of our common stock under our stock repurchase program.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” in the 2025 Annual Report. There were no material changes during the nine months ended September 30, 2026.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control (as required by Rule 13a-15(c) under the Exchange Act) over financial reporting during the three months ended September 30, 2026, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information on Share Repurchases

In March 2022, our Board of Directors authorized a $250.0 million stock repurchase program. The stock repurchase program has no expiration from the date of authorization. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions. Purchases were made in the open market at prevailing market prices and were executed pursuant to trading plans we adopted pursuant to Rule 10b5-1 under the Exchange Act.

The number of shares of common stock repurchased by the Company under the stock repurchase program and the average price paid per share for the three months ended September 30, 2026, are as follows:

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid Per Share (1)	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs
July 2026 (7/1/2026-7/31/2026)	—	$—	—	$75,837,259
August 2026 (8/1/2026-8/31/2026)	15,059	$16.71	15,059	$75,586,116
September 2026 (9/1/2026-9/30/2026)	—	$—	—	$75,586,116
Total	15,059		15,059

(1) Includes commissions for the shares repurchased under the stock repurchase program.

As of September 30, 2026, a total of approximately $75.6 million remained available for future repurchases of our common stock under the stock repurchase program.

Item 5. Other Information.

Rule 10b5-1 trading arrangements

During the three months ended September 30, 2026, none of our directors or officers, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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

FULGENT GENETICS, INC.

Date: November 5, 2026	By:	/s/ Ming Hsieh
Ming Hsieh
Chief Executive Officer (principal executive officer)

Date: November 5, 2026	By:	/s/ Paul Kim
Paul Kim
Chief Financial Officer (principal financial and accounting officer)